Form 10-Q
period 1996-05-31
MINN DAK FARMERS COOPERATIVE
filed 1996-07-10
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(B) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO ECTION 13 AND 15(D) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                          Commission file: No. 33-94644

                          MINN-DAK FARMERS COOPERATIVE
             (Exact named of registrant as specified in its charter)


               North Dakota                               23-7222188
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

          7525 Red River Road
         Wahpeton, North Dakota                             58075
         (Address of principal                            (Zip Code)
          executive offices)

                                 (701) 642-8411
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  YES        __X__                    NO     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
       Class of Common                       Stock May 31 , 1996
       $250 Par Value                                  483




PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       MAY 31, 1996                          MAY 31, 1996
                                                                       MAY 31, 1995                          MAY 31, 1995
                                                               ------------------------------       ------------------------------
                                                                   1996             1995               1996              1995
                                                               -------------     ------------       ------------      ------------
REVENUE:
      From sales of sugar, by-products, Fibrex, yeast
        and resale commodities, net of discounts             $       21,603    $      29,366      $     110,082     $     128,461
      Other income                                                      470              454                438               319
                                                               -------------     ------------       ------------      ------------
                                                                     22,073           29,820            110,520           128,779
                                                               -------------     ------------       ------------------------------

EXPENSES:
      Production costs of sugar, by-products, Fibrex,
        yeast and resale commodities sold                             6,916            6,886             26,200            26,440
      Marketing (includes freight and storage)                        5,225            5,192             15,920            14,169
      General and administrative                                      1,137              940              3,267             3,034
      Interest                                                          826              961              2,640             2,289
      (Gain) loss on disposition of property and equipment                0               36                 10                93
                                                               -------------     ------------       ------------      ------------
                                                                     14,104           14,015             48,037            46,026
                                                               -------------     ------------       ------------      ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $        7,969    $      15,802      $      62,483     $      82,754
                                                               =============     ============       ============      ============

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
          Components of net income:
               Income (loss) from non-member business        $          385             (224)     $         764     $        (274)
               Patronage income                                      (2,423)             282              8,103             8,541
                                                               -------------     ------------       ------------      ------------
                    Net income                                       (2,038)              58              8,867             8,267

          Unit retention capital                                          0                0                729               818
                                                               -------------     ------------       ------------      ------------
               Net credit to members' investment                     (2,038)              58              9,596             9,085

      Payments to members for sugarbeets, net of unit
       retention capital                                             10,007           15,744             52,887            73,669
                                                               -------------     ------------       ------------      ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $        7,969    $      15,802      $      62,483     $      82,754
                                                               =============     ============       ============      ============



See Notes to Consolidated Financial Statements.



                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                      MAY 31, 1996    AUGUST 31, 1995
ASSETS                                                                (UNAUDITED)        (AUDITED)
                                                                      -------------     ------------
CURRENT ASSETS:
      Cash                                                          $       11,209    $         287
                                                                      -------------     ------------

      Receivables:
          Trade accounts                                                    10,305           11,165
          Growers and other                                                  3,669            2,250
                                                                      -------------     ------------
                                                                            13,973           13,415
                                                                      -------------     ------------

      Advances to affiliate                                                  2,270              731
                                                                      -------------     ------------

      Inventories:
          Refined sugar, pulp and molasses to be sold
            on a pooled basis                                               33,316           15,660
          Nonmember refined sugar                                                3              110
          Yeast                                                                 90               91
          Materials and supplies                                             3,808            4,217
          New crop beets                                                         0                0
                                                                      -------------     ------------
                                                                            37,218           20,078
                                                                      -------------     ------------

      Deferred charges                                                         803              940
                                                                      -------------     ------------

      Prepaid expenses                                                       3,486            2,220
                                                                      -------------     ------------

      Property and equipment available for sale                                812              819
                                                                      -------------     ------------

               Total current assets                                         69,771           38,490
                                                                      -------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                                            10,383           10,168
      Buildings                                                             19,464           19,245
      Factory equipment                                                     61,831           59,458
      Other equipment                                                        1,836            1,852
      Construction in progress                                              18,741            6,047
                                                                      -------------     ------------
                                                                           112,255           96,770
          Less accumulated depreciation                                    (47,835)         (45,687)
                                                                      -------------     ------------
                                                                            64,420           51,083
                                                                      -------------     ------------
OTHER ASSETS:
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                       11,238            6,239
      Deferred income taxes                                                  3,450            3,450
      Other                                                                  1,070              729
                                                                      -------------     ------------
                                                                            15,758           10,418
                                                                      -------------     ------------



See Notes to Consolidated Financial Statements.                     $      149,950    $      99,991
                                                                      =============     ============



                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             MAY 31, 1996    AUGUST 31, 1995
                                                                             (UNAUDITED)        (AUDITED)
                                                                             ------------      ------------
LIABILITIES AND MEMBERS' INVESTMENT
CURRENT LIABILITIES:
      Short-term notes payable                                             $      26,989     $      13,877
                                                                             ------------      ------------

      Current portion of long-term debt                                            2,413             2,429
                                                                             ------------      ------------

      Accounts payable:
         Trade                                                                     4,632             3,113
         Growers                                                                  10,724             6,506
                                                                             ------------      ------------
                                                                                  15,355             9,619
                                                                             ------------      ------------

      Advances from affiliate                                                      2,477             1,064
                                                                             ------------      ------------

      Accrued liabilities                                                          1,731             2,206
                                                                             ------------      ------------

              Total current liabilities                                           48,965            29,195

LONG-TERM DEBT, NET OF CURRENT PORTION                                            22,314            25,840

LONG TERM BOND PAYABLE                                                            12,000                 0

OTHER                                                                                705               882

COMMITTMENTS AND CONTINGENCIES                                                         0                 0
                                                                             ------------      ------------

              Total liabilities                                                   83,983            55,917
                                                                             ------------      ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                            273                82
                                                                             ------------      ------------

MEMBERS' INVESTMENT:
      Preferred stock:
         Class A - 100,000 shares authorized, $105 par value; 52,000 shares issued and outstanding at August 31, 1995
           and 58,525 at May 31, 1996                                              6,145             5,460
         Class B - 100,000 shares authorized, $75 par value;
           52,000 shares issued and outstanding at August 31, 1995
           and 58,525 at May 31, 1996                                              4,389             3,900
         Class C - 100,000 shares authorized, $76 par value;
           52,000 shares issued and outstanding at August 31, 1995
           and 58,525 at May 31, 1996                                              4,448             3,952
                                                                             ------------      ------------
                                                                                  14,982            13,312
      Common stock, 600 shares authorized on May 31, 1996 and 440 shares authorized on August 31, 1995, $250 par value; issued and outstanding,
        483 shares at May 31, 1996,
        and 346 shares at August 31, 1995                                            121                87
      Paid in capital in excess of par value                                      10,401                 0
      Unit retention capital                                                       6,151             5,421
      Qualified allocated patronage                                                4,646             4,646
      Nonqualified allocated patronage                                            29,260            21,157
      Retained earnings (deficit)                                                    133              (631)
                                                                             ------------      ------------
                                                                                  65,694            43,992
                                                                             ------------      ------------

See Notes to Consolidated Financial Statements.                            $     149,950     $      99,991
                                                                             ============      ============



                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       MAY 31, 1996
                                                                                       MAY 31, 1995
                                                                               -----------------------------
                                                                                  1996             1995
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Income allocated to members' investment                               $       8,867    $       8,267
       Add (deduct) noncash items:
             Depreciation and amortization                                           2,194            2,139
             Equipment disposals - loss                                                 10               93
             Retention of nonqualified unit retains                                    730              818
             Changes in operating assets and liabilities:
                  Accounts receivable and advances                                  (2,097)          (2,447)
                  Inventory and prepaid expenses                                   (18,399)         (40,329)
                  Deferred charges                                                     137              268
                  Other assets                                                        (341)               4
                  Accounts payable, advances, and accrued liabilities                8,961           14,194
                                                                               ------------     ------------
                        NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES             62          (16,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from disposition of property, plant and equipment                        3                1
       Capital expenditures                                                        (15,666)          (5,992)
       Investment in stock of other corporations, unconsolidated
         marketing subsidiaries and other cooperatives                              (4,999)            (907)
       Minority interest in equity of subsidiaries                                     191              (68)
                                                                               ------------     ------------
                        NET CASH USED IN INVESTING ACTIVITIES                      (20,472)          (6,967)
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of short-term debt                                13,112           27,440
       Payment of long-term debt                                                    (5,543)          (2,020)
       Payment of unit retains and allocated patronage                              (2,493)          (2,997)
       Issuance of long-term debt                                                    2,000           10,000
       Issuance of stock                                                            12,105                1
       Issuance of long term tax-exempt bonds                                       12,150                0
                                                                               ------------     ------------
                        NET CASH PROVIDED BY FINANCING ACTIVITIES                   31,331           32,424
                                                                               ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                     10,922            8,464

CASH, BEGINNING OF YEAR                                                                287              795
                                                                               ------------     ------------

CASH, END OF YEAR                                                            $      11,209    $       9,257
                                                                               ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash payments for:
             Interest                                                        $       2,646    $       1,387
                                                                               ============     ============

             Income taxes, net of refunds                                    $          33    $           3
                                                                               ============     ============


See Notes to Consolidated Financial Statements.



                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements at May 31, 1996 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the management's discussion and analysis of the financial condition and results of operations contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual Report for the fiscal year ended August 31, 1995 in a special financial report pursuant to rule 15d-2 of the Securities Exchange Act of 1934 on form 10-K. The results of operations for the three and nine months ended May 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1996.

(2) The Company completed the sale of solid waste disposal revenue and industrial development revenue bonds through Richland County, North Dakota, the county within which the Company is located. The revenue bonds are low interest, tax-exempt bonds used for financing the purchase of qualified environmental and other equipment used by the Company in its strategic plan to increase the processing capacity of its plant. The bond sale totaled $12.0 million, with such proceeds affecting cash/short term investments and long term bonds payable for the reporting period. The repayment of the bonds are being amortized evenly over a twelve year period, starting the fourth year from the issuance of the bonds.

(3) The Company has committed to a three year capital expansion plan starting in 1995. The Property, Plant and Equipment totals for August 31, 1995 and May 31, 1996 reflect the completion of a portion of that expansion work as well as construction in progress on additional such work. Total additional spending for regular and expansion capital expenditures at May 31, 1996 is $15.6 million.

(4) Other Assets reflect the Company's commitment to investing in the other companies that are strategic to its operations. A total of $5.0 million was invested between August 31, 1995 and May 31, 1996. Of that total, $3.9 million was invested in ProGold, LLC and $ .6 million was invested in United Sugars Corporation, Inc. ProGold, LLC is a company which is building a high fructose corn sweetener plant, of which the Company is a 5% owner. United Sugars Corporation, Inc. is a sweetener marketing company which is jointly owned by the Company and two other beet sugar cooperatives. United Sugars Corporation owns sugar storage, packaging and handling assets used for the storage and sale of sugar for its owners.

(5) In December, 1995 the Company completed the sale of 20,200 new share units (each unit consists of one share of Class A Preferred stock, one share of Class B Preferred stock and one share of Class C preferred stock). Each shareholder who purchased the new share units subscribed to purchase the units over a three year period beginning in 1996 at a price of $1,850 per share unit. The par value of the share units is $256. The first 32% of the shares were purchased by shareholders in January, 1996 at a price of $12.1 million. The excess of the difference between the selling price of the shares of $1,850 and the par value of $256 is shown as a new line item in the Balance Sheet called Paid in Capital in Excess of Par Value, and at May 31, 1996 shows a balance of $10.4 million.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FOR THE NINE MONTHS ENDED MAY 31, 1996 AND 1995

RESULTS OF OPERATIONS

Three  Months Ended May 31, 1996 and 1995

NET REVENUES. Net Revenues for the three months ended May 31, 1996 totaled $22.073 million, a decrease of $7.747 million or 26% less from the prior fiscal year third quarter revenues. Sales of sugar decreased $1.586 million or 4% from prior fiscal year third quarter revenues, 2% as a result of less volume shipped and 2% due to a lower delivered price. By-product sales of beet pulp and beet molasses decreased $1.273 million or 29% from the prior fiscal year third quarter revenues, mostly due to lower volumes shipped. The lower volumes shipped is a function of seasonal shipping patterns and lower production volumes resulting from a 1995 beet crop that was 10% smaller than the 1994 beet crop. Other sales increased $0.854 million or 86% from prior fiscal year third quarter revenues, mostly due to higher sales volume for the yeast product sold by the Company's yeast subsidiary operation.

The other factor that affected the change in the Company's three months net revenues compared to the same period in 1995 had to do with valuing finished goods inventories at net realizable value (NRV). Each year's beet crop is valued and paid to each shareholder/grower on the basis of the value of the products (sugar, beet pulp and beet molasses) that are produced from that crop. Almost all of the products produced from each beet crop are sold within the Company's fiscal year. Whatever small amount of inventory is left unsold at the end of the Company's fiscal year is valued at NRV so the crop year can be closed at the same time as the fiscal year. Doing so means only one beet crop to track each fiscal year, which practically and administratively is easier for the Company and its shareholder/growers. The NRV adjustment for finished goods inventory for the Company's three months ended May 31, 1996 totaled $(1.612) million, an increase of $(1.532) million for same period of the prior fiscal year. The increase is a result of a lower physical inventory of sugar in the Company's three month period.

COST OF REVENUES. Production costs of sugar, by-products and other totaled $6.916 million for the Company's three months ended May 31, 1996, or $0.03 million less than for the same period in 1995. Production costs were down as expected because the length of the production season was down. This was due to less tons of the raw material, sugar beets, available from the 1995 crop harvest. The sugar beets were of poorer quality as well, which made for higher unit production costs.

MARKETING COSTS. Marketing and sales costs total $5.225 million for the Company's three months ended May 31, 1996, a decrease of $0.033 million for the same period in 1995. The decrease is due primarily to the decrease in the volume of sugar and by-products sold.

INTEREST COSTS. Interest costs total $0.826 million for the Company's three months ended May 31, 1996, a decrease of $ 0.135 million for the same period in 1995. The interest costs are less due to a lower volume of sugar inventory this period versus last. A lower sugar inventory means increased cash flow from operating activities, and thus less short term borrowing needs.

In the section Distribution of Net Proceeds, Payments to members for sugarbeets, net of unit retention capital, totaled $10.007 million for the Company's three months ended May 31, 1996. That is $5.737 million less than the same period for the preceding year. The value of the estimated payment to shareholder/growers for fiscal year 1995-1996 (the 1995 beet crop) is estimated to be 28% less than that of the prior crop year due to fewer harvested tons of beets, lower quality and, therefore, lower total payment for beets.


Nine Months Ended May 31, 1996 and 1995

NET REVENUES. Net Revenues for the nine months ended May 31, 1996 totaled $110.520 million, a decrease of $18.259 million or 14% from the prior fiscal year nine month revenues. Sales of sugar, by-products (beet pulp and beet molasses) and other increased $4.302 million or 5%. Sugar sales increased $5.036 million or 7%. Sugar sales in the 1996 period were up due to heavy shipping demands from customers, while for the same period in 1995 shipping was below average do to the implementation of marketing allotments/allocations by the United States Department of Agriculture (USDA) within the sugar policy of the 1995 farm program. By-products and other sales decreased $0.742 million or 5% due to a lower volume of sales, offset somewhat by a higher net selling price and higher sales volume for the Company's yeast subsidiary operation.

Another factor contributing to the decrease in net revenues stems from the increase or decrease in finished goods inventories. Finished goods inventories increased $10.629 million for the period ending May 31, 1996 or 70% less than for the same period in 1995 when the total increase was $35.357 million. The decrease in the current period of $24.728 million is due mostly to the difference in the increase in value of sugar inventory at May 31, 1996 which was $10.411 million, compared to the increase in sugar inventory for the same period ending in May, 1995 of $35.307 million. The differences reflect a heavier sugar shipping schedule and less sugar production (a function of less quality in the sugar beet raw materials). By-products and other finished goods inventory values were, as a whole, about the same.

Finally, the other factor that affected the change in the Company's nine months net revenues compared to the same period in 1995 had to do with valuing finished goods inventories at net realizable value (NRV). Each year's beet crop is valued and paid to each shareholder/grower on the basis of the value of the products (sugar, beet pulp and beet molasses) that are produced from that crop. Almost all of the products produced from each beet crop are sold within the Company's fiscal year. Whatever small amount of inventory is left unsold at the end of the Company's fiscal year is valued at NRV so the crop year can be closed at the same time as the fiscal year. Doing so means only one beet crop to track each fiscal year, which practically and administratively is easier for the Company and its shareholder/growers. The NRV adjustment for finished goods inventory for the Company's nine months ended May 31, 1996 totaled $7.025 million, an increase of 41% or $2.058 million more than the NRV adjustment in same period of the prior fiscal year. The increase is a result of higher selling prices for products sold in the Company's nine month period, offset some by the lower physical inventory of sugar for the same period.

COST OF REVENUES. Production costs of sugar, by-products and other totaled $26.200 million for the Company's nine months ended May 31, 1996, or $ .200 million less than for the same period in 1995. The total production costs are similar in dollars but finished goods volumes produced from the 1996 processing season are 23% less for sugar and 10% less for by-products than the 1995 processing season, as the raw material, sugar beets, was harvested with lower quality and fewer total tons. The lower quality of the sugar beets resulted in higher per unit operating costs, and therefore similar total production costs.

MARKETING COSTS. Marketing and sales costs total $15.920 million for the Company's nine months ended May 31, 1996, an increase of $1.751 million for the same period in 1995. The increase is due primarily to the increase in the volume of sugar sold, but also includes additional storage costs for the current period as a result of warehousing sugar off-site. The sugar stored off-site was a result of the Company's inability to market sugar that was being withheld from the market because of the marketing allotment/allocation provisions instituted by USDA within the sugar policy of the 1995 farm bill.

INTEREST COSTS. Interest costs total $2.640 million for the Company's nine months ended May 31, 1996, an increase of $0.351 million.

In the section Distribution of Net Proceeds, Payments to members, net of unit retention capital total $52.887 million for the Company's nine months ended May 31, 1996. That is $20.782 million less than the same period for the preceding year. The value of the estimated payment to shareholder/growers for fiscal year 1995-1996 (the 1995 beet crop) is estimated to be 28% less than that of the prior crop year due to fewer harvested tons of beets, lower quality and, therefore, a lower total payment for beets.


LIQUIDITY AND CAPITAL RESOURCES

Minn-Dak Farmers Cooperative operates as a Cooperative and, as such, payments for member delivered sugarbeets, which is the principal raw product used in the production of sugar and by-products it sells, is subordinated to all member business expenses. Cash payments to members for the delivery of their sugarbeets are spread out over one year's time starting with the delivery of the crop and are net of unit retains allocated to them. Also, the Cooperative has the option to use part of the member payments to finance working capital needs, and if such proceeds are withheld, they are referred to as patronage dividends or net margins. This member financing arrangement may result in an additional source of liquidity and would reduce outside financing requirements in comparison to a similar business operated on a non-cooperative basis.

In addition, because sugar and by-products are sold throughout the year while the processing and production of those products are done on a seasonal basis, substantial amounts of outside financing are needed on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives and through the United States Department of Agriculture's Commodity Credit Corporation as part of the Sugar Title within the current 1990 Farm Bill. Minn-Dak's financing arrangement with St. Paul Bank for Cooperatives is through a short-term line of credit and through a long-term loan agreement. For 1995 Minn-Dak's short term line of credit with the St. Paul Bank for Cooperatives totaled $35 million. Short term loans with the Commodity Credit Corporation are secured through Minn-Dak's sugar inventories, of which the unit values for the sugar are determined through the Sugar Title of the Farm Bill. The various loan agreements between the St. Paul Bank for Cooperatives and Minn-Dak obligate Minn-Dak to maintain or achieve certain amounts of working capital and certain financial ratios, as well as imposing other restrictions. As of May 31, 1996 Minn-Dak was in compliance with its loan agreements with the bank, solid waste disposal revenue bonds, and industrial development revenue bonds.

For the nine months ended May 31, 1996 the Company's cash provided from operating activities totaled $0.062 million. The cash used in investing activities totaled $20.472 million and was spent mostly on capital expenditures totaling $15.666 million and $4.999 million on investments in the stock of other corporations or marketing subsidiaries. The capital expenditures were mostly for the Company's major expansion plan which, for this year, is in the second of that three year spending plan. The investments in the stock of other corporations or marketing subsidiaries covers the Company's share of its investment in: (1) ProGold, LLC - a high fructose corn syrup production facility located in Wahpeton, ND, and (2) United Sugars Corporation - a sugar marketing subsidiary owned by the Company and two other beet sugar cooperatives who are its marketing partners. Cash provided by financing activities totaled $31.331 million and the financing vehicles included issuance of short and long-term debt totaling $15.112, issuance of preferred and common stock totaling $12.105 million and issuance of long-term tax-exempt bonds totaling $12.150 million. The cash provided by those financing activities was also used to pay down long-term debt totaling $5.543 million and for revolvement of stockholder unit retains and allocated patronage totaling $2.493 million. Working capital as of May 31, 1996 totaled $32.647 million reflecting a temporary increase due to the excess cash position brought about by the sale of the tax-exempt bonds and from the issuance of preferred and common stock, both of which are to be used to pay for the expansion of the Company's operating facilities.


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
Currently Minn-Dak Farmers Cooperative has no legal proceedings filed against it and management is not aware of any threatened claims which could result in the commencement of legal proceedings. Reference is made to Notes 8 and 9 of the company's annual report previously submitted on a special financial report pursuant to rule 15d-2 of the Securities Exchange Act of 1934 on form 10-K.


ITEM 2.   CHANGE IN SECURITIES
There have been no changes in the securities that would result in a material modification or limitation in the rights of the security holders. As a result of the recent stock sale offering, 138 units of common stock for $34,500 and 20,200 units of preferred stock for $37,370,000 were subscribed. 137 units of common stock for $34,250 and 6,525 units of preferred stock for $12,071,250 were purchased in accordance with the subscription agreements on January 15, 1996.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


ITEM 5.   OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
There are no exhibits as required by Item 601 of Regulation S-K to report for the Quarter ended May 31, 1996.



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MINN-DAK FARMERS COOPERATIVE
                                                   (Registrant)


Date:    July 12, 1996                     LARRY D. STEWARD
                                           Larry D. Steward
                                           President and Chief Executive Officer



Date:    July 12, 1996                     STEVEN M. CASPERS
                                           Steven M. Caspers
                                           Executive Vice President, and
                                           Chief Financial Officer