Form 10-K
period 1996-08-31
MINN DAK FARMERS COOPERATIVE
filed 1996-11-27
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 1996
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                            -------------------------
                                 Commission File
                                  No. 33-94644
                            -------------------------

                          MINN-DAK FARMERS COOPERATIVE
             (Exact name of registrant as specified in its charter)
              North Dakota                                 23-7222188
        (State of incorporation)         (I.R.S. Employer Identification Number)
         7525 Red River Road
     Wahpeton, North Dakota 58075                         (701) 642-8411
(Address of principal executive offices)         (Registrant's telephone number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:
                                      NONE


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         As of November 21, 1996, 480 shares of the Registrant's Common Stock and 58,525 "units" of the Registrant's Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 6% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes less than 1% of the Company's available stock was traded at arms length during the fiscal year ended 8-31-96. Of the stock transferred at arms length, the transfers were made during the second and third quarters of the Company's fiscal year and range in price from $2,300 to $2,500 per unit.


                       DOCUMENTS INCORPORATED BY REFERENCE

               Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-94644), declared effective on September 11, 1995.



                                     PART I

ITEM 1.  BUSINESS

         Minn-Dak Farmers Cooperative ("Minn-Dak" or the "Company") is a North Dakota agricultural cooperative which was formed in 1972 and has approximately 480 members. Membership in the Company is limited to sugar beet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company's offices and sugar beet processing facilities in Wahpeton, North Dakota. The Company's facilities allow the members to process their sugar beets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative owned by its members, the Company, American Crystal Sugar Company, and Southern Minnesota Beet Sugar Cooperative. The Company's beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities. Midwest Agri-Commodities is a cooperative owned by its members, the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative.

         Minn-Dak's corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075 (telephone number (701) 642-8411). Its fiscal year ends August 31.


PRODUCTS AND PRODUCTION

         Minn-Dak is engaged primarily in the production and marketing of sugar from sugar beets. Minn-Dak also markets certain by-products of the sugar it produces, such as beet molasses and beet pulp. The Company also owns an 80% interest in Minn-Dak Yeast Company, which has facilities located near the Company's sugar production location. Minn-Dak Yeast Company provided revenues totaling approximately 5.8% of the Company's gross revenues for the fiscal year ended August 31, 1996.

         The Company processes sugar beets grown by its members at its sugar mill located in Wahpeton, North Dakota. The period during which the Company's plant is in operation to process into sugar and by-products is referred to as the "campaign." The campaign is expected to begin in September of each year and continues until the available supply of beets has been depleted, which generally occurs in March or April of the following year, depending on the size of the crop. Based on current processing capacity, an average campaign lasts approximately 200-215 days, assuming normal crop yields.

         Once the sugar beets are harvested, rapid processing is important to maximize sugar extraction and minimize spoilage. Members transport their crop by truck to receiving stations designated by the Company. Beets are then stored in the Company's factory yard and at outlying piling stations until processing. Under the Company's "growers agreement" with its members, the Company furnishes all loading equipment at loading stations and, after delivery of the beets to the Company, pays all freight and mileage charges for hauling the sugar beets from the piling stations to the factory for processing.

         Minn-Dak's total sugar production is presently influenced by the amount and quality of sugar beets grown by its members, the processing capacity of the Company's plant and by the ability to store harvested beets. Most of the beet harvest is stored in piles. Although piled sugar beets that have been frozen by the winter temperatures may be stored for extended periods, beets stored in unprotected piles at temperatures above freezing must be processed within approximately 160 days.

         Sugar beets deteriorate in storage due to the organic nature of their existence. Beets harvested prior to obtaining a root temperature of fifty degrees or less must be processed within seven days or sugar loss will occur and they will deteriorate. The plant start up in the fall is timed to the anticipated end processing in the spring. The plan of the Company is, after the expenditures for plant expansion described herein, to finish processing unprotected beets prior to March 10, ventilated beets prior to March 31, and storage shed beets as soon thereafter as is possible.

         Unprotected beets are "split" by processing the center of the piles first. This method allows the processing of the center beets, which do not freeze and therefore deteriorate more rapidly, at the earliest possible date.

         Ventilated beets have culverts with air holes running every eleven feet into the pile. Prior to freezing of the beets, air is blown into the piles to bring the pile temperature to an average temperature of approximately thirty-five degrees. When a week or more of sub zero temperatures are forecast, the fans are turned on when the temperature reaches zero degrees and continues to ventilate until the pile temperature reaches zero to five degrees.

         After completing expenditures on storage sheds as part of a proposed expansion (see MINN DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLAN, in
Part 1 Item 1 of this section), storage shed beets will be handled in the same manner as the ventilated beets. The difference between the processes is the building itself, which insulates the beets from sun, wind, and warmer spring temperatures. With the buildings, storage of the beets can run as late as mid May of each year.

         In addition, unprotected and ventilated beets will, in long campaigns, have extra steps taken to extend their life. Beets are sprayed with lime to create a reflectance and reduce the harmful impact from the sun's rays in the spring. Straw is also applied to the sides of some later processed piles to further insulate the beets from sun, wind, and temperature.

         Once the sugar beets arrive in the factory, the basic steps in producing sugar from them include: washing; slicing into thin strips called "cossettes"; extracting the sugar from the cossettes in a diffuser; purifying the resulting "raw juice" and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystallize the sugar; separating the sugar crystals in a centrifuge; drying the sugar; and storing sugar in bulk form for bulk and bag shipping.

         The Company's sugar beet by-products include beet molasses and beet pulp. After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into and sold as animal feeds. The beet molasses is the sugar juice left after all economical means have been taken to extract the sugar from the sugar juice. The beet molasses is sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds. The beet molasses and beet pulp are marketed through Midwest Agri-Commodities.


RECENT CROPS

         Minn-Dak's members harvested 1,506,646 tons of sugar beets from 82,575 acres for the 1996 crop. The crop yield of 18.25 tons per acre for the 1996 crop was about on par versus the Company's five year average ton per acre. Sugar content of the 1996 crop at harvest was 18.61%, as compared to an average of 17.21% for the five most recent years. The Company's projected production is 4.2 million hundredweights of sugar from the 1996 crop sugar beets, well above the five year average of 3.4 million hundredweight. (A "hundredweight" is equal to one hundred pounds and is hereinafter abbreviated as cwt.)

         For a discussion of the 1995, 1994 and 1993 crops and results of operations for fiscal years 1996, 1995 and 1994, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


MARKET AND COMPETITION

         According to United States government estimates, the United States market for sugar during the year beginning on October 1, 1995 and ending on September 30, 1996 will total approximately 179 million cwt. of sugar. That estimate for 1996 suggests the continuation of a trend of growth in the market in recent years at a compounded rate of approximately 2% per year. For example, from a market of approximately 165 million cwt. in 1992, the total domestic market grew to a total of approximately 179 million cwt. in 1996. Latest government estimates indicate a projected domestic market for sugar of 185 million cwt in 1997, a 3.5% increase from 1996. However the Company continues to believe that domestic market growth will average the 2% long term growth trend. Given the size of the domestic market, the Company's sugar production and sales represented slightly less than 2.0% of the total domestic market for refined sugar in fiscal 1996.

         The growth in the market for refined sugar in the late 1980's and into the 1990's is a reversal of trends in the 1970's and early 1980's which resulted in a reduced market for refined sugar. During the 1970's and early 1980's, high fructose corn syrup was increasingly used as a replacement for refined sugar in certain food products. (The prime example of this trend was the use of high fructose corn syrup in beverages such as soft drinks.) In addition, non-nutritive sweeteners such as aspartame were developed for use in food products.

         While high fructose corn syrup and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the market for sugar will continue to grow at a rate similar to recent trends because of increased use of refined sugar and population growth.

         The Company's main competitors in the domestic market are beet sugar processors including Holly Sugar Corporation (a division of Imperial Holly Corporation), Western Sugar Company (a subsidiary of Tate & Lyle, Inc.), The Amalgamated Sugar Company, Michigan Sugar Company (wholly-owned by Savannah Foods and Industries, Inc.) and Monitor Sugar Company, Inc. The Company's products also compete with cane sugar refined by Savannah Foods and Industries, Inc., California and Hawaiian Sugar Company, Imperial Holly Corporation and Domino Sugar, a subsidiary of Tate & Lyle, Inc. Because sugar is a fungible commodity, competition for sales volume is based primarily upon price, customer service and reliability.

         According to United States Department of Agriculture (USDA) statistics, the Red River Valley is generally one of the most cost efficient sugar beet producing areas in the nation. As a result, the Company's management believes that it possesses the ability to compete successfully with other American producers of sugar. In spite of this competitive advantage, substitute sweetener products and sugar imports could have an adverse effect on the Company's operations in the future.


GOVERNMENT PROGRAMS AND REGULATION

         Domestic sugar prices are supported under a program administered by the United States Department of Agriculture ("USDA"). The program, which is called the Agricultural Market Transition Act of 1996, requires the price of sugar to be maintained above the price at which producers could forfeit sugar to repay nonrecourse loans obtained through the Commodity Credit Corporation. Such support prices for sugar are in effect as long as the "Tariff Rate Quota" for imports of sugar are 1.5 million short tons, raw value or more. Under the tariff rate quota implemented October 1, 1990, certain sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 16 cents per pound prior to shipment (to date, very little sugar has been imported under this higher tariff level). (Note: the tariff schedule was established at 17 cents on July 1, 1995, 16 cents July 1, 1996 and will reduce by .31 cents each year for years 1997 through 2001, until it reaches 14.45 cents per pound of sugar). If the tariff rate quota for sugar is less than 1.5 million short tons, raw value, the loans then become recourse loans, and price support is no longer possible through the loans. Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the General Agreement on Tariffs and Trade (GATT) the minimum imports of sugar are established at 1,256,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,256,000 short tons, raw value, GATT will require that 1,256,000 short tons be imported into the United States from the quota holding foreign countries. Because this is the first year of the new sugar program, the Company cannot accurately predict the impact, if any, to the sugar market.

         The current sugar program will expire after the 2002 crop and the nature and scope of future legislation and United States trade policy affecting the sugar market cannot be accurately predicted and there can be no assurance that price supports will continue in their present form beyond the 2002 crop year, or that there will even be enacted a sugar program beyond the existing program. As a result of uncertainty regarding the impact of the absence of price supports if no sugar program existed, the Company cannot accurately predict if any changes in legislation or trade policy would have a material adverse impact on Minn-Dak Farmers Cooperative and its members, or the magnitude of such impact.

         Revenue Canada (the Canadian Department of Revenue) initiated an investigation in March, 1995 regarding the trade "dumping" of sugar by foreign exporters of sugar to Canada. This investigation has included inquiries of United Sugars Corporation and Minn-Dak and involves an examination of potential "unfair" foreign subsidies and the injury that they may have caused to the Canadian sugar industry. After a lengthy investigation the Department made a determination that "dumping" did occur by foreign exporters. In November, 1995 the Canadian International Trade Tribunal found that there were was no injury to the Canadian sugar industry caused by U.S.-based exporters. But they did determine that "future" damages could result to members of the Canadian sugar industry, and that remedial action was appropriate. The outcome of the action was the imposition of duties on imports of foreign sugar into Canada. Such an outcome ended the Company's ability to market sugar into Canada. During fiscal year 1996, the Company, through United Sugars Corporation, exported no sugar into Canada, compared to a total of approximately 108,000 cwt. (the Company's share) of sugar in fiscal year 1995. That 108,000 cwt. quantity of sugar represented approximately 2.5% of the total 1994 crop sugar produced by the Company. The Company does not expect to sell sugar into Canada again in the foreseeable future.


MARKETING, CUSTOMERS AND PRICES

         Until December 31, 1993 the Company marketed most of its sugar through the efforts of North Central Sugar Marketing, a sugar marketing cooperative jointly owned by the Company and Southern Minnesota Sugar Cooperative. Since January 1, 1994, the Company's sugar has been marketed by United Sugars Corporation, a cooperative owned by the Company, Southern Minnesota Beet Sugar Cooperative and American Crystal Sugar Company to market sugar produced by the three cooperatives. United Sugars Corporation was formed in late 1993, at which time the Company contributed assets valued at approximately $226,000 (the Company's share of the value of the assets of North Central Sugar Marketing Cooperative - the organization that was being merged into United Sugars Corporation), for the capitalization of United Sugars Corporation. In addition, the Company has further contributed approximately $552,000 in cash for initial capitalization of the operations of United Sugars Corporation through fiscal year 1996, and has agreed to provide additional anticipated cash contributions totaling $368,000 in 1997 and 1998. The total anticipated capital contribution of $1,146,000 will be in exchange for an initial ownership interest of 13.53% of United Sugars Corporation. In addition, through August 31, 1996 the Company has contributed additional capital to United Sugars Corporation totaling $2,691,000 for the purpose of the purchase of certain fixed assets related to the sales and distribution of sugar through United Sugars Corporation. At August 31, 1996 the Company had an ownership interest in United Sugars Corporation (initial contributed capital plus additional fixed assets) totaling $3,468,922, which represented 12.63%.

         Upon completion of the incorporation and capitalization of United Sugars Corporation, the Company entered into a "Uniform Member Marketing Agreement" with United Sugars Corporation. Under that agreement, the sugar produced by the Company is pooled with sugar produced by American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative and is then sold through the efforts of United Sugars Corporation. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the various members on a patronage basis.

         United Sugars Corporation sells industrial bulk sugar, industrial bagged sugar, retail bagged sugar, and specialty sugars. The Company's sugar is marketed by United Sugars Corporation primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars Corporation includes most of the large industrial sugar users, such as Kraft-General Foods, Hershey's, General Mills, Nabisco, Nestles, Brach Candy, and Quaker Oats. The customer base also includes retail grocery customers such as Super Value, Kroegers and others. The Company has no single customer which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 1996, 98% of the Company's sugar was marketed in bulk form, mostly to industrial users, and 2% in bagged powdered sugar. Fiscal year 1996 was the first year that the Company has shipped other than bulk sugar for United Sugars Corporation, and represents a consolidated effort by the members of United Sugars Corporation to create the most efficient method for the production of the different sugar products needed. For fiscal year 1997, the Company estimates that it will produce 275,000 cwt of powdered sugar, which represents 6.5% of the Company's estimated production.

         The prices at which United Sugars Corporation sells the Company's sugar fluctuates periodically based on changes in domestic sugar supply and demand. The largest portion of the Company's sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter.

         The Company markets dried beet pulp and beet molasses through Midwest Agri-Commodities, a cooperative whose members are the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. For the year ended August 31, 1996, approximately 39% of the Company's pulp production was exported to Japan, approximately 43% was exported to Europe and the remaining 18% was sold domestically. The market for beet pulp is affected by the availability and quality of competitive feedstuffs. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. By-product sales accounted for approximately 12% of the Company's total consolidated revenues during fiscal 1996. This relationship is primarily a function of the average market prices for sugar, beet pulp and beet molasses and is not necessarily indicative of future relationships between by-product and sugar revenues, because prices of these commodities fluctuate independently of each other.

         The Company is an eighty percent equity owner of Minn-Dak Yeast Company. Minn-Dak Yeast Company manufactures fresh baker's yeast in a plant located adjacent to the Company's sugar plant in Wahpeton, North Dakota. The Company started the yeast business in 1989 in order to add value to its by-product beet molasses. Beet molasses is the main ingredient (growth medium) in the fermentation process used to grow baker's yeast to commercial volumes. The Company's beet molasses is used exclusively in the Minn-Dak Yeast process and is sold through a supply agreement between the companies. The remaining twenty percent equity stake is held by Universal Foods Corporation, Milwaukee, Wisconsin. Minn-Dak Yeast Company also has a long-term marketing agreement whereby Universal Foods Corporation will buy production of baker's yeast produced by Minn-Dak Yeast Company in return for certain guaranteed sales volumes.


MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLANS

         The strategic plan of the Company calls for an expansion of its processing capacity as well as its length of operating season. This strategic plan was undertaken in order to increase its chances of continuing to be a long term viable, profitable business for its shareholders. Expansion of the processing capabilities of the plant will bring about certain economies of scale. Company projections indicate that this will allow the Company to continue to pay its shareholders for beets and a return on their investment similar to the levels encountered in the past, given all other business factors being equal. However, the Company cannot say with certainty that, after the expansion plan has been completed, shareholder returns will be the same as or better than what has been experienced in the past.

         The Company plans to expend approximately $86,200,000 over a three year period beginning with the fiscal year ended 8-31-96 covered in this report for improvements and additions to its facilities. Base capital expenditures for uses other than expansion are estimated to be $31,200,000 and expansion capital expenditures are estimated to be $56,000,000. The planned capital expenditures include $14,700,000 for air and water environmental improvements, $1,700,000 for improvements for beet receiving and storage unrelated to expansion, $23,300,000 for beet receiving and storage improvements to increase capacity, $7,500,000 for specific factory improvements unrelated to expansion, $24,500,000 for factory improvements to increase capacity, and appropriate reserves for contingency and overhead considerations.

         $37,400,000 will be raised through the sale of the maximum number of Units Subscribed via the Company's 1995 stock offering. The funds generated from the stock offering will be used to assist in paying for the costs associated with expansion. Those costs not covered through the stock offering will be funded through a long term debt agreement, with the St. Paul Bank for Cooperatives for Cooperatives (a cooperative lending institution who acquires funds from the Funding Corporation, who has agency status) who is providing the construction financing and is the principal lender.

         In fiscal 1996, the Company was able to secure a lease from Richland County, funded by low interest, fifteen year tax exempt solid waste disposal bonds in the amount of $12.0 million with zero principle amortization for the first three years and $1.0 million per year of principle amortization for the next 12 years. These bonds were required to be secured by a Letter of Credit from a non-government agency bank (Norwest Bank North Dakota) who in turn was secured by a Letter of Credit from the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product and/or reduce the amount of solid waste produced by a manufacturing plant. In the company's primary case, the funds were used to fund further manufacturing of a by-product to produce a salable product.

         The long term debt created by this expansion will be repaid with funds generated through depreciation, income tax savings, and reduced costs per cwt of production. (Depreciation expense is a non-cash expense that under the Company's accounting procedures reduces the amounts available for payments to the Company's members. The resources represented by such non-cash expenses are available as a source of working capital for the Company, which may be used for payment of long term debt.)

         The expansion as of 8-31-96 was on schedule and within budget.


JOINT VENTURE WITH PROGOLD LIMITED LIABILITY COMPANY

         Minn-Dak is a five percent (5%) equity owner in ProGold Limited Liability Company ("ProGold"). ProGold was formed in 1994 by three entities for the purpose of building a plant to produce from corn and market high fructose corn syrup; and to produce and market corn gluten feed, corn gluten meal and corn germ, all co-products produced by the plant. The other two equity owners are American Crystal Sugar Company, Moorhead, Minnesota (46%) and Golden Growers Cooperative, Fargo, North Dakota (49%). American Crystal Sugar Company is a cooperative that produces sugar from sugar beets and has approximately 2,300 stockholder-growers that grow sugar beets on approximately 450,000 acres of land. Golden Growers Cooperative was formed in 1994 by approximately 2,000 shareholder-farmers located in the three state area of North and South Dakota and Minnesota. An agreement between Minn-Dak and the other parties involved in the formation of ProGold have agreed upon capital contributions to be made by each. Minn-Dak has contributed approximately $5.2 million in exchange for its 5% ownership position, American Crystal Sugar Company has contributed approximately $48.0 million for its 46% ownership share and Golden Growers Cooperative 51.0 million for its 49% ownership share.

         Representatives of ProGold, Minn-Dak, American Crystal Sugar Company and Golden Growers Cooperative have entered into various agreements relating to the ownership and operation of ProGold and the corn wet-milling plant The agreements include (i) Member Control Agreement, (ii) Uniform Member Marketing Agreement, and (iii) Administrative Services Agreements. Under the terms of the ProGold member control agreement, in each year after September 1, 1997, the ProGold Board of Governors can require that the three members of ProGold provide additional capital contributions in an amount not to exceed $5 million per year, with each member obligated to provide a portion of the $5 million proportionate to their ownership share in ProGold. As such, Minn-Dak could be required to make annual capital contributions in an amount not to exceed $250,000 per year, based upon its 5% ownership share in ProGold. Any other capital contributions can be required only with the prior written consent of all of ProGold's owners. Under the terms of the ProGold Uniform Member Marketing Agreement, the owners of ProGold would be obligated to deliver to ProGold the corn to be processed at the plant. Under the terms of the Administrative Services Agreement, ProGold would be provided services such as accounting, financial planning support and human resources services by American Crystal Sugar Company.

         When ProGold's corn wet-mill plant is fully operational, it is expected to grind approximately 30 million bushels of corn per year. However, that quantity will be subject to adjustment depending upon the final operational characteristics of the facility. Minn-Dak will be responsible for providing corn to ProGold in proportion to its ownership percentage in ProGold, or 5%. In the years that ProGold is operating at full capacity, Minn-Dak would be required to provide approximately 1.5 million bushels of corn to ProGold. Based upon current market prices for corn, the Minn-Dak would expect to pay approximately $3.6 million each year to provide corn to ProGold. In fiscal year 1997 (which begins September 1, 1996) when the plant is expected to begin operations, the plant is expected to run at less than full capacity. Therefore Minn-Dak expects to deliver approximately 992,000 bushels of corn valued at approximately $3.4 million, based upon fiscal year 1997 budgeted costs for corn. Under the Company's agreements with ProGold, the Company does not receive payment for the corn upon delivery. Instead, the Company will receive payment of its proportionate share of ProGold's revenues from the sale of corn sweeteners and related products, less its proportionate share of ProGold's operating expenses (which will not include the cost of corn). The distribution of ProGold's revenues is intended to provide both compensation for the corn delivered to ProGold and the Minn-Dak's share of ProGold's profits, if any. While ProGold intends to distribute net revenues to its members as soon as possible following receipt of proceeds from the sale of its products, Minn-Dak anticipates that it will receive periodic distributions from ProGold each year, with a final distribution to be made following the close of ProGold's fiscal year.

         Minn-Dak believes that ProGold will suffer a loss during its initial operations of the corn wet-milling plant. Minn-Dak's portion of any such loss is not expected to be material to Minn-Dak or its financial condition. If, through the operation of the corn wet-milling plant, ProGold is successful in generating profits for distribution to its members, those distributions would be classified as non-member patronage and therefore retained by Minn-Dak and would be posted to Minn-Dak's retained earnings account. However, those distributions, in the discretion of Minn-Dak's Board of Directors, could act to reduce the amount of working capital needed by Minn-Dak from its shareholders by reducing future unit retain and allocated patronage amounts. Minn-Dak has acted in such a manner in the past with other non-member patronage, such as non-member patronage from its subsidiary company, Minn-Dak Yeast Company. As described above, any decisions regarding the application of distributions received by Minn-Dak from ProGold will be made in the discretion of Minn-Dak's Board of Directors.


GROWERS' CONTRACTS

         The Company purchases virtually all of its sugar beets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 1996 through 1998 (the "Growers' Agreement"). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless notice of termination has been given by the Company prior to the automatic renewal. In that situation, the agreement will not renew, but will continue in effect for the two year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugar beets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage which may be planted for each Unit of Preferred Stock held by the members. For the 1996 crop year the Company's Board of Directors authorized members to plant 1.40 acres per share. For the 1997 crop, unless the Company's Board of Directors decide otherwise, the acres will return to 1.35 acres per unit of Preferred Stock.

         Under the terms of the Growers Agreement, each member receives payment for his or her sugar beets based on a price per pound of extractable sugar. The price per pound of extractable sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members' pounds of extractable sugar. Extractable pounds of sugar are obtained by the processing of beet samples taken from members' sugar beets during harvest. Each member's grower payment is obtained by multiplying that member's total pounds of extractable sugar times the price per pound of extractable sugar as determined above. Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugar beets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Cooperative's Board of Directors and management, but will not exceed 65% of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70% of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80% of the estimated price per pound of extractable sugar. A fourth installment payment is paid in July, with the total of installment payments to that date not to exceed 95% of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company's fiscal year, ending on August 31, and is in an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company's annual patronage net income, which is equal to the Company's sales less all expenditures and member beet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members' sugar beets; such amounts are distributed in either cash payments or in the form of patronage credits to the member's patronage credit account on the books of the Company.

COMPANY DISTRICTS

         The Company's by-laws provide that the Company's members are to be divided into districts for the purposes of voting and the election of members of the Board of Directors. Those districts do not have specific geographic boundaries but, instead, contain a loosely defined area representing the area served by a particular piling station to which members deliver their sugar beets for storage until the sugar beets are to be processed. When a member joins the Company, he or she is assigned to a particular district based upon criteria including (i) the physical location of the shareholder's sugar beet growing acres relative to a piling site and (ii) if the previous criteria does not clearly indicate the district to which the shareholder should be assigned, the physical location of the shareholder's base of farming operations relative to a piling site. (Some members deliver sugar beets to more than one piling site due to the locations of their various fields, even though they are assigned to membership in only one district.)

         Given that shareholders are assigned to districts based upon ease of delivery of harvested sugar beets and because shareholders own different numbers of Units of Preferred Stock, each district includes a different number of acres of sugar beet production and, therefore, a different quantity of sugar beets delivered to the Company. However, none of the districts provides the Company with a materially disproportionate quantity of the sugar beets produced by the Company's members. While the allocation of members to the various districts have a significant impact on the election of directors, the Company does not believe that the districts represent a significant factor in the day-to-day business operations of the Company.


RESEARCH AND DEVELOPMENT

         The Company is not involved in its own research and development activities, but does participate in some sugar industry research and development activities. Any research findings are then shared by the entire sugar industry. Participatory research and development is accomplished through such organizations as Beet Sugar Development Foundation, Sugar Association, and North Dakota/Minnesota Research and Education Board. The Company participates in the organizations listed above through the efforts of its representatives to the boards of directors of those entities. The Company's representatives, either a member of the Company's Board of Directors or a management employee of the Company, allow the Company to participate in and help direct agricultural and factory operations research and development activities carried out by the listed organizations. Those organizations also have established various committees on which the Company has placed certain of its employees; that practice is designed to provide the company with direct access to any research and development information available from the applicable committees. (Through its employees, the Beet Sugar Development Foundation also provides some legislative and lobbying efforts on a national level. Those efforts are directed at maintaining funding for the various federal sugarbeet research facilities.) None of the Company's employees or directors devote a significant portion of their time and energies to the activities described in this section; instead, such efforts are a minor portion of their continuing duties on behalf of the Company.

         During the fiscal year ended on August 31, 1996, the Company contributed approximately $58,000 to the North Dakota/Minnesota Research and Education Board to fund that entity's research and development activities. $10,000 in connection with research activities of the Beet Sugar Development Foundation and $44,000 to the Sugar Association for their research activities and membership dues.

         The Company also has established a sugarbeet seed committee which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties which should be approved by use by the Company's shareholders.


ENVIRONMENTAL MATTERS

         Minn-Dak is subject to extensive federal and/or state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an on-going and expanding control program designed to meet these environmental laws and regulations. While the Company will continue to have ongoing environmental compliance issues, there are not currently any pending regulatory enforcement actions and the Company believes that it is in substantial compliance with applicable environmental laws and regulations.

         The Company cannot accurately predict to what extent future changes in environmental laws or regulations will have on the cost of operating its facilities and conducting its business. However, any such changes could have adverse financial consequences for the Company and its members.


EMPLOYEES

         As of August 31, 1996, the Company had 234 full-time employees, of which 206 were hourly and 28 were salaried. It also employs approximately 295 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In January, 1995 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL/CIO) union for its factory employee group. The written contract is in effect from January 23, 1995 through May of the year 2000. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health and dental insurance, a defined benefit pension or retirement plan, a 401(k) retirement savings plan, a short and long term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are provided some of the above employee benefits. The Company considers its employee relations to be excellent.


ITEM 2   PROPERTIES

         The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota which is located in the Red River Valley. The Company owns the factory, receiving sites, and the land on which they are located. The 1994 crop set new records for average daily slice rate (6,967 of beets tons per day), total tons sliced (1,535,961 tons), and sugar production (4,400,000 cwt.). With the planned expansion (as more fully explained in Item 1 entitled Stock Sale and Expansion Plans)., the plant is projected to have the minimum capacity to slice 7,500 tons per day and the $15,200,000 spent on special ventilated storage and beet storage buildings should extend the number of days the factory is able to process beets.

         Minn-Dak Yeast Company (Minn-Dak is an 80% owner) operates a single yeast processing factory at Wahpeton, North Dakota which is located in the Red River Valley. Minn-Dak Yeast Company owns the factory and the land on which it is located. During fiscal 1996, 25.6 million pounds of yeast were produced which is at full capacity for the plant.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than as provided herein, the Company is not currently involved in legal proceedings which have arisen in the ordinary course of its business and the Company is also unaware of certain other potential claims which could result in the commencement of legal proceedings. The Company carries insurance which provides protection against certain types of claims.

         While the Company is not, other than as provided herein, currently involved in any legal proceedings, the investigation that was conducted by Revenue Canada and the results stemming from that investigation had an adverse impact on the Company's business. Revenue Canada (the Canadian Department of Revenue) initiated an investigation regarding the trade "dumping" of sugar by foreign exporters of sugar to Canada. This investigation included inquiries of United Sugars Corporation and the Company and involved an examination of potential "unfair" foreign subsidies and the injury that they may have caused to the Canadian sugar industry. The Department made a preliminary determination that "dumping" did occur by foreign exporters and proceeded to a final determination of what, if any, damage resulted to members of the Canadian sugar industry and what remedial action would be appropriate. In November, 1995 the Canadian International Trade Tribunal found that there was no injury to the Canadian sugar industry, but that there was potential for "future" injury to occur. The remedial action resulted in the imposition of duties on imports of foreign sugar into Canada. Such an outcome significantly limited the Company's ability to market sugar into Canada. During fiscal year 1996, the Company, through United Sugars Corporation, exported no sugar into Canada, compared to a total of approximately 108,000 cwt. (the Company's share) of sugar in fiscal year 1995. That 108,000 cwt. quantity of sugar represented approximately 2.5% of the total 1994 crop sugar produced by the Company. The Company does not expect to sell sugar into Canada again in the foreseeable future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended August 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 6% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes less than 1% of the Company's available stock was traded at arms length during the fiscal year ended 8-31-96. Of the stock transferred at arms length, the transfers were made during the second and third quarters of the Company's fiscal year and range in price from $2,300 to $2,500 per unit.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for each of the last five completed fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Report.

                                                   Fiscal Year Ended August 31,(1)
                                   ---------------------------------------------------------------
FINANCIAL DATA
 (Numbers in Thousands)                1996        1995           1994         1993          1992

Revenues                           $ 114,811    $ 133,326    $   82,081    $  119,652   $   96,057
Net Proceeds Before
 Accounting Change                    56,872       75,422        33,643        70,609       52,452
Cumulative Effect of
 Accounting Change(1)                      0            0         1,350             0            0
Net Proceeds(2)                       56,872       75,422        34,993        70,609       52,452
Total Assets                         138,270       99,991        74,771        82,954       70,071
Long-term Debt, including
 current maturities net of bond
 investments, 1996                    55,809       28,269        17,096        17,911       19,825
Members' Investment(3)                57,324       43,992        44,153        41,804       36,474
Property and Equipment
 Additions, net of retirements        34,457        9,202         2,041         5,811        6,530
Working Capital                       11,845        9,295         8,034         7,362        8,045
Ratio of Long-Term Debt to
 Members' Investment(4)                  .98          .59          0.33          0.40         0.52
Ratio of Net Proceeds to
 Fixed Charges(5)                      16.76        26.38         22.62         45.48        45.76

PRODUCTION DATA(6)

Acres harvested                       74,915       75,878        67,086        65,888       65,709
Tons purchased                     1,458,918    1,636,094       834,545     1,350,659    1,223,062
Tons purchased per
 acre harvested                        19.47        21.56         12.44         20.50        18.61
Net beet payment paid to
 member per ton of sugar beets
 delivered, plus allocated
 patronage and unit retains(7)         38.34        46.41         40.17         52.00        42.84

Sugar hundredweight -
   Produced                        3,375,570    4,384,485     2,499,307     4,000,566    2,882,459
   Sold, including purchased sugar 3,841,443    3,988,284     3,027,614     3,351,156    2,919,786

Pulp tons
   Produced                           77,352       92,139        50,536        80,884       67,861
   Sold                               74,743       93,284        49,212        78,709       68,158

Molasses tons
   Produced                           61,194       62,516        37,170        51,153       60,317
   Sold                               43,882       46,768        14,821        31,956       40,360

Yeast pounds (in thousands)
   Produced                           25,556       17,511        21,853        22,064       18,938
   Sold                               25,495       17,436        21,853        22,064       18,938


(1) On September 1, 1993, the Company adopted Statement of Financial Accounting Standards Statement #109 (SFAS 109), "Accounting for Income Taxes". The cumulative effect of application of the new standard resulted in a benefit from income taxes. See Note 6 to the financial statements for a more detailed description of the accounting change.

(2) Net Proceeds are the Company's gross revenues, less the costs and expenses of producing, purchasing and marketing sugar, sugar by-products, yeast, dietary fiber and resale commodities, but before payments to members for sugar beets. (For a more complete description of the calculation of Net Proceeds, see "Description of Business-Growers' Contracts".)

(3) Members' investment includes preferred and common stock, unit retention capital, allocated patronage and retained earnings (deficit).

(4) Calculated by dividing the Company's long-term debt, exclusive of the current maturities of such debt, by members' investments.

(5) Computed by dividing (i) the sum of Net Proceeds plus fixed charges, plus amortization of capitalized interest by (ii) the sum of interest expense and interest capitalized. The Company does lease certain items, such as some office equipment. Due to the proportionately small amounts involved, an interest factor on lease payments have not been included in the total of the Company's fixed charges or the calculation of this ratio.

(6) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 1996, relates to the 1995 crop).

(7) Reflects the total amount paid in cash and allocated to individual grower equity accounts for each ton of beets delivered.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY AND CAPITAL RESOURCES

         Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives for Cooperatives (the "Bank"). The Company has a short-term line of credit with the Bank in 1996 of $35,000,000.

         The various loan agreements between the Bank and the Company obligate the Company to achieve certain amounts of working capital and certain financial activities and also imposes certain restrictions on the Company. As of 8-31-96, the Company was in compliance with its loan agreements.

            Working capital increased $2.5 million for fiscal year 1996. This increase was the result of the difference between the amount of estimated long term debt borrowing anticipated to be needed to cover projected year end capital project demands on working capital and the amount that was actually needed. The targeted working capital position was approximately $7.0 million. Management's estimated working capital target for 8-31-97 will again approximate $7.0 million.

         Capital expenditures for fiscal 1994 were $2.1 million, fiscal 1995 were $12.1 million, and fiscal 1996 were $30.0 million. Capital expenditures for fiscal year 1997 are currently estimated at $35.9 million, $33.9 million resulting from the Company's strategy of expanding capacity and improving operating efficiencies.

         In September, 1994, the Company became a five percent (5%) owner of a new company, Pro-Gold, to produce corn sweetener products. The total capital for this purchase was $5.2 million. $1.3 million was be called for this project in fiscal year 1995 and the remaining $3.9 million in fiscal year 1996.

         The Company anticipates that the funds necessary for compliance with the Bank's working capital requirements and future capital expenditures will be derived from the net proceeds of a stock offering that was completed in 1996, Company depreciation, unit retains, non-patronage income, and long-term borrowing. Those costs not covered through the stock offering will be funded through a long term debt agreement, with the Bank who is the principal lender. The long term debt created by this expansion will be repaid with funds generated through depreciation, income tax savings, and reduced costs per cwt of production. (Depreciation expense is a non-cash expense that under the Company's accounting procedures reduces the amounts available for payments to the Company's members. The resources represented by such non-cash expenses are available as a source of working capital for the Company, which may be used for payment of long term debt.) The strategic plan of the Company calls for the economies of scale generated by the expansion project to first be applied to the long term debt associated with the project. The initial operational savings and working capital considerations will be used to pay off the incremental debt for the project. After the incremental long term debt has been satisfied, the Company believes that the shareholders will see the savings through operations and other working capital considerations being reflected in higher per ton beet payments, all other factors affecting the per ton payments being equal. In fiscal 1996, the Company was able to secure a lease from Richland County, North Dakota funded by low interest, fifteen year tax exempt solid waste disposal bonds in the amount of $12.0 million with zero principle amortization for the first three years and $1.0 million per year of principle amortization for the next 12 years. These bonds were required to be secured by a Letter of Credit from a non-government agency bank (Norwest Bank North Dakota) who in turn was secured by a Letter of Credit from the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product and/or reduce the amount of solid waste produced by a manufacturing plant. In the Company's primary case, the funds were used to fund further manufacturing of a by-product to produce a salable product. (See Part 1, Item 1 "MINN DAK FARMERS COOPERATIVE STOCK SALE & EXPANSION PLAN".)

1997 FISCAL YEAR

         The Company has distributed to its members the initial installment of the projected net beet payment for the 1996 sugar beet crop delivered to the Company by its members in the fall of 1996. That initial payment anticipates an annual aggregate net beet payment of approximately $69,500,000 for fiscal year 1997 (1996 crop year), based upon (i) an average sugar content of 18.61%, (ii) a total sugar beet crop of 1,506,646 tons and (iii) the Company's projected selling price for its sugar. Such an aggregate net beet payment represents a projected net beet payment per ton of approximately $46.08, based on an average sugar content of 18.61%. There can be no assurance that the Company's estimates of the selling price for its sugar or the average sugar recovery from the sugar beets delivered by the Company's members will be accurate; the Company anticipates that there will be minor adjustments in its estimates throughout the fiscal year and that future installments of the beet payment to the Company's members will reflect such adjustments. Interest expense is expected to increase $1.5 million to $2.0 million for fiscal year 1997 due to further increases in long term debt needed to fund plant expansion activities.


COMPARISON OF THE YEARS ENDED AUGUST 31, 1996, AND 1995

         Revenue for the year ended August 31, 1996 decreased $18.5 million from 1995. Revenue from total sugar sales decreased 0.8% reflecting a 2.5% increase in the average selling price per cwt and a 3.3% decrease in cwts sold. Revenue from pulp sales decreased 11.8% reflecting a reduction of 24.8% in volume and 10.5% increase in the average selling price per ton. Revenue from molasses sales decreased 4.1% reflecting a 6.6% decrease in volume and an increase of 2.3% in the average selling price per pound. The decrease in volumes for sugar, pulp and molasses was primarily due to the lower quality (sugar and purity) of the beets delivered and quantity (tons) delivered for 1996.

         Revenues from yeast sales increased 28.2% reflecting an increase in volume of 31.6% and a decrease of 5.3% in the average selling price per pound. Finished product inventories decreased $7.9 million in 1996 primarily due to the 1995 fiscal year crop having domestic marketing quota's imposed on it and having that excess quota sugar sold during the 1996 fiscal year.

         Cost of product sold, exclusive of payments for sugar beets, increased $.6 million. Sales and Distribution costs increased $.7 million. General and Administrative expenses decreased ($.2) million. Interest expense increased $.1 million.

         Non-member business income increased $1.4 million in fiscal year 1996. This increase was primarily due to increased net income from the Minn-Dak Yeast Company subsidiary operations. Minn-Dak Yeast Company had encountered difficult operating conditions in fiscal year 1995 do to sterilization problems that plagued plant operations for most of the year. That resulted in reduced throughput, higher operating costs and reduced income. By fiscal year end 1995 the problem had been solved and production volumes were back to normal and unit costs were down. This resulted in more normal net income levels for fiscal year 1996.

         During the fiscal year ended 8-31-95, the Company recognized a loss on disposition of fiber assets of $.9 million. The Company had been involved in a value-added project where dietary fiber for human consumption under the trade name of Fibrex would be produced from its beet pulp by-product. After building a production facility and marketing the product for a number of years, sufficient sales volume at reasonable prices did not appear obtainable. One of the major marketing considerations was the inability to get GRAS status from the FDA. In fiscal 1995 the Company elected to discontinue with its attempts to obtain GRAS status and took the necessary steps to discontinue operations and redirect the use of the assets.

         Net payments to members for sugar beets decreased by $20.0 million in 1996. This decrease was primarily due to the lower quality (sugar and purity) of the beets delivered and quantity (tons) delivered for 1996.


COMPARISON OF THE YEARS ENDED AUGUST 31, 1995, AND 1994

         Revenue for the year ended August 31, 1995 increased $51.2 million from 1994. Revenue from total sugar sales increased 23.6% reflecting a 1.9% increase in the average selling price per cwt and a 22.1% increase in cwts sold. Revenue from pulp sales increased 47.4% reflecting an increase of 47.3% in volume and
 .2% increase in the average selling price per ton. Revenue from molasses sales increased 71.6% reflecting a 68.6% increase in volume and an increase of 9.7% in the average selling price per ton. The increase in volumes for sugar, pulp and molasses was primarily due to the higher quality (sugar and purity) of the beets delivered and quantity (tons) delivered for 1995. Revenues from Yeast sales decreased 59.5% reflecting a decrease in volume of 25.2% and a decrease of 27.4% in the average selling price per pound. Finished product inventories increased $10.4 million in 1995 primarily due to the 1995 fiscal year crop having domestic marketing quotas imposed on the Company and having that excess quota sugar sold during the 1996 fiscal year.

         In 1994, the Company purchased $4.1 million of sugar beets on a non-member basis from another sugar company as a result of the Company's short crop and resulting excess available capacity.

         Cost of product sold, exclusive of payments for sugar beets, increased $5.4 million. Sales and Distribution costs increased $5.9 million. General and Administrative expenses decreased $.1 million. Interest expense increased $1.4 million.

         On September 1, 1993, the Company adopted Statement of Financial Accounting Standards Statement #109 (SFAS109), "Accounting for Income Taxes". The new standards changed the method of accounting for income taxes from the deferred method to the asset and liability method. As a result of the change noted above, the Company recognized a benefit from income taxes totaling $1.4 million representing the cumulative effect of the change on results for the years prior to September 1, 1993. The adoption has no effect on income before income taxes for the year ended August 31, 1994.

         Non-member business income decreased $2.0 million for the year ended August 31, 1995. This decrease was primarily due to a change in accounting for income taxes (see above paragraph) resulting in a $1.4 million one time gain for fiscal year 1994. Also, the Company's subsidiary, Minn-Dak Yeast Company, operations encountered production difficulties in the year ended August 31, 1995 due to a sterilization problem in the third and fourth quarters of the fiscal year, which reduced production by 25% from the prior year.


         During the fiscal year ended 8-31-95, the Company recognized a loss on disposition of fiber assets of $.9 million. The Company had been involved in a value-added project where dietary fiber for human consumption under the trade name of Fibrex would be produced from its beet pulp by-product. After building a production facility and marketing the product for a number of years, sufficient sales volume at reasonable prices did not appear obtainable. One of the major marketing considerations was the inability to get GRAS status from the FDA. In fiscal 1995 the Company elected to discontinue with its attempts to obtain GRAS status and took the necessary steps to discontinue operations and redirect the use of the assets.

         Net payments to members for sugar beets increased by $42.4 million in 1995. This increase was primarily due to the higher quality (sugar and purity) of the beets delivered and quantity (tons) delivered for 1995.



            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota


We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers
Cooperative (a North Dakota cooperative) as of August 31, 1996, 1995, and 1994, and the related consolidated statements of operations, changes in members' investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers
Cooperative as of August 31, 1996, 1995, and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 6 to the financial statements, the company changed its method of accounting for income taxes in fiscal 1994, as required by the provisions of Statement of Financial Accounting Standards No. 109.



                                 October 7, 1996
                                 Eide Helmeke PLLP
                                 Fargo, North Dakota



MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1996, 1995, AND 1994

ASSETS                                                                  1996             1995             1994
                                                                   ------------     ------------     ------------
CURRENT ASSETS:

     Cash                                                          $    853,102     $    287,007     $    794,952
                                                                   ------------     ------------     ------------

     Receivables:
        Trade accounts                                               10,293,751       11,164,406        6,205,308
        Growers                                                       2,840,447        2,250,380        2,066,279
                                                                   ------------     ------------     ------------
                                                                     13,134,198       13,414,786        8,271,587
                                                                   ------------     ------------     ------------

     Advances to affiliate                                              780,442          731,196        1,073,308
                                                                   ------------     ------------     ------------

     Inventories:
        Refined sugar, pulp and molasses to be sold
           on a pooled basis                                          7,748,715       15,660,336        5,225,975
        Nonmember refined sugar                                         468,322          109,613          482,939
        Dietary pulp fiber                                                    0                0          217,294
        Yeast                                                           108,704           91,297           78,051
        Materials and supplies                                        4,026,951        4,108,359        3,951,853
        New crop beets                                                        0                0          985,000
        Other                                                            97,626          108,014           73,186
                                                                   ------------     ------------     ------------
                                                                     12,450,318       20,077,619       11,014,298
                                                                   ------------     ------------     ------------

     Deferred charges                                                 1,119,274          939,868        1,066,664
                                                                   ------------     ------------     ------------

     Prepaid expenses                                                 1,789,078        2,220,282          615,151
                                                                   ------------     ------------     ------------

     Property and equipment available for sale                          789,350          819,150                0
                                                                   ------------     ------------     ------------

            Total current assets                                     30,915,762       38,489,908       22,835,960
                                                                   ------------     ------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                      11,956,354       10,167,650        8,471,699
     Buildings                                                       22,254,129       19,244,883       19,081,592
     Factory equipment                                               72,462,793       59,457,833       58,285,564
     Other equipment                                                  2,200,809        1,851,931        1,381,170
     Construction in progress                                        22,352,000        6,047,195          347,160
                                                                   ------------     ------------     ------------
                                                                    131,226,085       96,769,492       87,567,185
        Less accumulated depreciation                                48,551,028       45,686,542       44,061,830
                                                                   ------------     ------------     ------------
                                                                     82,675,057       51,082,950       43,505,355
                                                                   ------------     ------------     ------------
OTHER ASSETS:
     Investments restricted for capital lease projects                7,514,242
     Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                12,663,265        6,239,135        3,649,228
     Deferred income taxes                                            3,450,000        3,450,000        3,950,000
     Other                                                            1,051,761          728,760          830,221
                                                                   ------------     ------------     ------------
                                                                     24,679,268       10,417,895        8,429,449
                                                                   ------------     ------------     ------------

                                                                   $138,270,087     $ 99,990,753     $ 74,770,764
                                                                   ============     ============     ============
See Notes to Consolidated Financial Statements

LIABILITIES AND MEMBERS' INVESTMENT                                                      1996             1995              1994
                                                                                    ------------     ------------      ------------
CURRENT LIABILITIES:
     Short-term notes payable                                                       $          0     $ 13,877,000      $  1,262,000
                                                                                    ------------     ------------      ------------

     Current portion of long-term debt                                                 2,512,500        2,428,523         2,327,518
                                                                                    ------------     ------------      ------------

     Accounts payable:
        Trade                                                                          6,622,505        3,112,788         2,208,230
        Growers                                                                        6,063,827        6,506,163         6,912,124
                                                                                    ------------     ------------      ------------
                                                                                      12,686,332        9,618,951         9,120,354
                                                                                    ------------     ------------      ------------

     Advances from affiliate                                                           1,202,466        1,064,005           653,291
                                                                                    ------------     ------------      ------------

     Accrued liabilities                                                               2,669,019        2,206,166         1,439,171
                                                                                    ------------     ------------      ------------

            Total current liabilities                                                 19,070,317       29,194,645        14,802,334

LONG-TERM DEBT, NET OF CURRENT PORTION                                                48,810,417       25,840,308        14,767,928

OBLIGATION UNDER CAPITAL LEASE                                                        12,000,000

OTHER                                                                                    728,296          881,837           882,393
                                                                                    ------------     ------------      ------------

            Total liabilities                                                         80,609,030       55,916,790        30,452,655
                                                                                    ------------     ------------      ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                337,439           81,529           165,585
                                                                                    ------------     ------------      ------------

MEMBERS' INVESTMENT:
     Preferred stock:
        Class A - 100,000, 75,000, and 75,000 shares authorized in 1996, 1995, and 1994, respectively; $105 par value; 58,525, 52,000, and 52,000 shares issued and outstanding
           in 1996, 1995, and 1994, respectively                                       6,145,125        5,460,000         5,460,000
        Class B - 100,000, 75,000, and 75,000 shares authorized in
           1996, 1995, and 1994, respectively; $75 par value; 58,525,
           52,000, and 52,000 shares issued and outstanding in 1996,
           1995, and 1994, respectively                                                4,389,375        3,900,000         3,900,000
        Class C - 100,000, 75,000, and 75,000 shares authorized in
           1996, 1995, and 1994, respectively; $76 par value; 58,525,
           52,000, and 52,000 shares issued and outstanding in 1996,
           1995, and 1994, respectively                                                4,447,900        3,952,000         3,952,000
                                                                                    ------------     ------------      ------------
                                                                                      14,982,400       13,312,000        13,312,000
     Common stock, 600, 440, and 440 shares authorized in 1996, 1995, and 1994, respectively; $250 par value; issued and outstanding, 481, 346, and 345, shares in 1996, 1995,
        and 1994, respectively                                                           120,250           86,500            86,250
     Paid in capital in excess of par                                                 10,296,457
     Unit retention capital                                                            6,262,469        5,421,441         4,513,590
     Qualified allocated patronage                                                     3,720,385        4,296,400         5,751,400
     Nonqualifieduallocated patronage                                                 21,575,006       21,507,010        20,611,593
     Retained earnings (deficit)                                                         366,651         (630,917)         (122,309)
                                                                                    ------------     ------------      ------------
                                                                                      57,323,618       43,992,434        44,152,524
                                                                                    ------------     ------------      ------------

                                                                                    $138,270,087     $ 99,990,753      $ 74,770,764
                                                                                    ============     ============      ============

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994


                                                                         1996              1995               1994
                                                                    -------------     -------------      -------------
REVENUE:
     From sales of sugar, by-products, Fibrex, yeast and resale
       commodities, net of discounts                                $ 114,334,522     $ 133,301,561      $  81,422,106
     Other income                                                         476,775            23,982            658,685
                                                                    -------------     -------------      -------------
                                                                      114,811,297       133,325,543         82,080,791
                                                                    -------------     -------------      -------------

EXPENSES:
     Production costs of sugar, by-products, Fibrex, yeast and
       resale commodities sold                                         30,872,535        30,318,782         24,887,586
     Purchased beets                                                                                         4,127,135
     Sales and distribution costs                                      19,955,374        19,302,651         13,404,312
     General and administrative                                         4,213,379         4,412,248          4,461,609
     Interest                                                           2,898,338         2,972,574          1,556,979
     Loss on disposition of fiber assets                                                    897,742
                                                                    -------------     -------------      -------------
                                                                       57,939,626        57,903,997         48,437,621
                                                                    -------------     -------------      -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NON-MEMBER BUSINESS BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                         56,871,671        75,421,546         33,643,170

PLUS CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE (See Note 7)                                                                                       1,350,000
                                                                    -------------     -------------      -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                               $  56,871,671     $  75,421,546      $  34,993,170
                                                                    =============     =============      =============

DISTRIBUTION OF NET PROCEEDS:
     Credited to members' investment:
        Components of net income:
            Income (loss) from non-member business                  $     929,738     $    (504,766)     $     121,566
            Cumulative effect of accounting change                                                           1,350,000
            Patronage income                                            1,620,262         1,439,517          3,039,950
                                                                    -------------     -------------      -------------
                Net income                                              2,550,000           934,751          4,511,516

        Unit retention capital                                          1,389,899         1,636,105            834,555
                                                                    -------------     -------------      -------------
            Net credit to members' investment                           3,939,899         2,570,856          5,346,071

     Payments to members for sugarbeets, net of unit
        retention capital                                              52,931,772        72,850,690         29,647,099
                                                                    -------------     -------------      -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                               $  56,871,671     $  75,421,546      $  34,993,170
                                                                    =============     =============      =============

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994
                                                                                    1996              1995              1994
                                                                            ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income allocated to members' investment                                $  2,550,000      $    934,751      $  4,511,516
     Add (deduct) noncash items:
        Depreciation and amortization                                          3,061,758         2,874,476         2,880,499
        Equipment disposals - loss                                                51,765           893,990               638
        Increase in investment due to step up in asset basis of
           marketing subsidiary                                                                                      (95,138)
        Accrued interest income added to note receivable principal                                                   (34,956)
        Net loss allocated from unconsolidated marketing subsidiaries             91,083            95,558           118,741
        Noncash portion of patronage capital credits                            (562,047)         (373,096)         (399,196)
        Retention of nonqualified unit retains                                 1,389,899         1,636,105           834,555
        Deferred income taxes                                                                      550,000        (1,050,000)
        Decrease (increase) in cash surrender of officer life insurance            9,904             1,394            (1,315)
        Changes in operating assets and liabilities:
            Accounts receivable and advances                                     231,342        (4,801,087)       (1,369,574)
            Inventory and prepaid expenses                                     8,058,505       (10,668,452)        9,996,015
            Deferred charges                                                    (212,795)           76,796          (183,138)
            Other assets                                                         (20,719)          (15,022)
            Accounts payable, advances, and accrued liabilities                3,331,198           544,826        (4,506,516)
                                                                            ------------      ------------      ------------
                Net cash provided by (used in) operating activities           17,979,893        (8,249,761)       10,702,131
                                                                            ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposition of property, plant and equipment                    4,055            35,541            26,935
     Capital expenditures                                                    (30,066,812)      (12,057,422)       (2,084,748)
     Proceeds from notes receivable                                                                                  691,053
     Issuance of long-term receivable                                                                               (267,055)
     Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                         (5,915,938)       (1,714,408)         (247,370)
     Net proceeds from patronage refunds and equity revolvements                  30,601            45,859            46,536
     Minority interest in equity of subsidiaries                                 255,910           (84,057)            1,553
                                                                            ------------      ------------      ------------
                Net cash used by investing activities                        (35,692,184)      (13,774,487)       (1,833,096)
                                                                            ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale and repurchase of common stock, net                                       (500)              250            (1,000)
     Net proceeds from issuance of short-term debt                           (13,877,000)       12,615,000        (4,878,000)
     Proceeds from issuance of long-term debt                                 29,000,000        13,500,000
     Proceeds from stock offering                                             12,001,107
     Payment of financing fees                                                  (406,111)
     Payment of long-term debt                                                (5,945,914)       (2,326,615)         (816,167)
     Payment of unit retains and allocated patronage                          (2,493,196)       (2,272,332)       (3,109,726)
                                                                            ------------      ------------      ------------
                Net cash (used in ) provided by financing activities          18,278,386        21,516,303        (8,804,893)
                                                                            ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                                                  566,095          (507,945)           64,142

CASH, BEGINNING OF YEAR                                                          287,007           794,952           730,810
                                                                            ------------      ------------      ------------

CASH, END OF YEAR                                                           $    853,102      $    287,007      $    794,952
                                                                            ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for:
        Interest                                                            $  2,472,853      $  2,335,411      $  1,615,512
                                                                            ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
     Board approval of unit retention capital and allocated patronage
       revolvement                                                          $  2,508,452      $  2,493,196      $  2,709,679
                                                                            ============      ============      ============

     Board approval of distribution of cash portion of qualified
       allocated patronage                                                  $    168,700      $    288,000      $    287,000
                                                                            ============      ============      ============

     Increase in investment in unconsolidated marketing subsidiary by
        increasing accounts payable                                         $       --        $    593,819      $       --
                                                                            ============      ============      ============

     Increase in investment from receipt of Economic Development Grant      $     67,830      $     50,000      $       --
                                                                            ============      ============      ============

     Transfer of property and equipment to property and equipment
        available for sale                                                  $       --        $    819,150      $       --
                                                                            ============      ============      ============

     Aquisition of equipment under capital lease                            $  4,485,758
     Acquisition of investment restricted for capital lease projects           7,514,242
                                                                            ------------
     Proceeds from issuance of obligation under capital lease               $ 12,000,000      $       --        $       --
                                                                            ============      ============      ============

See Notes to Consolidated Financial Statements.


MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENT
FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994

                                                                                      PAID IN CAPITAL       UNIT
                                                    PREFERRED           COMMON         IN EXCESS OF       RETENTION
                                                      STOCK             STOCK           PAR VALUE          CAPITAL
                                                  ------------      ------------      ------------      ------------
BALANCE, AUGUST 31, 1993                          $ 13,312,000      $     87,250                        $  4,403,382

COMMON STOCK:
    Sales (10 shares)                                                      2,500
    Repurchase (14 shares)                                                (3,500)

UNIT RETENTION CAPITAL:
    Revolvement                                                                                             (724,347)
    Proceeds                                                                                                 834,555

REVOLVEMENT OF PRIOR YEARS'
    ALLOCATED PATRONAGE

NET INCOME FOR YEAR ENDED AUGUST 31, 1994

ACCRUED PAYMENT OF CURRENT YEAR'S
   QUALIFIED ALLOCATED PATRONAGE
                                                  ------------      ------------                        ------------

BALANCE, AUGUST 31, 1994                          $ 13,312,000      $     86,250                           4,513,590

COMMON STOCK:
    Sales (4 shares)                                                       1,000
    Repurchases (3 shares)                                                  (750)

UNIT RETENTION CAPITAL:
    Revolvement                                                                                             (728,254)
    Proceeds                                                                                               1,636,105

REVOLVEMENT OF PRIOR YEAR'S
    ALLOCATED PATRONAGE

ECONOMIC DEVELOPMENT GRANT
    RECEIVED BY INVESTEE

NET INCOME FOR THE YEAR ENDED
   AUGUST 31, 1995

ACCRUED PAYMENT OF CURRENT YEAR'S
   QUALIFIED ALLOCATED PATRONAGE
                                                  ------------      ------------      ------------      ------------

BALANCE, AUGUST 31, 1995                            13,312,000            86,500                           5,421,441

COMMON STOCK:
    Sales (10 shares)                                                      2,500
    Repurchases (12 shares)                                               (3,000)
    Stock offering (137 shares)                      1,670,400            34,250        10,400,850
    Stock issue costs                                                                     (104,393)

UNIT RETENTION CAPITAL:
    Revolvement                                                                                             (548,871)
    Proceeds                                                                                               1,389,899

REVOLVEMENT OF PRIOR YEARS'
    ALLOCATED PATRONAGE

ECONOMIC DEVELOPMENT GRANT
    RECEIVED BY INVESTEE

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1996

ACCRUED PAYMENT OF CURRENT YEAR'S
   QUALIFIED ALLOCATED PATRONAGE
                                                  ------------      ------------      ------------      ------------

BALANCE, AUGUST 31, 1996                          $ 14,982,400      $    120,250      $ 10,296,457         6,262,469
                                                  ============      ============      ============      ============

[WIDE TABLE CONTINUED FROM ABOVE]

                                                QUALIFIED      NON-QUALIFIED      RETAINED
                                                ALLOCATED        ALLOCATED        EARNINGS
                                                PATRONAGE        PATRONAGE        (DEFICIT)          TOTAL
                                             -------------     ------------     ------------     ------------

BALANCE, AUGUST 31, 1993                      $  5,912,150     $ 19,683,225     $ (1,593,875)    $ 41,804,132

COMMON STOCK:
    Sales (10 shares)                                                                                   2,500
    Repurchase (14 shares)                                                                             (3,500)

UNIT RETENTION CAPITAL:
    Revolvement                                                                                      (724,347)
    Proceeds                                                                                          834,555

REVOLVEMENT OF PRIOR YEARS'                       (693,750)      (1,291,582)                       (1,985,332)
    ALLOCATED PATRONAGE

NET INCOME FOR YEAR ENDED AUGUST 31, 1994          820,000        2,219,950        1,471,566        4,511,516

ACCRUED PAYMENT OF CURRENT YEAR'S
   QUALIFIED ALLOCATED PATRONAGE                  (287,000)                                          (287,000)
                                             -------------     ------------     ------------     ------------

BALANCE, AUGUST 31, 1994                      $  5,751,400     $ 20,611,593     $   (122,309)    $ 44,152,524

COMMON STOCK:
    Sales (4 shares)                                                                                    1,000
    Repurchases (3 shares)                                                                               (750)

UNIT RETENTION CAPITAL:
    Revolvement                                                                                      (728,254)
    Proceeds                                                                                        1,636,105

REVOLVEMENT OF PRIOR YEAR'S                     (1,617,000)        (147,942)                       (1,764,942)
    ALLOCATED PATRONAGE

ECONOMIC DEVELOPMENT GRANT                                                            50,000           50,000
    RECEIVED BY INVESTEE

NET INCOME FOR THE YEAR ENDED
   AUGUST 31, 1995                                 800,000          693,359         (558,608)         934,751

ACCRUED PAYMENT OF CURRENT YEAR'S
   QUALIFIED ALLOCATED PATRONAGE                  (288,000)                                          (288,000)
                                             -------------     ------------     ------------     ------------

BALANCE, AUGUST 31, 1995                         4,646,400       21,157,010         (630,917)      43,992,434

COMMON STOCK:
    Sales (10 shares)                                                                                   2,500
    Repurchases (12 shares)                                                                            (3,000)
    Stock offering (137 shares)                                                                    12,105,500
    Stock issue costs                                                                                (104,393)

UNIT RETENTION CAPITAL:
    Revolvement                                                                                      (548,871)
    Proceeds                                                                                        1,389,899

REVOLVEMENT OF PRIOR YEARS'                     (1,239,315)        (720,266)                       (1,959,581)
    ALLOCATED PATRONAGE

ECONOMIC DEVELOPMENT GRANT                                                            67,830           67,830
    RECEIVED BY INVESTEE

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1996      482,000        1,138,262          929,738        2,550,000

ACCRUED PAYMENT OF CURRENT YEAR'S
   QUALIFIED ALLOCATED PATRONAGE                  (168,700)                                          (168,700)
                                             -------------     ------------     ------------     ------------

BALANCE, AUGUST 31, 1996                     $   3,720,385     $ 21,575,006     $    366,651     $ 57,323,618
                                             =============     ============     ============     ============

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 1996,  1995, AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                  CONCENTRATIONS OF RISK

ORGANIZATION - Minn-Dak Farmers Cooperative (Minn-Dak) is a North Dakota cooperative corporation owned by its member-growers for the purpose of processing sugar beets and marketing sugar and by-products. Minn-Dak Yeast is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

The majority of the net proceeds from Minn-Dak is from member business, whereas Minn-Dak Yeast is considered non-member business.

PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of Minn-Dak and its subsidiary, Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) which is 80% owned by the cooperative.

INVENTORIES - Inventories of refined sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventories of dietary pulp fiber, yeast, and materials and supplies are valued at the lower of average cost or market.

In valuing inventories at net realizable value, the cooperative, in effect sells the remaining inventory to the subsequent years sugar and by-product pool.

DEFERRED CHARGES - Agricultural development and labor procurement costs incurred in connection with the beet crop to be harvested in September and October are deferred and subsequently charged to expense during the ensuing processing period.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION - Property, plant and equipment are stated at cost. Additions, renewals and betterments are capitalized, whereas expenditures for maintenance and repairs are charged to expense. The cost and related accumulated depreciation of assets retired or sold are removed from the appropriate asset and depreciation accounts and the resulting gain or loss is reflected in income.

It is the policy of the cooperative to provide depreciation based on methods designed to amortize the cost of the properties over their estimated useful lives. Property, plant and equipment are depreciated for financial reporting purposes, principally using declining balance methods, with estimated useful lives ranging from 8 to 40 years. Statutory lives and methods are used for income tax reporting purposes.

Indirect costs capitalized were $435,686, $133,550 and $98,590 for the years ended August 31, 1996, 1995, and 1994. Construction-period-interest capitalized for the years ended August 31, 1996, and 1995, were $669,347 and $8,217 respectively. There was no construction-period-interest capitalized for the year ended August 31, 1994.

EQUITY VALUE INVESTMENTS - The investments in United Sugars Corporation, Midwest Agri-Commodities Company and ProGold Limited Liability Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative's share of the undistributed earnings or losses.

INVESTMENTS IN OTHER COOPERATIVES - The investments in stocks and capital credits of other cooperatives are stated at cost, plus the cooperative's share of allocated patronage and capital credits.

INCOME TAXES - As discussed more fully in Note 6 to the financial statements, the company adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES, for the year ended August 31, 1994.

A consolidated federal income tax return is filed for the cooperative and its subsidiary. Deferred income taxes are provided for in the timing of certain temporary deductions/increases for financial and income tax reporting purposes. Significant temporary differences are as follows:

1. When nonqualified unit retention capital and allocated patronage are elected by the board of directors, the cooperative is not allowed an income tax deduction until they are distributed in cash to the member-producers, whereas qualified unit retention capital and allocated patronage are deducted when declared.

2. Depreciation - For financial reporting purposes, the companies use straight-line and accelerated methods of depreciation with lives of 8 to 40 years, while, for income tax purposes, the companies use required statutory depreciable lives and methods.

3. Non-qualified patronage credits from investments in other cooperatives - For financial statement purposes, the companies recognize income when the patronage credit notification is received while, for income tax purposes, the companies recognize income when the patronage is received in cash.

4. Inventory capitalization - For income tax reporting purposes, certain overhead costs are included as a part of inventory costs in accordance with inventory capitalization rules. These costs are charged to expense as incurred for financial reporting purposes.

5. Deferred compensation - For financial reporting purposes, deferred compensation is charged to expense as amounts are accrued. For income tax purposes, deferred compensation is deductible when paid.

6. Recognition of vacation pay - For financial reporting purposes, vacation pay is charged to expense as accrued, whereas, for income tax purposes, vacation pay is deducted when paid.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UNINSURED CASH BALANCE - The company maintains cash balances at various financial institutions throughout the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times during the year, the company's balances exceeded this limit.

CREDIT RISK - The cooperative and subsidiary grant credit to food processors located throughout the United States. In addition, the cooperative grants credit to members for sugarbeet seed, located in North Dakota and Minnesota.


NOTE 2 - NATURE OF OPERATIONS

NATURE OF OPERATIONS - Minn-Dak is a North Dakota cooperative corporation owned by its member-growers for the purpose of processing sugar beets and marketing sugar and by-products. Minn-Dak Yeast is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

NOTE 3 - SHORT-TERM DEBT

Information regarding short-term debt at August 31, 1996, 1995, and 1994, is as follows:

                                                                       1996          1995         1994
      Seasonal loan with St. Paul Bank for Cooperatives, due
        December 31, 1996, interest variable, currently at 8.00%  $     -       $ 13,877,000  $ 1,262,000
                                                                  ==========    ============  ===========

The cooperative has a $35,000,000 seasonal line of credit with the St. Paul Bank for Cooperatives, of which there were advances against it of $13,877,000 and $1,262,000, at August 31, 1995, and 1994, respectively. The seasonal line of credit is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 1996, 1995, and 1994, are as follows:

                                                    August 31
                                   -----------------------------------------
                                       1996           1995              1994
                                   -----------------------------------------

       Maximum borrowings          $ 59,566,800    $ 30,769,850  $25,000,000
                                   ============    ============  ===========

       Average borrowing levels    $ 50,578,800    $ 21,798,100  $ 5,142,700
                                   ============    ============  ===========

       Average interest rates              6.0%            7.0%         4.0%
                                           ===             ===          ===

NOTE 4 - LONG-TERM DEBT

Information regarding long-term debt at August 31, 1996, 1995, and 1994, is as follows:
                                                                                           August 31
                                                                              ------------------------------------
                                                                              1996            1995            1994
                                                                              ------------------------------------
Term loan with the St. Paul Bank for Cooperatives, due in varying principal repayments through September 30, 2008, interest variable, currently at 6.27% to 8.34%, with a first lien on substantially all
  property and equipment and current assets of Minn-Dak                 $ 51,250,000    $ 28,150,000    $ 16,950,000


                                                                              1996            1995            1994
                                                                              ----            ----            ----

Term loan with Norwest Bank of North Dakota, N.A., due
  August 31, 1997, interest free, secured by equipment                                        33,415          47,530
                                                                                              ------          ------
Term loan with R.S.R. Electric Cooperative, Inc., due
  October 12, 2002, interest free, unsecured                                  72,917          85,416          97,916
          --- -----                                                           ------          ------          ------
                                                                          51,322,917      28,268,831      17,095,446
Less current maturities                                                   (2,512,500)     (2,428,523)      2,327,518)
                                                                          -----------     -----------     -----------

                                                                        $ 48,810,417    $ 25,840,308    $ 14,767,928
                                                                          ==========      ==========      ==========

As to the loan with the St. Paul Bank for Cooperatives, the cooperative has agreed to the following significant loan conditions:

1. Invest in Class C or other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank.

2. Maintain working capital of not less than $6 million, a current ratio of not less than 1.2:1.0, and a long-term debt to equity ratio of not less than 1:1.

3. Obtain prior consent from the bank to pay cash patronage dividends in excess of 35% of qualified patronage income as required by the Internal Revenue Service to qualify the entire patronage dividend as an income tax deduction.

Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 1996, 1995, and 1994.

In addition, Minn-Dak can make special advance payments on its term loans with the St. Paul Bank for Cooperatives after its seasonal loans have been paid in full, with the understanding that the special advance payments will be readvanced subject to the reinstatement provisions, prior to the granting of any new seasonal loans. Any such advance payments are subject to a commitment fee of
 .25% of the daily unadvanced commitment.

Interest expense, net of amount capitalized, totaled $2,898,338, $2,972,574 and $1,556,979 for 1996, 1995, and 1994, respectively. Interest capitalized totaled $669,347 and $8,217 for 1996 and 1995 respectively. No interest was capitalized in 1994.

Principal amounts due on all the cooperative's long-term debt are as follows:

   YEARS ENDING AUGUST 31:
      1997                                                   $     2,512,500
      1998                                                         2,512,500
      1999                                                         4,637,500
      2000                                                         4,637,500
      2001                                                         4,637,500
      Thereafter                                                  32,385,417
                                                                  ----------

                                                            $     51,322,917
                                                                  ==========

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASES

During the current year, the cooperative entered into a capital lease with Richland County, North Dakota for equipment relating to solid waste disposal. The county has financed the leased assets with a bond issue and accordingly have structured the cooperative's lease payments to correspond with the bond issue's interest and principal requirements. Details relative to the cooperatives obligations under the lease agreement are as follows:

                                                       1996

                                                 FINAL    CURRENT
           PAYEE                     INTEREST  MATURITY   PORTION       TOTAL
           -----                     --------  --------   -------       -----

      Richland County, North Dakota    4.85%     1/11   $ 582 ,000  $ 17,509,844
      Less deferred finance charges                        582,000     5,509,844
                                                        ----------  ------------
                                                        $        -  $ 12,000,000
                                                        ==========  ============

Minimum future principal payments required on the obligations under capital leases are as follows:

YEARS ENDING AUGUST 31:

         2000                                                       $    730,000
         2001                                                            775,000
         Thereafter                                                   10,495,000
                                                                    ------------

                                                                    $ 12,000,000
                                                                    ============

Currently, the assets subject to the lease agreement are being constructed and accordingly are recorded as construction in progress and investments restricted for capital projects.


NOTE  6 - MEMBERS' INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a "member-producer," as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one share of each of the three preferred stocks for each base acre of sugar beet crops grown under a grower's contract with Minn-Dak. The preferred shares are nonvoting and nondividend bearing. All transfers and sales of stock must be approved by the board of directors.

Minn-Dak's net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually on the basis of dollar volume of patronage, in cash or in the form of credits to each member-producer's patronage credit account as established on the books of the cooperative. In the event of a loss in any one year, the cooperative shall act in such a manner as to first recoup the loss from those patrons who were patrons in the year in which the loss occurred.

Under the terms of Minn-Dak's beet growing contracts with each of its member-producers, Minn-Dak is obligated to pay the member-producers for beets delivered at a price per pound of extractable sugar. However, if, in the opinion of the St. Paul Bank for Cooperatives, the working capital position of the cooperative is insufficient, Minn-Dak shall retain from the price to be paid per ton for beets such amounts as are deemed by the bank to be necessary for operations, the deductions to be made at such time as the bank shall require. The amount so retained shall be evidenced in the records of Minn-Dak by equity credits in favor of the growers. The board of directors has the power to determine whether such retains shall be "qualified" or "nonqualified" for income tax purposes.

For the year ended August 31, 1996, Minn-Dak had retained $660,435 and $729,464, respectively for sugar silo and frozen beet storage. This is based on $.50 per ton of beets delivered for sugar silo storage, and the lesser of the maximum obligation required or $.50 per ton of beets delivered for frozen beet storage. For the years ended August 31, 1995, and 1994, Minn-Dak had retained $1,636,105 and $834,555, respectively, for sugar silo and frozen beet storage on the basis of $1.00 per ton of beets delivered.

During the year ended August 31, 1994, Minn-Dak revolved the remaining 62.5% of the unit retains and allocated patronage for the fiscal year ended August 31, 1988, totaling $2,709,679.

During the year ended August 31, 1995, Minn-Dak revolved 70% of the unit retains and allocated patronage for the fiscal year ended August 31, 1989, totaling $2,493,196.

During the year ended August 31, 1996, Minn-Dak revolved the remaining 30% of the unit retains and allocated patronage for the fiscal year ended August 31, 1989, and 35% for 1990, totaling $2,508,452.

NOTE  7 - INCOME TAXES

Minn-Dak Farmers Cooperative is a nonexempt cooperative as described under
Section 1381(a)(2) of the Internal Revenue Code of 1986. Accordingly, net margins from business done with member patrons, which are allocated and paid as prescribed in Section 1382 of the Code, will be taxable to the members and not to the cooperative. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the cooperative shall have taxable income subject to corporate income tax rates.

Deferred income taxes arise from certain timing differences for financial and income tax reporting purposes. As discussed in Note 1, the cooperative adopted Statement of Financial Accounting Standards Statement #109 (SFAS 109), Accounting for Income Taxes, as of September 1, 1993. The accounting of SFAS 109 changed the company's method of accounting for income taxes from the deferred method to the asset and liability method. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted rates in effect in the year in which the differences are expected to reverse.

As a result of the change noted above, the cooperative recognized a benefit from income taxes totaling $1,350,000, representing the cumulative effect of the change on results for years prior to September 1, 1993. The cumulative effect represented the adjustment of previously recorded deferred tax assets and liabilities to reflect the currently higher prevailing tax rates. The adoption has no effect on income before income taxes for the year ended August 31, 1994.

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, 1996, 1995, and 1994, are as follows:

                                                      1996              1995              1994
                                                      ----------------------------------------
Deferred tax assets:
    Non-qualified unit retains and allocated
       patronage due to members                  $ 10,600,000      $ 10,300,000      $  9,950,000
    Other                                           1,300,000           880,000           950,000
                                                 ------------      ------------      ------------
    Gross deferred tax assets                      11,900,000        11,180,000        10,900,000
    Less valuation allowance                       (1,200,000)       (1,440,000)         (930,000)
                                                 ------------      ------------      ------------
         Total deferred tax assets                 10,700,000         9,740,000         9,970,000
                                                 ------------      ------------      ------------
Deferred tax liabilities:
    Depreciation                                    6,200,000         5,320,000         5,020,000
    Non-qualified patronage credits from
      investment in cooperatives                      750,000           665,000           645,000
    Other                                                                 5,000             5,000
                                                 ------------      ------------      ------------
         Total deferred tax liabilities             6,950,000         5,990,000         5,670,000
                                                 ------------      ------------      ------------
                                                 $  3,750,000      $  3,750,000      $  4,300,000
                                                 ============      ============      ============
Classified as follows:
    Current asset                                $    300,000      $    300,000      $    350,000
    Long-term asset                                 3,450,000         3,450,000         3,950,000
                                                 ------------      ------------      ------------
Net deferred tax asset                           $  3,750,000      $  3,750,000      $  4,300,000
                                                 ============      ============      ============

The cooperative has had non-member income tax losses. These losses have been used to offset member income. Accordingly, there is no provision for (benefit from) income taxes recorded for the years ended August 31, 1996, 1995, and 1994.


NOTE  8 - EMPLOYEES' PENSION PLAN

The cooperative has a non-contributory defined benefit plan which covers substantially all employees who meet certain requirements of age, length of service and hours worked per year. The benefits provided are based upon the employee's average monthly compensation during the previous three highest consecutive years multiplied by a formula and the participant's service ratio. It is the cooperative's funding policy to contribute to the plan at least the minimum amount required by ERISA as determined by the actuarial firm.

The 1995 and 1994 assumed discount rate was 8%. The expected long-term rate of return on plan assets was estimated to be 8% per year and future salary increases were estimated to be 5.5% per year.

The assets of the cooperative plan are maintained via insurance contracts with Lincoln National Life Insurance Company of Fort Wayne, Indiana, and mutual funds with Strong Funds of Milwaukee, Wisconsin.

The following table sets forth the plan's funded status at August 31, 1996, 1995, and 1994:


                                                                    1996             1995             1994
                                                                ---------------------------------------------
      Actuarial present value of benefit obligations:
          Vested benefit obligation                             $(4,130,135)     $(3,472,526)     $(2,834,250)
                                                                ===========      ===========      ===========
          Accumulated benefit obligation                        $(4,314,938)     $(3,556,608)     $(2,956,290)
                                                                ===========      ===========      ===========
          Projected benefit obligation                          $(7,096,231)     $(5,531,507)     $(5,114,924)
          Plan assets at fair value                               5,514,202        4,589,336        4,558,292
                                                                -----------      -----------      -----------
      Projected benefit obligation in excess of plan assets      (1,582,029)        (942,171)        (556,632)
          Unrecognized net (gain)/loss                              523,555          (87,710)         (38,468)
          Unrecognized prior service cost                           574,562          629,435          684,308
          Unrecognized net asset at adoption date
              September 1, 1987)                                   (136,279)        (154,509)        (172,739)
              Settlement expense                                   (263,756)
                                                                -----------      -----------      -----------
          Pension liability                                        (620,191)        (554,955)        (347,287)
          Less current portion                                      144,213          158,407
                                                                -----------      -----------      -----------
          Long-term pension liability                           $  (475,978)     $  (396,548)     $  (347,287)
                                                                ===========      ===========      ===========
The net periodic pension cost for the years ended
August 31, 1996, 1995, and
1994, includes the following components:

      Service cost-benefits earned during the period            $   313,069      $   321,773      $   279,952
      Interest cost on projected benefit obligation                 442,520          377,445          376,593
      Actual return on plan assets                                 (753,673)         103,874         (201,147)
      Net amortization and deferral                                 421,406         (314,313)         (60,318)
                                                                -----------      -----------      -----------
      Net periodic pension cost before settlement expense           423,322          488,779          395,080
      Settlement expense                                            263,756
                                                                -----------      -----------      -----------
      Net periodic pension cost                                 $   423,322      $   488,779      $   658,836
                                                                ===========      ===========      ===========


On September 1, 1993, the cooperative's benefit plan included the employees from Minn-Dak Yeast, Midwest Agri-Commodities (Midwest) and North Central Sugar Marketing Cooperative (North Central). During 1994, North Central merged with United Sugars Corporation (United Sugars) resulting in a settlement expense related to the transfer of assets associated with North Central employees. The settlement loss represents the difference between the assets transferred as of August 31, 1994 in excess of the unrecognized net gain.

The cooperative has also entered into an agreement with United Sugars to recover the settlement expense. The conditions of the agreement stipulate in the event that United Sugars continues to be a participating employer in their current plan from August 31, 1994, through September 1, 1996, United Sugars will make a cash payment to the cooperative of $267,055 plus accrued interest at 6.43%. The payment from United Sugars is due on or before September 15, 1996.


NOTE  9 - ENVIRONMENTAL MATTERS

Minn-Dak is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. Minn-Dak conducts an ongoing and expanding control program designed to meet these environmental laws and regulations. While Minn-Dak will continue to have ongoing environmental compliance issues, currently there are no pending regulatory enforcement actions and Minn-Dak believes that it is in substantial compliance with applicable environmental laws and regulations.

Minn-Dak cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have adverse financial consequences for Minn-Dak and its members.


NOTE  10 - COMMITMENTS AND CONTINGENCIES

Minn-Dak is expanding its plant facilities as part of a three-year plan, and has contracted for approximately $50,000,000. As of August 31, 1996, Minn-Dak has incurred approximately $40,000,000 and was committed to an additional $10,000,000.

Minn-Dak is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the company's financial position, results of operations or cash flows.

Minn-Dak participates in a multi-employer, self-funded employee medical insurance plan with Minn-Dak Yeast Company and Midwest Agri-Commodities Company. The terms of the plan call for the reimbursements to the plan administrator for all claims paid, up to a maximum amount of $30,000 per employee per year and an aggregate maximum of $1,400,000 per year.


NOTE  11 - INVESTMENT IN MARKETING COOPERATIVES

Minn-Dak has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors. Prior to January 1, 1994, Minn-Dak marketed its sugar through a marketing agreement with North Central Sugar Marketing Cooperative (North Central).

Minn-Dak has a one-third ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced is sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $2,157,891, $1,777,508 and $1,701,236 respectively, during the years ended August 31, 1996, 1995, and 1994. Minn-Dak had outstanding advances due from Midwest of $780,442, $731,196 and $1,073,308 as of August 31, 1996, 1995, and 1994, respectively. The owners are guarantors of the short-term line of credit Midwest has with the St. Paul Bank for Cooperatives (bank).

On January 1, 1994, Minn-Dak entered into an agreement whereby their investment in North Central was merged into United Sugars. Minn-Dak had a 50% ownership interest in North Central and acquired a 13% ownership interest in United Sugars with one-third voting rights. The amount of the investment is accounted for using the equity method and the amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. Minn-Dak provided North Central and United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 1996, 1995, and 1994, Minn-Dak had advanced $14,948,115, $16,334,843 and $7,945,850, respectively. Minn-Dak had outstanding advances due to United for $1,202,466, $1,064,005 and $653,291 for the years ended August 31, 1996, 1995, and 1994, respectively.


NOTE 12 - OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31 under these obligations are approximately as follows:

      1997                             $  712,000
      1998                                618,000
      1999                                458,000
      2000                                349,000
      2001                                 96,000
      Thereafter                           80,000

Operating lease and contract expenses for the years ended August 31, 1996, 1995, and 1994, totaled approximately $713,000, $710,000 and $1,012,000, respectively.


NOTE  13 - STOCK TRANSFER RESTRICTION

The cooperative has entered into an agreement with Minn-Dak Yeast's minority shareholder, whereby neither party shall sell, option or transfer its interest in Minn-Dak Yeast to any person, firm or corporation (third party) without first offering, in writing, the other party the right to acquire such interest on the same terms. If the offer is not accepted by the offeree within 30 days, the offeror may sell, option or transfer its interest to the third party within 120 days after expiration of the 30-day period.


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the company's financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. Changes in the assumptions could significantly affect the estimates.

The following methods and assumptions were used by the company to estimate fair value of the financial instruments, and the estimated fair values of the company's financial instruments as of August 31, 1996, 1995 and 1994 are as follows:

INVESTMENTS - The investment in St. Paul Bank for Cooperatives, R.S.R. Electric Cooperative, Inc. and all other cooperatives are stated at cost, plus the cooperative's share of allocated patronage and capital credits. The investment in United Sugars Corporation, Midwest Agri-Commodities and ProGold Limited Liability Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative's share of the undistributed earnings or losses. Minn-Dak Farmers Cooperative believes it is not practicable to estimate the fair value without incurring excessive costs because there is no established market for this stock and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the investment.

LONG-TERM DEBT - The fair value of obligations under long-term debt are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities.

OBLIGATIONS UNDER CAPITAL LEASES - The fair value of obligations under capital leases, was based on present value models using current financing rates available to the cooperative. At August 31, 1996, the carrying value of obligations under capital leases was $12,000,000 and the estimated fair value was $9,800,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

         The table below lists the current directors of the Comapny. The Board of Directors consists of one director from each district. Directors must be common shareholders or representatives of common shareholders belonging to the district they represent and are elected by the members of that district. In the case of a common shareholder who is other than a natural person, a duly appointed or elected representative of such common shareholder may serve as a director. The directors have been elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from three selected districts. Brief biographies for each of the directors and directors-elected are included after the table.

                                                                                                 Term Expires
Name and Address                            Age     District                 Director Since      in December
----------------                            ---     --------                 --------------      -----------
Robert Breuer                               64      District #2 - Factory    1984                1998
     302 Mooreton Avenue North                      West
     Mooreton, ND  58061
Lawrence Deal                               59      District #8 - Lyngaas    1982                1997
     RR #1, Box 173
     Doran, MN  56522
Michael Hasbargen                           51      District #4 - Factory    1993                1996(1)
     RR #2, Box 71                                  East
     Breckenridge, MN  56520
John Hought                                 55      District #6 - Yaggie     1985                1997
     RR #2, Box 9
     Foxhome, MN  56543
Victor Krabbenhoft                          47      District #9 - Peet       1989                1998
     RR #2, Box 45
     Glyndon, MN 56547
Jack Lacey                                  55      District #5 - Hawes      1993                1996(2)
     RR #1, Box 66
     Wendell, MN  56590
Jerry Meyer                                 58      District #1 - Tyler      1994                1997
     1433 15th Street North
     Wahpeton, ND  58075
Edward Moen                                 70      District #3 - Gorder     1989                1998
     17060 County Road 8
     Colfax, ND 58018
Paul Summer                                 54      District #7 - Lehman     1993                1996(3)
     RR #2, Box 84
     Herman, MN  56248
------------

1) Mr. Hasbargen's term as a director of the Company from District #4-Factory East expires on December 10, 1996.

2) Mr. Lacey's term as a director of the Company from District #5-Hawes expires on December 10, 1996.

3) Mr. Summer's term as director of the Company from District #7-Lehman expires on December 10, 1996.

         ROBERT BREUER has been a director since 1984 and is a former chairman. Mr. Breuer has been farming since 1958 near Mooreton, ND. He serves on the board of directors for United Sugars, Minn-Dak Yeast Company, and the Mooreton City Council, Mooreton, ND.

         LAWRENCE DEAL has been a director since 1982 and is a former chairman and secretary. Mr. Deal has been farming near Doran, MN, since 1959. He is president of the American Sugarbeet Growers Association, Washington, DC.

         MICHAEL HASBARGEN has been a director since 1992 and is currently serving as board vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also service on the board of directors of United Sugars Corporation and Midwest Agri-Commodities Company.

         JOHN HOUGHT has been a director since 1985. Mr. Hought has been farming near Foxhome, MN since 1959. He also serves on the board of directors for Minn-Dak Yeast Company.

         VICTOR KRABBENHOFT has been a director since 1989, currently serves as board chairman, and is a former vice chairman. Mr. Krabbenhoft has been farming near Glyndon, MN since 1971. He also serves on the board of directors for Midwest Agri-Commodities Company, United Sugars Corporation, and Minn-Dak Yeast Company.

         JACK LACEY has been a director since 1993. Mr. Lacey has been farming with his wife, Sharon, near Wendell, MN since 1963. He is also on the board of directors for Midwest Agri-Commodities Company and the American Sugarbeet Growers Association in Washington, DC.

         JERRY MEYER has been a director since 1994. Mr. Meyer has been farming near Fairmount, ND since 1958. He also services on the board of directors for Minn-Dak Yeast Company.

         ED MOEN has been a director since 1989 and is currently serving as board treasurer. Mr. Moen has been farming near Galchutt, ND since 1945. He also serves on the board of directors for Midwest Agri-Commodities Company.

         PAUL SUMMER has been a director since 1993 and is currently serving as board secretary. Mr. Summer has been farming near Herman, MN since 1963. He also serves on the board for United Sugars Corporation.


         The Board of Directors meet monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $225.00 per meeting for regular and special board meetings, (ii) the greater (a) $112.50 for any day in which directors partake in activities on the Company's behalf for under five hours or (b) $225.00 for any day in which directors partake in activities on the Company's behalf for five hours or more. The Chairman of the Board of Directors also receives a flat $200.00 per month.

EXECUTIVE OFFICERS

         The table below lists the principal officers of the Company, none of whom owns any common or preferred shares. The president and chief executive officer, executive vice president and chief financial officer, vice president agriculture, vice president engineering, and vice president operations are elected annually by the Board of Directors to serve on the board. Brief biographies for each of the officers are included after the table.



Name                              Age             Position

         Larry D. Steward         58       President and Chief Executive Officer

         Steven M. Caspers        46       Executive Vice President and Chief
                                           Financial Officer

         Thomas D. Knudsen        42       Vice President, Agriculture

         John E. Groneman         60       Vice President, Engineering

         Richard K. Richter       56       Vice President, Operations

         Jerald W. Pierson        57       Personnel Director

         Jeffrey L. Carlson       41       Director of Technical Services

         John S. Nyquist          41       Purchasing Manager

         Patricia J. Estes        56       Director of Communications

         Kevin R. Shannon         42       Safety and Special Projects Director


         LARRY D. STEWARD joined the Company in December, 1990 as president and chief executive officer. Mr. Steward serves on the boards of United Sugars Corporation, and Midwest Agri-Commodities. He is chairman of the board of Minn-Dak Yeast Company, Inc. Mr. Steward is a trustee of United States Beet Sugar Association, a director on the board of the National Council of Farmer Cooperatives based in Washington, DC and a board member on the North Dakota Development Fund based in Bismarck, ND . Prior to joining the Company, Mr. Steward was midwest sales manager for Harborlite Corporation. From 1963 to 1988 Mr. Steward was employed by Great Western Sugar Company, Denver, Colorado and from 1984 to 1988 he served as its vice president. Mr. Steward holds a degree in chemistry and math from the University of Nebraska, Kearney, Nebraska.

         STEVEN M. CASPERS is a graduate of the University of North Dakota with a bachelor of science in business administration and a major in accounting. He has been employed at the Company since May 5, 1974 and is active in numerous local civic and fraternal organizations, and national, industry related boards and committees. He is president of Minn-Dak Yeast Company and services on the boards of directors of Midwest Agri-Commodities, United Sugars Corporation and ProGold, LLC.

         JOHN E. GRONEMAN is a graduate of Colorado State University with a bachelor of science in engineering. He began his experience in the sugar industry in 1960, this includes five years as a factory manager. Mr. Groneman began employment with the Company on March 1, 1974.

         THOMAS D. KNUDSEN is a graduate of North Dakota State University with a bachelor of science in horticulture and has attended the Beet Sugar Institute at Fort Collins, Colorado. He began employment with the Company on May 24, 1977.

         RICHARD R. RICHTER has completed both the beet and sugar end coursework of the Beet Sugar Institute of Fort Collins, Colorado. He began his sugar industry experience in 1958 with employment at the Company beginning in August of 1976.

         JERALD W. PIERSON is a graduate of Black Hills State University with 28 years human resources experience. He is active in numerous local civic and fraternal organizations including the Greater North Dakota Association, North Dakota Workers Compensation, and the North Dakota Job Service Employer Committee. He began his employment with the Company on March 15, 1982.

         JEFFREY L. CARLSON is a graduate of the University of Minnesota-Morris with a bachelor of arts in chemistry and the University of North Dakota with a Ph.D in physical chemistry. He began his career as a research chemist and an assistant professor in 1986. Mr. Carlson began his employment with the Company on June 4, 1990.

         JOHN S. NYQUIST attended the North Dakota State College of Science, majoring in accounting and computer programs. Mr. Nyquist began his purchasing and inventory control experience in 1975 in the Company storeroom. Mr. Nyquist is active in local civic and fraternal organizations and the National Association of Purchasing Managers. Mr. Nyquist began employment with the Company on September 15, 1975.

         PATRICIA J. ESTES is a graduate of Moorhead State University with a bachelor of science in mass communications and master of arts in liberal arts. Ms. Estes is active in local civic organizations and began her publication-communications experience in 1973. Ms. Estes began full-time employment with the Company on December 26, 1989.

         KEVIN R. SHANNON attended Taylor Institute and Vanguard Vo-Tech, majoring in instrumentation. He is active in local civic organizations. Mr. Shannon began his technical and supervisory career in 1974. His employment with the Company began on June 1, 1983. Prior to becoming the safety and special projects director in September of 1992, Mr. Shannon was the Company's tare lab supervisor.


ITEM 11. EXECUTIVE COMPENSATION

         Management employees are eligible for performance bonuses which are partially based upon on the performance of the Company and partially on achievement of certain management performance objectives. Those performance objectives are determined by the President and CEO for officers and significant other management employees of the Company, and by the Board of Directors for the President and CEO. Management employees are also eligible to participate in the Company's defined benefit retirement plan as well as its 401(k) retirement savings plan, each of which are described below.

         The Company has established a noncontributory, defined benefit retirement plan which is available to all eligible employees of the Company. The benefits of the plan are funded by periodic contributions by the Company to a retirement trust which invests the contributions and earnings from such contributions to pay benefits to employees. The plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee's compensation level. See "Executive Compensation--Qualified Benefits Table." Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. The plan also provides for the payment of certain disability and death benefits.

         The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. Effective on April 1, 1995, the Company began providing a matching contribution of 25% of each employee's first 4% of compensation that is set aside under the plan. The match increases over time until it reaches 75% of the first 4% in the year 1999. The amounts set aside by each employee and the Company vest immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. During 1996, Federal law limited employee pre-tax income contributions to $9,240 for each participating employee. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married).

         The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 1996 and the two prior fiscal years to the Company's Chief Executive Officer and Executive Vice President & CFO:


     Name and                                        Other Annual      Total
Principal Position  Year     Salary        Bonus     Compensation   Compensation
------------------  ----     ------        -----     ------------   ------------
                                                         (1)
                                                         ---

Larry Steward       1996     $178,017     $ 48,900     $ 15,111     $242,028
  President & CEO   1995     $169,802     $ 30,000     $ 37,741     $237,543
                    1994     $155,393     $ 27,500     $ 14,454     $197,347

Steven Caspers      1996     $111,365     $ 24,000     $ 19,562     $154,927
  EVP & CFO         1995     $104,406     $ 22,000     $ 22,570     $148,976
                    1994     $ 94,104         $-0-     $  6,374     $100,478

-----------------------------

1) In addition to the salary and bonus described above, Mr. Steward and Mr. Caspers are provided with "Other Annual Compensation," which includes the value of the excess life insurance cost, individual LTD plan, Company match of the 401(k) plan and sold vacation. In fiscal 1996, the company adopted a new policy where Supervisory, Professional and Management employees are required on or before their anniversary date in 1997, to attain and maintain their vacation and floating holiday hour combined balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.

         The Company has entered into an employment agreement with Mr. Steward which establishes his salary and benefits as an employee of the Company. The agreement may terminate on sixty days written notice by either party for any reason. Mr. Steward has been employed by the Company for six years and, therefore, would be affected by the table limits on the qualified benefits table below.

         In 1992, the Company undertook a compensation review study to determine that its employees' compensation was commensurate with responsibilities of the various Company positions, and that the compensation was equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company's geographic region. The compensation review study was performed by a national compensation consultant called Hay Management Consultants. This study was made of all management employees, including Mr. Steward, and non-union employees. As of August 31, 1996 all employees' wages had been adjusted to levels consistent with the Hay Management Consultants findings and recommendations.

QUALIFIED BENEFITS TABLE

         The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

                                            Years of Service
                    ------------------------------------------------------------
        Pension         15           20           25           30           35
     Compensation       --           --           --           --           --
     ------------
       $125,000     $ 28,065     $ 37,420     $ 46,775     $ 56,130     $ 65,485
       $150,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $175,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $200,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $225,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $250,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $275,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $300,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $325,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $350,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485
       $375,000     $ 34,065     $ 45,420     $ 56,775     $ 68,130     $ 79,485

         The two executive officers named in the Summary Compensation Table have years of service under the plan as follows: Mr. Steward has served for 6 years; Mr. Caspers has served for 22 years.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information with respect to the ownership of preferred shares as of November 21, 1996, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company's knowledge, as of November 21, 1996, no person owned beneficially more than 5% of the Company's outstanding preferred shares and none of the prinicipal officers listed below owned any such shares.



     Name       Position with Company     Number of Shares     Percent of Shares
     ----       ---------------------     ----------------     -----------------

Robert Breuer          Director                  160             less than 1%

Lawrence Deal          Director                  156             less than 1%

Michael Hasbargen      Director                  346             less than 1%

John Hought            Director                  260             less than 1%

Victor Krabbenhoft     Director                  200             less than 1%

Jack Lacey (1)         Director                  250             less than 1%

Jerry Meyer            Director                  436             less than 1%

Ed Moen                Director                  180             less than 1%

Paul Summer (2)        Director                  195             less than 1%

All Directors                                   2183                3.73%

------------

(1)      Mr. Lacey's shares are grown under the name of Jack Lacey Company.

(2)      Mr. Summer's shares are grown under the name of P V Unlimited Corp.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each of the Company's directors is also a sugar beet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugar beets to the Company and receives payments for those sugar beets. Such payments for sugar beets often exceed $60,000. However, such payments are received by the directors or the entities they represent on exactly the same basis as payments are received by other members of the Company for the delivery of their sugar beets. Except for the sugar beet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

         None

REPORTS ON FORM 8-K

         The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 1996.

EXHIBITS

Index
-----
          3(i)  Articles of Amendment to the Articles of Incorporation of Minn-
                Dak Farmers Cooperative
         *3(ii) Articles of Incorporation of Minn-Dak Farmers Cooperative
          3(ii) Amended Bylaws of Minn-Dak Farmers Cooperative
         10(a)  Growers' Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)
        *10(b)  Uniform  Member Marketing Agreement by and between United Sugars
                Corporation and Minn-Dak Farmers Cooperative
         10(c)  Supplement to Uniform Member Marketing Agreement by and between
                United Sugars Corporation and Minn-Dak Farmers Cooperative
        *10(d)  Capitalization Agreement by and among Southern Minnesota Beet
                Sugar Cooperative, Minn-Dak Farmers Cooperative, American
                Crystal Sugar Company, and United Sugars Corporation
        *10(e)  Memorandum of Understanding and Uniform Member Marketing
                Agreement by and between Midwest  Agri-Commodities Company and
                Minn-Dak Farmers Cooperative
        *10(f)  Molasses Purchase Contract by and between Minn-Dak Farmers
                Cooperative and Universal Foods Corporation (Confidential
                Treatment for certain sections)
        *10(g)  Yeast Purchase Contract by and between Universal Foods
                Corporation and Minn-Dak Yeast Company, Inc. (Confidential
                Treatment for certain sections)
        *10(i)  Operating Agreement of ProGold Limited Liability Company
        *10(j) ProGold Limited Liability Company Member Control Agreement *10(k) Agreement for Electrical Service
         10(l)  Agreements for Coal Supply, Transportation, and Oiling Service
                (Confidential  Treatment  Requested as to certain provisions.)
        *10(m)  Minn-Dak Farmers Cooperative Pension Plan
        *10(n)  Larry D. Steward Employment Agreement
        *10(o)  Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for
                certain sections)
         12     Statement re Computation of Ratio of Net Proceeds to Fixed
                Charges
        *21     Subsidiaries of the Registrant
         23     Consent of Independent Auditors
         27     Financial Data Schedule
---------------------------

         * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                           MINN-DAK FARMERS COOPERATIVE


                           BY /S/ Larry D. Steward
                              ---------------------------------
                              LARRY D. STEWARD, PRESIDENT AND
                              CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DUTIES INDICATED.

SIGNATURE                     TITLE                     REPORT DATE
----------                    -----                     -----------

/s/ Larry D. Steward                                    November 21, 1996
------------------------      President and             ------------------------
Larry D. Steward              Chief Executive Officer

/s/ Steven M. Caspers                                   November 21, 1996
------------------------      Vice President - Finance  ------------------------
Steven M. Caspers

/s/ Allen E. Larson                                     November 21, 1996
------------------------      Controller                ------------------------
Allen E. Larson

/s/ Robert Breuer                                       November 21, 1996
------------------------      Director                  ------------------------
Robert Breuer

/s/ Victor Krabbenhoft                                  November 21, 1996
------------------------      Director                  ------------------------
Victor Krabbenhoft

/s/ Lawrence Deal                                       November 21, 1996
------------------------      Director                  ------------------------
Lawrence Deal

/s/ Edward Meon, Jr.                                    November 21, 1996
------------------------      Director                  ------------------------
Edward Meon, Jr.

/s/ Mike Hasbargen                                      November 21, 1996
------------------------      Director                  ------------------------
Mike Hasbargen

/s/ John Hought                                         November 21, 1996
------------------------      Director                  ------------------------
John Hought

/s/ Jack Lacey                                          November 21, 1996
------------------------      Director                  ------------------------
Jack Lacey

/s/ Jerry Meyer                                         November 21, 1996
------------------------      Director                  ------------------------
Jerry Meyer

/s/ Paul Summer                                         November 21, 1996
------------------------      Director                  ------------------------
Paul Summer