Form 10-Q
period 1996-11-30
MINN DAK FARMERS COOPERATIVE
filed 1997-01-10
CIK 948218

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE

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

                  YES __X__                    NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
               Class of Common Stock                     January 8, 1997
                   $250 Par Value                             481

================================================================================



PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                               November 30, 1996
                                                               November 30, 1995
                                                              ------------------
                                                                1996      1995
                                                              --------  --------

REVENUE:
      From sales of sugar, by-products, yeast
        and resale commodities, net of discounts             $ 48,662   $ 37,361
      Other income                                               (283)        18
                                                             --------   --------
                                                               48,379     37,379
                                                             --------   --------

EXPENSES:
      Production costs of sugar, by-products,
        yeast and resale commodities sold                       9,900      9,112
      Marketing (includes freight and storage)                  5,829      5,802
      General and administrative                                1,130        942
      Interest                                                  1,186        773
      (Gain) loss on disposition of property and equipment         97         10
                                                             --------   --------
                                                               18,142     16,639
                                                             --------   --------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $ 30,237   $ 20,740
                                                             ========   ========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business       $    (89)  $    139
                Patronage income                                4,895         70
                                                             --------   --------
                     Net income                                 4,806        209

           Unit retention capital                                 528        501
                                                             --------   --------
                Net credit to members' investment               5,334        710

      Payments to members for sugarbeets, net of unit
       retention capital                                       24,903     20,030
                                                             --------   --------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $ 30,237   $ 20,740
                                                             ========   ========

See Notes to Consolidated Financial Statements.




                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)


                                                                 November 30, 1996   August 31, 1996
ASSETS                                                              (Unaudited)         (Audited)
                                                                 -----------------   ---------------
CURRENT ASSETS:
     Cash                                                             $     134         $     853
                                                                      ---------         ---------

     Receivables:
        Trade accounts                                                   11,886            10,294
        Growers                                                             493             2,840
                                                                      ---------         ---------
                                                                         12,379            13,134
                                                                      ---------         ---------

     Advances to affiliate                                                  881               780
                                                                      ---------         ---------

     Inventories:
        Refined sugar, pulp and molasses to be sold
          on a pooled basis                                              28,002             7,749
        Nonmember refined sugar                                             138               468
        Yeast                                                               113               109
        Materials and supplies                                            4,045             4,027
        Beet Inventory                                                   43,996                --
        Other                                                                98                98
                                                                      ---------         ---------
                                                                         76,391            12,450
                                                                      ---------         ---------

     Deferred charges                                                       353             1,119
                                                                      ---------         ---------

     Prepaid expenses                                                     1,877             1,789
                                                                      ---------         ---------

     Property and equipment available for sale                              789               789
                                                                      ---------         ---------

            Total current assets                                         92,805            30,916
                                                                      ---------         ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                          11,956            11,956
     Buildings                                                           22,209            22,254
     Factory equipment                                                   71,176            72,463
     Other equipment                                                      2,183             2,201
     Construction in progress                                            27,723            22,352
                                                                      ---------         ---------
                                                                        135,248           131,226
        Less accumulated depreciation                                   (48,222)          (48,551)
                                                                      ---------         ---------
                                                                         87,026            82,675
                                                                      ---------         ---------
OTHER ASSETS:
     Investments restricted for capital lease projects                    5,095             7,514
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                     12,951            12,663
     Deferred income taxes                                                3,450             3,450
     Other                                                                  671             1,052
                                                                      ---------         ---------
                                                                         22,167            24,679
                                                                      ---------         ---------

See Notes to Consolidated Financial Statements                        $ 201,998         $ 138,270
                                                                      =========         =========


                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                   November 30, 1996       August 31, 1996
                                                                      (Unaudited)             (Audited)
                                                                   -----------------       ---------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                          $ 32,330                $      0
                                                                        --------                --------

      Current portion of long-term debt                                    2,513                   2,513
                                                                        --------                --------

      Accounts payable:
           Trade                                                           1,884                   6,623
           Growers                                                        37,965                   6,064
                                                                        --------                --------
                                                                          39,849                  12,686
                                                                        --------                --------

      Advances from affiliate                                              1,384                   1,202
                                                                        --------                --------

      Accrued liabilities                                                  2,348                   2,669
                                                                        --------                --------

                Total current liabilities                                 78,424                  19,070

LONG-TERM DEBT, NET OF CURRENT PORTION                                    47,807                  48,810

OBLIGATION UNDER CAPITAL LEASE                                            12,000                  12,000

OTHER                                                                        728                     728

COMMITTMENTS AND CONTINGENCIES                                                 0                       0
                                                                        --------                --------

                Total liabilities                                        138,959                  80,609
                                                                        --------                --------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                    381                     337
                                                                        --------                --------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             58,525 shares issued and outstanding at August 31, 1996
             and 58,525 at November 30, 1996                               6,145                   6,145
           Class B - 100,000 shares authorized, $75 par value;
             58,525 shares issued and outstanding at August 31, 1996
             and 58,525 at November 30, 1996                               4,389                   4,389
           Class C - 100,000 shares authorized, $76 par value;
             58,525 shares issued and outstanding at August 31, 1996
             and 58,525 at November 30, 1996                               4,448                   4,448
                                                                        --------                --------
                                                                          14,982                  14,982
      Common stock, 600 shares authorized on November 30, 1996
        and 600 shares authorized on August 31, 1996, $250 par value;
        issued and outstanding, 481 shares at November 30, 1996
        and 481 shares at August 31, 1996                                    120                     120
      Paid in capital in excess of par value                              10,296                  10,296
      Unit retention capital                                               6,791                   6,262
      Qualified allocated patronage                                        3,720                   3,720
      Nonqualified allocated patronage                                    26,470                  21,575
      Retained earnings (deficit)                                            278                     367
                                                                        --------                --------
                                                                          62,658                  57,324
                                                                        --------                --------

See Notes to Consolidated Financial Statements                          $201,998                $138,270
                                                                        ========                ========



                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                  November 30, 1996
                                                                                  November 30, 1995
                                                                      ---------------------------------------
                                                                             1996                 1995
                                                                      -------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                              $  4,806             $    209
      Add (deduct) noncash items:
           Depreciation and amortization                                        977                  715
           Equipment disposals - loss                                            97                   10
           Net loss allocated from unconsolidated marketing subsidiaries        (89)                   0
           Noncash portion of patronage capital credits                          (1)                   0
           Retention of nonqualified unit retains                               528                  501
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                654                2,652
                Inventory and prepaid expenses                              (63,993)             (38,818)
                Deferred charges                                                766                  587
                Other assets                                                    381                    0
                Accounts payable, advances, and accrued liabilities          29,533               27,411
                                                                           --------             --------
                     NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES    (26,342)              (6,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                  0                    2
      Capital expenditures                                                   (2,952)              (2,956)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                          (288)              (1,723)
      Minority interest in equity of subsidiaries                                44                   33
                                                                           --------             --------
                     NET CASH USED IN INVESTING ACTIVITIES                   (3,196)              (4,644)
                                                                           --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                          32,330               14,793
      Payment of long-term debt                                              (1,003)              (1,036)
      Payment of unit retains and allocated patronage                        (2,508)              (2,493)
      Issuance of long-term debt                                                  0                    0
      Sale and repurchase of common stock, net                                    0                    0
      Issuance of stock                                                           1                    0
      Issuance of long term tax-exempt bonds                                      0                    0
                                                                           --------             --------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES               28,819               11,264
                                                                           --------             --------

NET INCREASE (DECREASE) IN CASH                                                (720)                (113)

CASH, BEGINNING OF YEAR                                                         853                  287
                                                                           --------             --------

CASH, END OF QUARTER                                                       $    134             $    174
                                                                           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                        $    932             $    689
                                                                           ========             ========

           Income taxes, net of refunds                                    $    245             $     21
                                                                           ========             ========

See Notes to Consolidated Financial Statements



                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended November 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1996. The results of operations for the three months ended November 30, 1996, are not necessarily indicative of the results for the entire fiscal year ending August 31, 1997.

2. In August 1996, the company declared a revolvement of the remaining 1988 crop and 35% of the 1989 crop per unit retains and allocated patronage. That amount, $2,508,453, was paid to the stockholders on October 18, 1996.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended November 30, 1996 (the first quarter of the Company's 1996-1997 fiscal year) and 1995 (the first quarter of the Company's 1995-1996 fiscal year). The Company's fiscal year runs from September 1 to August 31.

RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
Revenue for the three months ended November 30, 1996 increased $11.3 million from the 1995 period, an increase of 29.4%. Revenue from sales of finished goods decreased $3.2 million, while the change in finished goods inventory increased by $14.5 million. Revenue from sugar sales decreased 11.7%, reflecting a 16.9% decrease in sales volume, offset by a 6.3% increase in average selling price. The decreased sales volume is a result of a lack of sufficient product to sell at the start of the Company's fiscal year due to the low prior year ending sugar inventories. This lack of sugar inventory was due to overestimating production of sugar for the year ended August 31, 1996 and from out-of-condition sugar in public warehouses used by the Company's marketing subsidiary, United Sugars Corporation, and is not expected to continue each year. While there can be no assurance that the Company's estimates will be accurate, the increase in average net selling price for sugar of 6.3% is expected to continue, and the Company is projecting the average net selling price for sugar to increase approximately 6% for the fiscal year. The increase is expected to be due mostly to price/customer mix changes.

Revenue from pulp sales decreased 3.9%, reflecting a decrease of 17.2% in volume, offset by an increase of 16% in average selling price. The decrease in volume is attributable to the shipping plan established for fiscal year 1997, which calls for very few shipments in the first five months of the fiscal year to one of the Company's major markets. While there can be no assurance that the Company's estimates will be accurate, the increase in average selling price for pulp is expected to continue, and the Company is projecting the average net selling price for pulp to increase approximately 11% for the fiscal year. Revenue from beet molasses increased 6.8%, reflecting a 3.0% increase in volume and a 3.6% increase in selling price. While there can be no assurance that the Company's estimates will be accurate, the Company is projecting the average net selling price for beet molasses to increase approximately 14% for the fiscal year.

Revenue from yeast sales increased 3.0%, reflecting an increase of 2.5% in volume.

The other contributing factor to the change in revenues stems from the increase or decrease in finished goods inventories. The increase in the value of all finished goods inventories for the three months ended November 30, 1996 amounted to $20.3 million, or $14.5 million more than the increase in the value of the November 30, 1995 inventories. The majority of the $14.5 million increase is in the area of sugar inventory, and is mainly due to the difference in the amount of beginning inventory in fiscal year 1996-1997 versus fiscal year 1995-1996. Fiscal year 1995-1996's beginning inventory was unusually high due to government imposed marketing allocations, which didn't allow the Company to sell the sugar production down to normal levels by fiscal year end 1994-1995. With the removal of the government marketing allocations starting October 1, 1995 the Company returned to more normal marketing patterns. This, in turn, meant fiscal year 1996-1997 beginning inventories were at more traditional levels.

Depreciation and Interest expenses for fiscal year 1996-1997 are expected to be higher than fiscal year 1995-1996 due to more fixed asset purchases and more long term debt, both associated with the Company's plant expansion plan activities (see the Liquidity and Capital Resources section). Depreciation expense is expected to increase approximately $1.0 million to $1.5 million, while Interest expense is expected to increase approximately $1.5 million to $2.0 million.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, for the period ended November 30, 1996 increased $4.9 million from the 1995 period. For fiscal year 1996-1997 the Company is projecting a payment to growers for sugarbeets of $69.5 million, or $15.1 million more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 18.61%, (ii) a total sugarbeet crop of 1,506,646 tons and (iii) the Company's projected selling price for its sugar. The projected increase is the result of higher selling prices for all products, and greater production of products as a result of increased tons of beets harvested and increased quality of the beets delivered (higher sugar content).

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the Bank in 1996 of $35.0 million and anticipates a short-term line of credit with the Bank in 1997 of $50.0 million.

The various loan agreements between the Bank and the Company obligate the Company to maintain or achieve certain amounts of working capital and certain financial ratios, as well as imposing other restrictions. As of November 30, 1996 the Company was in compliance with its loan agreements with the bank.

Working capital as of November 30, 1996 totals $14.4 million, an increase of $2.6 million for the three months ended 11-30-96. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The targeted working capital for 8-31-97 is approximately $7.0 million dollars and, in the Company's opinion, is the most accurate expectation.

The primary factor for the changes in the Company's financial condition for the three months ended November 30, 1996 was due to the commencement of the 1996/1997 sugarbeet processing season. The cash used to provide for operations of $26.3 million and from investing activities of $3.2 million was funded through cash flow financing activities and a reduction in cash. The net cash provided through financing activities was primarily provided through proceeds from the issuance of short term debt of $32.3 million, less repayment of long term debt of $1.0 million and payment of remaining 1988 crop and 35% of 1989 crop unit retains and allocated patronage of $2.5 million.

Capital expenditures for the three months ended November 30, 1996 totaled $3.0 million. Capital expenditures for fiscal year 1997 are currently estimated at $35.9 million, $33.9 million resulting from the Company's decision to expand capacity and improving operating efficiencies.

These capital expenditures are a continuation of the strategy to improve operating efficiencies and the Company's announced plan to expand the capacity of its manufacturing and agricultural receiving facilities. The funds necessary to finance the Company's expansion plan, environmental and general capital expenditures for the prior, current and next fiscal year, which is estimated to total $86.2 million, will be derived from the sale of its common and preferred stock (net of stock offering costs of $0.1 million) totaling $37.3 million and the balance, or $50.0 million, from long-term debt secured from the St. Paul Bank for Cooperatives and/or through the use of a lease (through Richland County, North Dakota) financed by the issuance of solid waste disposal revenue and industrial development revenue bonds. As of the date of this filing, the expansion plan was on schedule and projected to be within budget.

The company anticipates that the funds necessary for compliance with the Bank's working capital requirements and future capital expenditures will be derived from the net proceeds of a stock offering that was completed in 1996, Company depreciation, unit retains, non-patronage income, and long-term borrowing. Those costs not covered through the stock offering will be funded through a long term debt agreement, with the Bank who is the principal lender. The long term debt created by this expansion will be repaid with funds generated through depreciation, income tax savings, and reduced costs per cwt of production. (Depreciation expense is a non-cash expense that under the Company's accounting procedures reduces the amounts available for payments to the Company's members. The resources represented by such non-cash expenses are available as a source of working capital for the Company, which may be used for payment of long term debt.) In fiscal 1996, the company was able to secure a lease from Richland County, North Dakota funded by low interest, fifteen year tax exempt solid waste disposal bonds in the amount of $12.0 million with zero principle amortization for the first three years, and $1.0 million per year of principle amortization for the next 12 years. These bonds were required to be secured by a Letter of Credit from a non-government agency bank (Norwest Bank North Dakota) who in turn was secured by a Letter of Credit from the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibit 27 - Financial Data Schedule


================================================================================




                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MINN-DAK FARMERS COOPERATIVE
                                                  (Registrant)


Date:    January 10, 1997                 /s/ LARRY D. STEWARD
       --------------------               -----------------------------------
                                          Larry D. Steward
                                          President and Chief Executive Officer


Date:    January 10, 1997                 /s/ STEVEN M. CASPERS
       --------------------               -----------------------------------
                                          Steven M. Caspers
                                          Executive Vice President, and
                                          Chief Financial Officer