Form 10-K/A
period 1996-08-31
MINN DAK FARMERS COOPERATIVE
filed 1997-03-07
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 1996


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






                                  EXPLANATION

         This Amendment No. 1 to the Annual Report on Form 10-K of Minn-Dak Farmers Cooperative (the "Company") for the fiscal year ended August 31, 1996 (the "1996 Form 10-K") is being made to disclose material terms of Coal Supply and Transportation Agreements to which the Company is a party, and to make corrections and revisions to certain of the redacted exhibits that are attached to the 1996 Form 10-K.


                                    PART I.

ITEM 1.    BUSINESS

         The following text should be added on page 10 of the original filing, before the heading "Company Districts":


         COAL SUPPLY AND TRANSPORTATION AGREEMENTS

                  Minn-Dak uses large quantities of energy in its operations, principally for heating the cossettes, evaporating water from juices containing sugar, drying wet beet pulp and generating electrical power. The Company's factory burns coal as its primary source of energy. The Company presently obtains all of its coal from Montana pursuant to an exclusive Coal Supply Agreement dated August 14, 1995 with Kennecott Energy Company and Spring Creek Coal Company. This coal is transported from Montana to the Company's factory under an exclusive Coal Transportation Agreement dated August 14, 1995 with Northern Coal Transportation Company. The Coal Transportation Agreement will fulfill all of the Company's coal requirements. By their terms, each of these Agreements expires on July 31, 2005.



                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

         None

REPORTS ON FORM 8-K

         The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 1996.

EXHIBITS


Index
-----
         #3(i)  Articles of Amendment to the Articles of Incorporation of Minn-
                Dak Farmers Cooperative
         *3(ii) Articles of Incorporation of Minn-Dak Farmers Cooperative
         #3(ii) Amended Bylaws of Minn-Dak Farmers Cooperative
        #10(a)  Growers' Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)
        *10(b)  Uniform  Member Marketing Agreement by and between United Sugars
                Corporation and Minn-Dak Farmers Cooperative
        #10(c)  Supplement to Uniform Member Marketing Agreement by and between
                United Sugars Corporation and Minn-Dak Farmers Cooperative
        *10(d)  Capitalization Agreement by and among Southern Minnesota Beet
                Sugar Cooperative, Minn-Dak Farmers Cooperative, American
                Crystal Sugar Company, and United Sugars Corporation
        *10(e)  Memorandum of Understanding and Uniform Member Marketing
                Agreement by and between Midwest  Agri-Commodities Company and
                Minn-Dak Farmers Cooperative
        *10(f)  Molasses Purchase Contract by and between Minn-Dak Farmers
                Cooperative and Universal Foods Corporation (Confidential
                Treatment for certain sections)
        *10(g)  Yeast Purchase Contract by and between Universal Foods
                Corporation and Minn-Dak Yeast Company, Inc. (Confidential
                Treatment for certain sections)
        *10(i)  Operating Agreement of ProGold Limited Liability Company
        *10(j) ProGold Limited Liability Company Member Control Agreement *10(k) Agreement for Electrical Service
         10(l)  Agreements for Coal Supply, Transportation, and Oiling Service
                (Confidential  Treatment  Requested as to certain provisions.)
        *10(m)  Minn-Dak Farmers Cooperative Pension Plan
        *10(n)  Larry D. Steward Employment Agreement
        *10(o)  Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for
                certain sections)
        #12     Statement re Computation of Ratio of Net Proceeds to Fixed
                Charges
        *21     Subsidiaries of the Registrant
        #23     Consent of Independent Auditors
        #27     Financial Data Schedule
---------------------------


         * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.


         # Previously filed.



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

SIGNATURE                     TITLE                     REPORT DATE
----------                    -----                     -----------


/s/ Larry D. Steward                                    March 6, 1997
------------------------      President and             ------------------------
Larry D. Steward              Chief Executive Officer

/s/ Steven M. Caspers                                   March 6, 1997
------------------------      Vice President - Finance  ------------------------
Steven M. Caspers

/s/ Allen E. Larson                                     March 6, 1997
------------------------      Controller                ------------------------
Allen E. Larson

/s/ Robert Breuer                                       March 6, 1997
------------------------      Director                  ------------------------
Robert Breuer

/s/ Victor Krabbenhoft                                  March 6, 1997
------------------------      Director                  ------------------------
Victor Krabbenhoft

/s/ Lawrence Deal                                       March 6, 1997
------------------------      Director                  ------------------------
Lawrence Deal

/s/ Edward Meon, Jr.                                    March 6, 1997
------------------------      Director                  ------------------------
Edward Meon, Jr.

/s/ Mike Hasbargen                                      March 6, 1997
------------------------      Director                  ------------------------
Mike Hasbargen

/s/ John Hought                                         March 6, 1997
------------------------      Director                  ------------------------
John Hought

/s/ Jack Lacey                                          March 6, 1997
------------------------      Director                  ------------------------
Jack Lacey

/s/ Jerry Meyer                                         March 6, 1997
------------------------      Director                  ------------------------
Jerry Meyer

/s/ Paul Summer                                         March 6, 1997
------------------------      Director                  ------------------------
Paul Summer