Form 10-Q
period 1997-02-28
MINN DAK FARMERS COOPERATIVE
filed 1997-04-11
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1997

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

                  YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
             Class of Common Stock               April 9, 1997
              $250 Par Value                           482




PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                FEBRUARY 28, 1997       FEBRUARY 28, 1997
                                                                FEBRUARY 29, 1996       FEBRUARY 29, 1996
                                                             ----------------------    ----------------------
                                                                1997         1996        1997         1996
                                                             ---------    ---------    ---------    ---------
REVENUE:
      From sales of sugar, by-products, yeast
        and resale commodities, net of discounts             $  52,893    $  51,118    $ 101,555    $  88,479
      Other income                                                (211)         (50)        (494)         (32)
                                                             ---------    ---------    ---------    ---------
                                                                52,683       51,068      101,062       88,447
                                                             ---------    ---------    ---------    ---------

EXPENSES:
      Production costs of sugar, by-products,
        yeast and resale commodities sold                       10,112       10,172       20,012       19,284
      Marketing (includes freight and storage)                   5,064        4,893       10,893       10,695
      General and administrative                                 1,123        1,188        2,253        2,130
      Interest                                                   1,428        1,041        2,614        1,814
      (Gain) loss on disposition of property and equipment           4            0          101           10
                                                             ---------    ---------    ---------    ---------
                                                                17,731       17,294       35,873       33,933
                                                             ---------    ---------    ---------    ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $  34,952    $  33,774    $  65,189    $  54,514
                                                             =========    =========    =========    =========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business       $    (488)   $     240    $    (577)   $     379
                Patronage income                                 6,576       10,456       11,471       10,526
                                                             ---------    ---------    ---------    ---------
                     Net income                                  6,088       10,696       10,894       10,905

           Unit retention capital                                  225          228          753          729
                                                             ---------    ---------    ---------    ---------
                Net credit to members' investment                6,313       10,924       11,647       11,634

      Payments to members for sugarbeets, net of unit
       retention capital                                        28,639       22,850       53,542       42,880
                                                             ---------    ---------    ---------    ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $  34,952    $  33,774    $  65,189    $  54,514
                                                             =========    =========    =========    =========



See Notes to Consolidated Financial Statements.




                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)
                                                                   FEBRUARY 28,  AUGUST 31,
                                                                       1997        1996
ASSETS                                                              (UNAUDITED)  (AUDITED)
                                                                    ---------    ---------

CURRENT ASSETS:
     Cash                                                           $     (81)   $     853
                                                                    ---------    ---------

     Receivables:
        Trade accounts                                                 12,033       10,294
        Growers                                                             1        2,840
                                                                    ---------    ---------
                                                                       12,035       13,134
                                                                    ---------    ---------

     Advances to affiliate                                              2,008          780
                                                                    ---------    ---------

     Inventories:
        Refined sugar, pulp and molasses to be sold
          on a pooled basis                                            52,202        7,749
        Nonmember refined sugar                                            65          468
        Yeast                                                             110          109
        Materials and supplies                                          3,862        4,027
        Beet Inventory                                                 15,132          -
        Other                                                              98           98
                                                                    ---------    ---------
                                                                       71,469       12,450
                                                                    ---------    ---------

     Deferred charges                                                     590        1,119
                                                                    ---------    ---------

     Prepaid expenses                                                   2,845        1,789
                                                                    ---------    ---------

     Property and equipment available for sale                            789          789
                                                                    ---------    ---------

            Total current assets                                       89,655       30,916
                                                                    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                        13,975       11,956
     Buildings                                                         25,926       22,254
     Factory equipment                                                 77,178       72,463
     Other equipment                                                    2,743        2,201
     Construction in progress                                          19,265       22,352
                                                                    ---------    ---------
                                                                      139,086      131,226
        Less accumulated depreciation                                 (49,308)     (48,551)
                                                                    ---------    ---------
                                                                       89,778       82,675
                                                                    ---------    ---------
OTHER ASSETS:
     Investments restricted for capital lease projects                  5,048        7,514
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                   12,907       12,663
     Deferred income taxes                                              3,450        3,450
     Other                                                                770        1,052
                                                                    ---------    ---------
                                                                       22,174       24,679
                                                                    ---------    ---------

See Notes to Consolidated Financial Statements                      $ 201,607    $ 138,270
                                                                    =========    =========




                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                FEBRUARY 28,  AUGUST 31,
                                                                                    1997        1996
LIABILITIES AND MEMBERS' INVESTMENT                                             (UNAUDITED)  (AUDITED)
                                                                                 ---------    ---------
CURRENT LIABILITIES:
      Short-term notes payable                                                   $  45,761    $       0
                                                                                 ---------    ---------

      Current portion of long-term debt                                              2,513        2,513
                                                                                 ---------    ---------

      Accounts payable:
           Trade                                                                    (1,792)       6,623
           Growers                                                                  20,800        6,064
                                                                                 ---------    ---------
                                                                                    19,008       12,686
                                                                                 ---------    ---------

      Advances from affiliate                                                        1,199        1,202
                                                                                 ---------    ---------

      Accrued liabilities                                                            2,770        2,669
                                                                                 ---------    ---------

                Total current liabilities                                           71,251       19,070

LONG-TERM DEBT, NET OF CURRENT PORTION                                              32,804       48,810

OBLIGATION UNDER CAPITAL LEASE                                                      12,000       12,000

OTHER                                                                                  728          728

COMMITTMENTS AND CONTINGENCIES                                                           0            0
                                                                                 ---------    ---------

                Total liabilities                                                  116,783       80,609
                                                                                 ---------    ---------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                              399          337
                                                                                 ---------    ---------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value; 58,525 shares issued and outstanding at August 31, 1996
             and 66,967 at February 28, 1997                                         7,032        6,145
           Class B - 100,000 shares authorized, $75 par value;
             58,525 shares issued and outstanding at August 31, 1996
             and 66,967 at February 28, 1997                                         5,023        4,389
           Class C - 100,000 shares authorized, $76 par value;
             58,525 shares issued and outstanding at August 31, 1996
             and 66,967 at February 28, 1997                                         5,089        4,448
                                                                                 ---------    ---------
                                                                                    17,144       14,982
      Common stock, 600 shares authorized on February 28, 1997 and 600 shares authorized on August 31, 1996, $250 par value; issued and outstanding,
        483 shares at February 28, 1997
        and 481 shares at August 31, 1996                                              121          120
      Paid in capital in excess of par value                                        23,753       10,296
      Unit retention capital                                                         6,982        6,262
      Qualified allocated patronage                                                  3,702        3,720
      Nonqualified allocated patronage                                              32,934       21,575
      Retained earnings (deficit)                                                     (210)         367
                                                                                 ---------    ---------
                                                                                    84,425       57,324
                                                                                 ---------    ---------

                                                                                 $ 201,607    $ 138,270
                                                                                 =========    =========



See Notes to Consolidated Financial Statements.




                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                             FEBRUARY 28, 1997
                                                                             FEBRUARY 29, 1996
                                                                           --------------------
                                                                             1997        1996
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                              $ 10,894    $ 10,905
      Add (deduct) noncash items:
           Depreciation and amortization                                      2,125       1,449
           Equipment disposals - loss                                           101          10
           Net loss allocated from unconsolidated marketing subsidiaries       (209)
           Noncash portion of patronage capital credits                        (237)
           Retention of nonqualified unit retains                               753         730
           Changes in operating assets and liabilities:
                Accounts receivable and advances                               (129)      1,477
                Inventory and prepaid expenses                              (60,075)    (38,200)
                Deferred charges                                                529         360
                Other assets                                                    282        (404)
                Accounts payable, advances, and accrued liabilities           9,454      10,730
                                                                           --------    --------
                     NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES    (36,512)    (12,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                  1           3
      Capital expenditures                                                   (6,748)     (7,322)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                          (244)     (3,670)
      Minority interest in equity of subsidiaries                                62          95
                                                                           --------    --------
                     NET CASH USED IN INVESTING ACTIVITIES                   (6,928)    (10,894)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                          45,761      16,660
      Payment of long-term debt                                             (16,006)     (4,540)
      Payment of unit retains and allocated patronage                        (2,870)     (2,493)
      Issuance of long-term debt                                                  0       2,000
      Sale and repurchase of common stock, net                                    1
      Issuance of stock                                                      15,619      12,106
      Issuance of long term tax-exempt bonds                                      0      12,000
                                                                           --------    --------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES               42,505      35,733
                                                                           --------    --------

NET INCREASE (DECREASE) IN CASH                                                (934)     11,895

CASH, BEGINNING OF YEAR                                                         853         287
                                                                           --------    --------

CASH, END OF QUARTER                                                       $    (81)   $ 12,181
                                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                        $  2,646    $  1,603
                                                                           ========    ========

           Income taxes, net of refunds                                    $     33    $     28
                                                                           ========    ========

See Notes to Consolidated Financial Statements





                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended February 28, 1997 and February 29, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1996. The results of operations for the three months ended February 28, 1997, are not necessarily indicative of the results for the entire fiscal year ending August 31, 1997.

2. In August 1996, the company declared a revolvement of the remaining 1988 crop and 35% of the 1989 crop per unit retains and allocated patronage. That amount, $2,508,453, was paid to the stockholders on October 18, 1996. In August, 1996 the company declared a revolvement of 35% of the 1995 crop allocated patronage. On January 2, 1997, that payment was made to the stockholders in the amount of $196,700.




                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended and six months ended February 28, 1997 (the second quarter of the Company's 1996-1997 fiscal year) and 1996 (the second quarter of the Company's 1995-1996 fiscal year). The Company's fiscal year runs from September 1 to August 31.


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996
Revenue for the three months ended February 28, 1997 increased $1.8 million from the 1996 period, an increase of 3.5%. Revenue from sales of finished goods decreased $0.2 million, while the change in finished goods inventory increased $2.0 million. Revenue from sugar sales increased $0.5 million, or 2.3%, reflecting a 2.8% decrease in sales volume, offset by a 5.2% increase in average net selling price. While there can be no assurance that the Company's estimates will be accurate, the increase in the average net selling price for sugar is expected to continue. The Company is projecting the average net selling price for sugar to increase approximately 6% for the fiscal year due mostly to price/customer mix changes and favorable market conditions.

Revenue from pulp sales decreased $0.2 million or 6.1%, reflecting a 9.9% decrease in sales volume, offset by a 4.2% increase in average net selling price. The decrease in volume is attributable to the shipping plan established for fiscal year 1997, which calls for very few shipments in the first five months of the fiscal year to one of the Company's major markets. While there can be no assurance that the Company's estimates will be accurate, the increase in the average net selling price for pulp is expected to continue. The Company is projecting the average net selling price for pulp to increase 11% for the fiscal year as a result of a stronger domestic market (feed prices are up), coupled with more domestic sales volume and value added sales. Revenue from molasses decreased $0.1 million or 8.6%, reflecting a 10.9% decrease in sales volume, offset by a 2.5% increase in average net selling price. The decrease in volume can be attributable to less production of molasses to sell. This is a result of a higher quality sugarbeet crop, which in turns results in less molasses production per unit of sugarbeets processed. While there can be no assurance that the Company's estimates will be accurate, the increase in average net selling price for molasses is expected to continue and will increase approximately 8% for the fiscal year.

Revenues from yeast sales decreased $0.4 million or 28%, reflecting a 34.1% decrease in sales volume, offset by a 9.3% increase in average net selling price. The reduction in sales volume is attributable to reduced production of yeast, which was due to the inability of the plant to produce quality fresh yeast. The yeast quality problem was due to the poor quality of the growth medium for the yeast - beet molasses. The problem was resolved by the end of January but actual sales were limited in January and February to approximately 50% of budget. Steps have been taken to insure this type of problem is minimized or eliminated in the future.

The other factor contributing to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of all finished goods inventories for the three months ended February 28, 1997 was $2.0 million, or 8.1% more than the increase in the value of the finished goods inventories for the prior year. The increase in the value of the finished goods inventories was mostly a result of the amount of sugar available during that period. Production of sugar was 282,000 cwt. more for the period, while the sugar sales volume change was 34,000 cwt. less, thus resulting in a greater increase in the value of sugar inventory for the three months ended.

Depreciation and Interest expenses for fiscal year 1996-1997 are expected to be higher than fiscal year 1995-1996 due to more fixed asset purchases and more long term debt, both associated with the Company's plant expansion plan activities (see the Liquidity and Capital Resources section). Depreciation expense is expected to increase approximately $1.0 million to $1.5 million, while Interest expense is expected to increase approximately $1.5 million to $2.0 million. For the three months ended February 28, 1997 depreciation expense was $0.20 million, or 29.2% higher than the same period in 1996. Interest expense was $0.39 million, or 37.2% higher than the same period in 1996.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, for the three months ended February 28, 1997 increased $5.8 million, or 25.3% from the 1996 period. For fiscal year 1996-1997 the Company is projecting a payment to growers for sugarbeets totaling $69.4 million, which is $15.1 million, or 28% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 18.61%, (ii) a total sugarbeet crop of 1,506,646 tons and (iii) the Company's projected selling price for its sugar. The projected increase is the result of higher selling prices for all products, and greater production of products as a result of increased tons of beets harvested and increased quality of the beets delivered (higher sugar content).

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1996
Revenue for the six months ended February 28, 1997 increased $13.1 million from the 1996 period, an increase of 14.8%. Revenue from sales of finished goods decreased $3.4 million, while the change in finished goods inventory increased $16.5 million. Revenue from sugar sales decreased $2.7 million, or 5.3%, reflecting a 10.5% decrease in sales volume, offset by a 5.8% increase in average net selling price. While there can be no assurance that the Company's estimates will be accurate, the increase in the average net selling price for sugar is expected to continue. The Company is projecting the average net selling price for sugar to increase approximately 6% for the fiscal year due mostly to price/customer mix changes and favorable market conditions.

Revenue from pulp sales decreased $0.2 million or 5.4%, reflecting a 12.4% decrease in sales volume, offset by an 8% increase in average net selling price. The decrease in volume is attributable to the shipping plan established for fiscal year 1997, which calls for very few shipments in the first five months of the fiscal year to one of the Company's major markets. While there can be no assurance that the Company's estimates will be accurate, the increase in the average net selling price for pulp is expected to continue. The Company is projecting the average net selling price for pulp to increase 11% for the fiscal year as a result of a stronger domestic market (feed prices are up), coupled with more domestic sales volume and value added sales. Revenue from molasses decreased $0.1 million or 2.1%, reflecting a 5% decrease in sales volume, offset by a 3% increase in average net selling price. The decrease in volume can be attributable to less production of molasses to sell. This is a result of a higher quality sugarbeet crop, which in turns results in less molasses production per unit of sugarbeets processed. While there can be no assurance that the Company's estimates will be accurate, the increase in average net selling price for molasses is expected to continue and will increase approximately 8% for the fiscal year.

Revenues from yeast sales decreased $0.4 million or 12.4%, reflecting a 16.7% decrease in sales volume, offset by a 5.1% increase in average net selling price. The reduction in sales volume is attributable to reduced production of yeast, which was due to the inability of the plant to produce quality fresh yeast. The yeast quality problem was due to the poor quality of the growth medium for the yeast - beet molasses. The problem was resolved by the end of January but actual sales were limited in January and February to approximately 50% of budget. Steps have been taken to insure this type of problem is minimized or eliminated in the future.

The other factor contributing to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of all finished goods inventories for the six months ended February 28, 1997 was $16.5 million, or 58.6% more than the increase in the value of the finished goods inventories for the prior year. The increase in the value of the finished goods inventories was mostly a result of the amount of sugar available during that period. Production of sugar was 517,000 cwt. more for the period, while the sugar sales volume change was 270,000 cwt. less, thus resulting in a greater increase in the value of sugar inventory for the six months ended.

Depreciation and Interest expenses for fiscal year 1996-1997 are expected to be higher than fiscal year 1995-1996 due to more fixed asset purchases and more long term debt, both associated with the Company's plant expansion plan activities (see the Liquidity and Capital Resources section). Depreciation expense is expected to increase approximately $1.0 million to $1.5 million, while Interest expense is expected to increase approximately $1.5 million to $2.0 million. For the six months ended February 28, 1997 depreciation expense was $0.52 million, or 38% higher than the same period in 1996. Interest expense was $0.80 million, or 44.1% higher than the same period in 1996.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, for the six months ended February 28, 1997 increased $22.9 million, or 24.9% from the 1996 period. For fiscal year 1996-1997 the Company is projecting a payment to growers for sugarbeets totaling $69.4 million, which is $15.1 million, or 28% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 18.61%, (ii) a total sugarbeet crop of 1,506,646 tons and (iii) the Company's projected selling price for its sugar. The projected increase is the result of higher selling prices for all products, and greater production of products as a result of increased tons of beets harvested and increased quality of the beets delivered (higher sugar content).

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company had a short-term line of credit with the Bank for calendar 1996 of $35.0 million and has a short-term line of credit with the Bank for calendar 1997 of $50.0 million.

The various loan agreements between the Bank and the Company obligate the Company to maintain or achieve certain amounts of working capital and certain financial ratios, as well as imposing other restrictions. As of February 28, 1997 the Company was in compliance with its loan agreements with the bank.

Working capital increased $6.6 million for the six months ended 2-28-97. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The targeted working capital for 8-31-97 is approximately $7.0 million dollars and, in the Company's opinion, is the most accurate expectation.

The primary factor for the changes in the Company's financial condition for the six months ended February 28, 1997 was due to the commencement of the 1996/1997 sugarbeet processing season. The cash used to provide for operations of $36.5 million and for investing activities of $6.9 million was funded through cash flow financing activities and a reduction in cash. The net cash provided through financing activities was primarily provided through proceeds from the issuance of short term debt of $45.8 million, repayment of long term debt of $16.0 million, payment of remaining 1988 crop and 35% of 1989 crop unit retains and allocated patronage of $2.5 million, payment of 1995 crop qualified allocated patronage of $.2 million and issuance of stock of $15.6 million

Capital expenditures for the six months ended February 28, 1997 totaled $6.7 million. Capital expenditures for fiscal year 1997 are currently estimated at $35.9 million, $33.9 million resulting from the Company's strategy of expanding capacity and improving operating efficiencies.

These capital expenditures are a continuation of the strategy to improve operating efficiencies and the Company's announced plan to expand the capacity of its manufacturing and agricultural receiving facilities. The funds necessary to finance the Company's expansion plan, environmental and general capital expenditures for the prior, current and next fiscal year, which is estimated to total $86.2 million, are expected to be derived from the sale of its common and preferred stock (net of stock offering costs of $0.1 million) totaling $37.3 million and the balance, or $50.0 million, from long-term debt secured from the St. Paul Bank for Cooperatives and/or through the use of a lease (through Richland County, North Dakota) financed by the issuance of solid waste disposal revenue and industrial development revenue bonds. As of February 28, 1997, the expansion plan was on schedule and projected to be within budget.

The company anticipates that the funds necessary for compliance with the Bank's working capital requirements and future capital expenditures will be derived from the net proceeds of a stock offering that was completed in 1996, Company depreciation, unit retains, non-patronage income, and long-term borrowing. Those costs not covered through the stock offering will be funded through a long-term debt agreement, with the Bank who is the principal lender. The long-term debt created by this expansion will be repaid with funds generated through depreciation, income tax savings, and reduced costs per cwt of production. (Depreciation expense is a non-cash expense that under the Company's accounting procedures reduces the amounts available for payments to the Company's members. The resources represented by such non-cash expenses are available as a source of working capital for the Company, which may be used for payment of long-term debt.) The strategic plan of the Company calls for the economics of scale generated by the expansion project to first be applied to the long-term debt associated with the project. The initial operational savings and working capital considerations will be used to pay off the incremental debt for the project. After the incremental long term debt has been satisfied, the Company believes that the shareholders will see the savings through operations and other working capital considerations being reflected in higher per ton beet payments, all other factors affecting the per ton payments being equal.

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


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of the shareholders which was held on December 10, 1996 a proposed change to the Cooperative's by-laws was voted upon by the shareholders. The by-law change dealt with Article XVII - MEMBERS which defines membership in the association. The change establishes specific geographical definition to areas of residency and production area, relative to the location of the association, in order to qualify as a shareholder. The by-law change proposal passed upon a vote of 188 shareholders for the change and 6 shareholders against. The Cooperative also held election of directors. Elected to three year terms by voice vote and unanimous consent were the following directors: Michael Hasbargen, district four; Jack Lacey, district five; and Paul Summer, district seven. In addition, the following directors (including current expiration date of term) continue on following the Cooperative's annual meeting: Jerry Meyer, district one (1997); Robert Breuer, district two (1998); Edward Moen, Jr., district three (1998); John Hought, district six (1997); Lawrence Deal, district eight (1997); and Victor Krabbenhoft, district nine (1998).

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
None


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MINN-DAK FARMERS COOPERATIVE
                                                          (Registrant)


Date:    April 10, 1997                  /s/ LARRY D. STEWARD
       --------------------              --------------------
                                         Larry D. Steward
                                         President and Chief Executive Officer



Date:    April 10, 1997                  /s/ STEVEN M. CASPERS
       --------------------              ---------------------
                                         Steven M. Caspers
                                         Executive Vice President, and
                                         Chief Financial Officer