Form 10-Q
period 1997-05-31
MINN DAK FARMERS COOPERATIVE
filed 1997-07-11
CIK 948218

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1997

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

                         YES __X__               NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
                Class of Common Stock            July 10, 1997
                ---------------------            --------------
                    $250 Par Value                    482

================================================================================


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                         MINN-DAK FARMERS COOPERATIVE
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   MAY 31, 1997             MAY 31, 1997
                                                                   MAY 31, 1996             MAY 31, 1996
                                                             ----------------------    ----------------------
                                                                1997         1996        1997         1996
                                                             ---------    ---------    ---------    ---------
REVENUE:
      From sales of sugar, by-products, yeast
        and resale commodities, net of discounts             $  32,076    $  21,603    $ 133,631    $ 110,082
      Other income                                                (145)         470         (638)         438
                                                             ---------    ---------    ---------    ---------
                                                                31,931       22,073      132,993      110,520
                                                             ---------    ---------    ---------    ---------

EXPENSES:
      Production costs of sugar, by-products,
        yeast and resale commodities sold                        8,260        6,916       28,272       26,200
      Marketing (includes freight and storage)                   5,198        5,225       16,092       15,920
      General and administrative                                 1,117        1,137        3,369        3,267
      Interest                                                   1,339          826        3,953        2,640
      (Gain) loss on disposition of property and equipment          38         --            138           10
                                                             ---------    ---------    ---------    ---------
                                                                15,952       14,104       51,825       48,037
                                                             ---------    ---------    ---------    ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $  15,979    $   7,969    $  81,168    $  62,483
                                                             =========    =========    =========    =========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business       $    (365)   $     385    $    (942)   $     764
                Patronage income                                 1,212       (2,423)      12,683        8,103
                                                             ---------    ---------    ---------    ---------
                     Net income                                    847       (2,038)      11,741        8,867

           Unit retention capital                                 --           --            753          729
                                                             ---------    ---------    ---------    ---------
                Net credit to members' investment                  847       (2,038)      12,494        9,596

      Payments to members for sugarbeets, net of unit
       retention capital                                        15,132       10,007       68,674       52,887
                                                             ---------    ---------    ---------    ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $  15,979    $   7,969    $  81,168    $  62,483
                                                             =========    =========    =========    =========

See Notes to Consolidated Financial Statements.



                                 MINN-DAK FARMERS COOPERATIVE
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                            ASSETS
                                        (IN THOUSANDS)

                                                                   MAY 31, 1997  AUGUST 31, 1996
ASSETS                                                             (UNAUDITED)      (AUDITED)
                                                                    ---------       ---------
CURRENT ASSETS:
     Cash                                                           $     277       $     853
                                                                    ---------       ---------

     Receivables:
        Trade accounts                                                 11,228          10,294
        Growers                                                         2,914           2,840
                                                                    ---------       ---------
                                                                       14,142          13,134
                                                                    ---------       ---------

     Advances to affiliate                                              1,893             780
                                                                    ---------       ---------

     Inventories:
        Refined sugar, pulp and molasses to be sold
          on a pooled basis                                            49,705           7,749
        Nonmember refined sugar                                            64             468
        Yeast                                                             116             109
        Materials and supplies                                          3,467           4,027
        Beet Inventory                                                      0            --
        Other                                                           1,144              98
                                                                    ---------       ---------
                                                                       54,497          12,450
                                                                    ---------       ---------

     Deferred charges                                                     848           1,119
                                                                    ---------       ---------

     Prepaid expenses                                                   1,513           1,789
                                                                    ---------       ---------

     Property and equipment available for sale                            768             789
                                                                    ---------       ---------

            Total current assets                                       73,937          30,916
                                                                    ---------       ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                        15,780          11,956
     Buildings                                                         28,342          22,254
     Factory equipment                                                 79,294          72,463
     Other equipment                                                    2,787           2,201
     Construction in progress                                          19,399          22,352
                                                                    ---------       ---------
                                                                      145,602         131,226
        Less accumulated depreciation                                 (50,391)        (48,551)
                                                                    ---------       ---------
                                                                       95,211          82,675
                                                                    ---------       ---------
OTHER ASSETS:
     Investments restricted for capital lease projects                  4,566           7,514
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                   12,612          12,663
     Deferred income taxes                                              3,450           3,450
     Other                                                                682           1,052
                                                                    ---------       ---------
                                                                       21,310          24,679
                                                                    ---------       ---------

See Notes to Consolidated Financial Statements                      $ 190,458       $ 138,270
                                                                    =========       =========




                                     MINN-DAK FARMERS COOPERATIVE
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                            (IN THOUSANDS)

                                                                          MAY 31, 1997   AUGUST 31, 1996
                                                                          (UNAUDITED)      (AUDITED)
                                                                           ---------       ---------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                             $  39,505       $       0
                                                                           ---------       ---------

      Current portion of long-term debt                                        2,513           2,513
                                                                           ---------       ---------

      Accounts payable:
           Trade                                                               2,567           6,623
           Growers                                                            13,858           6,064
                                                                           ---------       ---------
                                                                              16,425          12,686
                                                                           ---------       ---------

      Advances from affiliate                                                   (462)          1,202
                                                                           ---------       ---------

      Accrued liabilities                                                      2,235           2,669
                                                                           ---------       ---------

                Total current liabilities                                     60,216          19,070

LONG-TERM DEBT, NET OF CURRENT PORTION                                        31,801          48,810

OBLIGATION UNDER CAPITAL LEASE                                                12,000          12,000

OTHER                                                                            728             728

COMMITTMENTS AND CONTINGENCIES                                                     0               0
                                                                           ---------       ---------

                Total liabilities                                            104,745          80,609
                                                                           ---------       ---------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                        442             337
                                                                           ---------       ---------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             58,525 shares issued and outstanding at August 31, 1996
             and 66,967 at May 31, 1997                                        7,032           6,145
           Class B - 100,000 shares authorized, $75 par value;
             58,525 shares issued and outstanding at August 31, 1996
             and 66,967 at May 31, 1997                                        5,023           4,389
           Class C - 100,000 shares authorized, $76 par value;
             58,525 shares issued and outstanding at August 31, 1996
             and 66,967 at May 31, 1997                                        5,089           4,448
                                                                           ---------       ---------
                                                                              17,144          14,982
      Common stock, 600 shares authorized on May 31, 1997
        and 600 shares authorized on August 31, 1996, $250 par value;
        issued and outstanding, 482 shares at May 31, 1997
        and 481 shares at August 31, 1996                                        121             120
      Paid in capital in excess of par value                                  23,753          10,296
      Unit retention capital                                                   6,982           6,262
      Qualified allocated patronage                                            3,702           3,720
      Nonqualified allocated patronage                                        34,146          21,575
      Retained earnings (deficit)                                               (575)            367
                                                                           ---------       ---------
                                                                              85,271          57,324
                                                                           ---------       ---------

See Notes to Consolidated Financial Statements                             $ 190,458       $ 138,270
                                                                           =========       =========



                                   MINN-DAK FARMERS COOPERATIVE
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 MAY 31, 1997
                                                                                 MAY 31, 1996
                                                                            ---------------------
                                                                              1997         1996
                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                               $ 11,741     $  8,867
      Add (deduct) noncash items:
           Depreciation and amortization                                       3,367        2,194
           Equipment disposals - loss                                            138           10
           Net loss allocated from unconsolidated marketing subsidiaries
           Noncash portion of patronage capital credits                         (593)
           Retention of nonqualified unit retains                                753          730
           Changes in operating assets and liabilities:
                Accounts receivable and advances                              (2,120)      (2,097)
                Inventory and prepaid expenses                               (41,771)     (18,399)
                Deferred charges                                                 271          137
                Other assets                                                     370         (341)
                Accounts payable, advances, and accrued liabilities            4,676        8,961
                                                                            --------     --------
                     NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES     (23,168)          62

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                   5            3
      Capital expenditures                                                   (12,814)     (15,666)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                             51       (4,999)
      Minority interest in equity of subsidiaries                                105          191
                                                                            --------     --------
                     NET CASH USED IN INVESTING ACTIVITIES                   (12,653)     (20,472)
                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                           39,505       13,112
      Payment of long-term debt                                              (21,509)      (5,543)
      Payment of unit retains and allocated patronage                         (2,870)      (2,493)
      Issuance of long-term debt                                               4,500        2,000
      Sale and repurchase of common stock, net                                     0
      Issuance of stock                                                       15,619       12,105
      Issuance of long term tax-exempt bonds                                       0       12,150
                                                                            --------     --------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                35,245       31,331
                                                                            --------     --------

NET INCREASE (DECREASE) IN CASH                                                 (576)      10,922

CASH, BEGINNING OF YEAR                                                          853          287
                                                                            --------     --------

CASH, END OF QUARTER                                                        $    277     $ 11,209
                                                                            ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                         $  2,646     $  2,646
                                                                            ========     ========

           Income taxes, net of refunds                                     $     33     $     33
                                                                            ========     ========

See Notes to Consolidated Financial Statements.



                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the nine month periods ended May 31, 1997 and May 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1996. The results of operations for the nine months ended May 31, 1997, are not necessarily indicative of the results for the entire fiscal year ending August 31, 1997.

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



                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 1997 AND 1996

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended and nine months ended May 31, 1997 (the third quarter of the Company's 1996-1997 fiscal year) and 1996 (the third quarter of the Company's 1995-1996 fiscal year). The Company's fiscal year runs from September 1 to August 31.


RESULTS FROM OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1997 AND 1996

Revenue for the three months ended May 31, 1997 increased $10.5 million from the1996 period, an increase of 48.5%. Revenue from sales of finished goods increased $2.6 million, while the change in the value of finished goods inventory decreased $7.9 million less than in the prior period. Revenue from sugar sales increased $1.7 million, or 6.3%, reflecting a 0.2% decrease in sales volume, offset by a 6.5% increase in average gross selling price. The Company is projecting the average net selling price for sugar to increase approximately 6% for the fiscal year due mostly to price/customer mix changes and favorable market conditions.

Revenue from pulp (wet and dry pelleted) sales increased $1.1 million or 63.5%, reflecting a 104.1% increase in sales volume, offset by a 19.9% decrease in average gross selling price. The increase in volume is attributable to additional volume of dry pelleted pulp produced for sale and sold this period versus last, and from the additional sales of wet pulp. The Company experienced throughput problems with the beet pulp dryer for a period of time during the 1997 operating season. This resulted in the inability to dry all of the wet pulp produced from the factory operations. The wet pulp was sold immediately in order to prevent spoilage, which was done by selling to local cattle feeders. The wet pulp sells for less money than dry pelleted pulp because of lower production costs and market conditions. 6,262 tons of wet pulp was sold during this period, compared to zero tons for the 1996 period. The Company is projecting the average net selling price for pulp to increase 11% for the fiscal year as a result of a stronger domestic market (feed prices are up), coupled with more domestic sales volume and value added sales.

Revenue from molasses was approximately the same for both periods with both volume and gross selling price being about the same for each period. While gross selling prices are approximately the same for both reporting periods (a function of the mix of FOB versus delivered sales for each period), the Company is currently projecting an increase in average net selling price for molasses of approximately 8% for the fiscal year as a result of tighter molasses supplies nationally.

Revenues from yeast sales decreased $0.2 million or 10.4%, reflecting a 12.6% decrease in sales volume, offset by a 2.6% increase in average selling price. The reduction in sales volume is mostly attributable to a particularly strong May 1996 sales month and a temporary lack of sales volume for the 1997 period, particularly in April 1997.

Another factor contributing to the change in revenues results from the increase or decrease in finished goods inventories. The decrease in the value of all finished goods inventories for the three months ended May 31, 1997 was $2.5 million, or 76% less than the decrease in the value of the finished goods inventories for the prior year. The decrease in the value of the finished goods inventories was mostly a result of the amount of sugar available during that period. Production of sugar was 274,000 cwt. more for the period, while the sugar sales volume change was 1,200 cwt. less, thus resulting in a lesser decrease in the value of sugar inventory for the three months ended.

Finally, Other Income, which is made up of mostly non-member business totaled $(0.1) million for the period, or $0.6 million less than the prior period. The majority of the loss related to the Company's investment in ProGold, LLC. The Company has invested $5.2 million as a 5% partner in ProGold, LLC. ProGold is operating a corn wet milling plant, which produces high-fructose corn syrup
(HFCS) sweetener. Initial operation of the plant started October 25, 1996. The Company originally anticipated that ProGold would incur a $28 million loss during its initial year of operation. The Company's share of that loss was expected to be approximately $1.4 million. The current projected loss is in the range of $28 million to $32 million. The Company's share of that loss would be in the range of $1.4 million to $1.6 million. The additional loss for ProGold is attributable to significantly lower market prices for HFCS, which is partially offset by lower than expected operating expenses. Future changes in the market price of HFCS will significantly affect the future earnings of ProGold. Due to the unpredictable nature of the HFCS market, the future impact of the investment in ProGold on the Company's financial condition and results of operations is uncertain.

Production costs of sugar, by-products, yeast and resale commodities sold increased $1.3 million for the period. Costs were higher due to the longer processing season experienced by the Company. The Company operated the factory for 16 days longer (+7.8%) in the current processing season than in the prior one. This resulted in 14 more days of operating expenditures in the month of April than in the prior period. Maintenance costs for agricultural and factory operations were higher in this period than that of the same period of the prior year. Depreciation expense increased $0.32 million for the period, or 56% higher than for the prior period. Depreciation expense for fiscal year 1996-1997 is expected to be higher than fiscal year 1995-1996 due to more fixed asset purchases associated with the Company's plant expansion activities, and is estimated to increase approximately $1.0 million to $1.5 million for the entire year (see the Liquidity and Capital Resources section).

Interest expense increased $0.51 million for the current period, or 62% higher than for the prior period. Interest expense for fiscal year 1996-1997 is expected to be higher than for fiscal year 1995-1996 due to more long term debt associated with the Company's plant expansion plan activities, and is estimated to increase approximately $1.5 million to $2.0 million for the entire year (see the Liquidity and Capital Resources section).

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, for the three months ended May 31, 1997 increased $5.1 million, or 51% from the 1996 period. For fiscal year 1996-1997 the Company is projecting a payment to growers for sugarbeets totaling $69.4 million, which is $15.1 million, or 28% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 18.61%, (ii) a total sugarbeet crop of 1,506,646 tons and (iii) the Company's projected selling price for its sugar. The projected increase is the result of higher selling prices for all products, and greater production of products as a result of increased tons of beets harvested and increased quality of the beets delivered (higher sugar content).


COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1997 AND 1996

Revenue for the nine months ended May 31, 1997 increased $23.5 million from the 1996 period, an increase of 21.4%. Revenue from sales of finished goods decreased $.08 million, while the change in the value of finished goods inventory increased $24.3 million more than in the prior period. Revenue from sugar sales decreased $1.1 million, or 1.3%, reflecting a 7% decrease in sales volume, offset by a 6% increase in average gross selling price. The Company is projecting the average net selling price for sugar to increase approximately 6% for the fiscal year due mostly to price/customer mix changes and favorable market conditions.

Revenue from pulp (wet and dry pelleted) sales increased $0.9 million or 17.1%, reflecting a 24.1% increase in sales volume, offset by a 5.7% decrease in average gross selling price. The increase in volume is attributable to additional volume of dry pelleted pulp produced for sale and sold this period versus last, and from the additional sales of wet pulp. The Company experienced throughput problems with the beet pulp dryer for a period of time during the 1997 period. This resulted in the inability to dry all of the wet pulp produced from the factory operations. The wet pulp was sold immediately in order to prevent spoilage, which was done by selling to local cattle feeders. The wet pulp sells for less money than dry pelleted pulp because of lower production costs and market conditions. 6,262 tons of wet pulp was sold during this period, compared to zero tons for the 1996 period. The Company is projecting the average net selling price for pulp to increase 11% for the fiscal year as a result of a stronger domestic market (feed prices are up), coupled with more domestic sales volume and value added sales.

Revenue from molasses was approximately the same for both periods with both volume and gross selling price being about the same for each period. While gross selling prices are approximately the same for both reporting periods (a function of the mix of FOB versus delivered sales for each period), the Company is currently projecting an increase in average net selling price for molasses to increase approximately 8% for the fiscal year.

Revenues from yeast sales decreased $0.56 million or 11.6%, reflecting a 15.2% decrease in sales volume, offset by a 4.1% increase in average selling price. The reduction in sales volume is attributable to reduced production of yeast, which was due to the inability of the plant to produce quality fresh yeast. The yeast quality problem was due to the poor quality of the growth medium for the yeast - beet molasses. The problem was resolved by the end of January but actual sales were limited in January and February to approximately 50% of budget. Steps have been taken to insure this type of problem is minimized or eliminated in the future. The reduction in sales volume is also attributable to a particularly strong May 1996 sales month compared to that of the current period.

Another factor contributing to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of all finished goods inventories for the nine months ended May 31, 1997 was $42.0 million, or 237% more than the increase in the value of the finished goods inventories for the prior year. The increase in the value of the finished goods inventories was mostly a result of the amount of sugar available during that period. Production of sugar was 791,100 cwt. more for the period, while the sugar sales volume change was 271,600 cwt. less, thus resulting in a greater increase in the value of sugar inventory for the nine months ended.

Finally, Other Income, which is made up of mostly non-member business totaled $(0.6) million for the period, or $1.1 million less than the prior period. The majority of the loss related to the Company's investment in ProGold, LLC. The Company has invested $5.2 million as a 5% partner in ProGold, LLC. ProGold is operating a corn wet milling plant, which produces high-fructose corn syrup
(HFCS) sweetener. Initial operation of the plant started October 25, 1996. The Company originally anticipated that ProGold would incur a $28 million loss during its initial year of operation. The Company's share of that loss was expected to be approximately $1.4 million. The current projected loss is in the range of $28 million to $32 million. The Company's share of that loss would be in the range of $1.4 million to $1.6 million. The additional loss for ProGold is attributable to significantly lower market prices for HFCS, which is partially offset by lower than expected operating expenses. Future changes in the market price of HFCS will significantly affect the future earnings of ProGold. Due to the unpredictable nature of the HFCS market, the future impact of the investment in ProGold on the Company's financial condition and results of operations is uncertain.

Production costs of sugar, by-products, yeast and resale commodities sold increased $2.1 million for the period. Costs were higher due to the longer processing season experienced by the Company. The Company operated the factory for 16 days longer (+7.8%) in the current processing season than in the prior one. This resulted in 14 more days of operating expenditures in the month of April than in the prior period. Maintenance costs for agricultural and factory operations were higher in this period than that of the same period of the prior year. Depreciation expense increased $0.8 million for the period, or 49.6% higher than for the prior period. Depreciation expense for fiscal year 1996-1997 is expected to be higher than fiscal year 1995-1996 due to more fixed asset purchases associated with the Company's plant expansion activities, and is estimated to increase approximately $1.0 million to $1.5 million for the entire year (see the Liquidity and Capital Resources section).

Interest expense increased $1.3 million for the current period, or 49.7% higher than for the prior period. Interest expense for fiscal year 1996-1997 is expected to be higher than for fiscal year 1995-1996 due to more long term debt associated with the Company's plant expansion plan activities, and is estimated to increase approximately $1.5 million to $2.0 million for the entire year (see the Liquidity and Capital Resources section).

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, for the nine months ended May 31, 1997 increased $15.8 million, or 29.9% from the 1996 period. For fiscal year 1996-1997 the Company is projecting a payment to growers for sugarbeets totaling $69.4 million, which is $15.1 million, or 28% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 18.61%, (ii) a total sugarbeet crop of 1,506,646 tons and (iii) the Company's projected selling price for its sugar. The projected increase is the result of higher selling prices for all products, and greater production of products as a result of increased tons of beets harvested and increased quality of the beets delivered (higher sugar content).


LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the St. Paul Bank for Cooperatives for calendar 1997 of $50.0 million.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants in accordance with GAAP:

         1. Maintain working capital of not less than $6.8 million. Working capital may be adjusted to include unadvanced solid waste disposal bond funds and current stock subscriptions receivable.

         2. Maintain a long-term debt and capitalized leases to equity ratio of not greater than 1:1. Equity includes subscribed stock; long-term debt is adjusted for the unadvanced solid waste disposal bond funds.

         3. Maintain a current ratio of not less than 1.0:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.

As of May 31, 1997 the Company was in compliance with its loan agreements with the bank.

Working capital increased $1.9 million for the nine months ended May 31, 1997. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The targeted working capital for August 31, 1997 is approximately $7.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the nine months ended May 31, 1997 was due to the seasonal needs of the 1996/1997 sugarbeet-processing season. The cash used to provide for operations of $23.2 million and for investing activities of $12.7 million was funded through cash flow financing activities and a reduction in cash. The net cash provided through financing activities was primarily provided through proceeds from the issuance of short term debt of $39.5 million, net of repayment of long term debt of $17.0 million; payment of the remaining 1988 crop and 35% of the 1989 crop unit retains and allocated patronage of $2.5 million; payment of 1995 crop qualified allocated patronage of $.3 million and issuance of stock of $15.6 million. Working capital as of May 31, 1997 totals $13.7 million compared to $11.8 million at August 31, 1996.

Capital expenditures for the nine months ended May 31, 1997 totaled $12.8 million. Capital expenditures for fiscal year 1997 are currently estimated at $35.9 million, $33.9 million resulting from the Company's strategy of expanding capacity and improving operating efficiencies.

The $33.9 million capital expenditure is a continuation of the strategy to improve operating efficiencies and the Company's announced plan to expand the capacity of its manufacturing and agricultural receiving facilities. The funds necessary to finance the Company's expansion plan, environmental and general capital expenditures for the prior two years, current year and next fiscal year, which is estimated to total $86.2 million, are expected to be derived from the sale of its common and preferred stock (net of stock offering costs of $0.1 million) totaling $37.3 million and the balance, or $50.0 million, from long-term debt secured from the St. Paul Bank for Cooperatives (the Bank) and/or through the use of a lease (through Richland County, North Dakota) financed by the issuance of solid waste disposal revenue and industrial development revenue bonds. As of May 31, 1997, the expansion plan was on schedule and projected to be within budget.

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


                                           MINN-DAK FARMERS COOPERATIVE
                                                   (Registrant)


Date:    July 11, 1997                     /s/ LARRY D. STEWARD
       -----------------                   -------------------------------------
                                           Larry D. Steward
                                           President and Chief Executive Officer



Date:    July 11, 1997                     /s/ STEVEN M. CASPERS
       -----------------                   -------------------------------------
                                           Steven M. Caspers
                                           Executive Vice President, and
                                           Chief Financial Officer