Form 10-K
period 1997-08-30
MINN DAK FARMERS COOPERATIVE
filed 1997-11-26
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 1997
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of November 21, 1997, 483 shares of the Registrant's Common Stock and 66,967 "units" of the Registrant's Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 2% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes less than 1% of the Company's available stock was traded at arms length during the fiscal year ended 8-31-97. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and range in price from $2,300 to $2,550 per unit.


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-94644), declared effective on September 11, 1995 and from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.


ITEM 1.  BUSINESS

         Minn-Dak Farmers Cooperative ("Minn-Dak" or the "Company") is a North Dakota agricultural cooperative that was formed in 1972 and has 483 members. Membership in the Company is limited to sugar beet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company's offices and sugar beet processing facilities in Wahpeton, North Dakota. The Company's facilities allow the members to process their sugar beets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company, and Southern Minnesota Beet Sugar Cooperative. The Company's beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative owned by its members, the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative.

         Minn-Dak's corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075 (telephone number (701) 642-8411). Its fiscal year ends August 31.


PRODUCTS AND PRODUCTION

         Minn-Dak is engaged primarily in the production and marketing of sugar from sugar beets. Minn-Dak also markets certain by-products of the sugar it produces, such as beet molasses and beet pulp. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company's sugar production location. Minn-Dak

Yeast Company, Inc. produces fresh baker's yeast and provided revenues totaling approximately 4% of the Company's gross revenues for the fiscal year ended August 31, 1997.

         The Company processes sugar beets grown by its members at its sugar mill located in Wahpeton, North Dakota. The period during which the Company's plant is in operation to process sugar beets into sugar and by-products is referred to as the "campaign." The campaign is expected to begin in September of each year and continues until the available supply of beets has been depleted, which generally occurs in March or April of the following year, depending on the size of the crop. Based on current processing capacity, an average campaign lasts approximately 210-225 days, assuming normal crop yields.

         Once the sugar beets are harvested, rapid processing is important to maximize sugar extraction and minimize spoilage. Members transport their crop by truck to receiving stations designated by the Company. Beets are then stored in the Company's factory yard and at outlying piling stations until processed. Under the Company's "growers agreement" with its members, the Company furnishes all loading equipment at loading stations and, after delivery of the beets to the Company, pays all freight and mileage charges for hauling the sugar beets from the piling stations to the factory for processing.

         Minn-Dak's total sugar production is presently influenced by the amount and quality of sugar beets grown by its members, by the processing capacity of the Company's plant and by the ability to store harvested beets. Most of the beet harvest is stored in piles. Although piled sugar beets that have been frozen by the winter temperatures may be stored for extended periods; beets stored in unprotected piles at temperatures above freezing must be processed within approximately 160 days.

         Sugar beets deteriorate in storage due to the organic nature of their existence. Beets harvested prior to obtaining a root temperature of fifty degrees or less must be processed within seven days or sugar loss will occur and they will deteriorate. The plant start up in the fall is timed to the anticipated end processing in the spring. The plan of the Company is, after completion of the expenditures for plant expansion described herein (see MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLAN, in part I Item 1 of this section), to finish processing unprotected beets prior to March 10, ventilated beets prior to March 31, and storage shed beets as soon thereafter as is possible.

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

         After completing expenditures on storage sheds as part of an expansion (see MINN DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLAN, in Part 1 Item 1 of this section), storage shed beets will be handled in the same manner as the ventilated beets. The difference between the processes is the building itself, which insulates the beets from sun, wind, and warmer spring temperatures. With the buildings, storage of the beets can run as late as mid to late May of each year.

         In addition, unprotected and ventilated beets will, in long campaigns, have extra steps taken to extend their life. Beets are sprayed with lime to create a reflectant and reduce the harmful impact from the sun's rays in the spring. Straw is also applied to the sides of some later processed piles to further insulate the beets from sun, wind, and temperature.

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

         The Company's sugar beet by-products include beet molasses and beet pulp. After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into and sold as animal feeds. The beet molasses is the sugar juice left after all economical means have been taken to extract the sugar from the sugar juice. The beet molasses is sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds. The beet molasses and beet pulp are marketed through Midwest Agri-Commodities Company.


RECENT CROPS

         The Company's members harvested 1,721,240 tons of sugar beets from 91,374 acres for the 1997 crop. The crop yield of 18.84 tons per acre for the 1997 crop was slightly above average versus the Company's five year average tons per acre. Sugar content of the 1997 crop at harvest was 17.94%, as compared to an average of 17.67% for the five most recent years. The Company's projected production is 4.65 million hundredweight's of sugar from the 1997 crop sugar beets, well above the five year average of 3.8 million hundredweight. (A "hundredweight" is equal to one hundred pounds and is hereinafter abbreviated as cwt.) This forward-looking material is based on the Company's expectations regarding the processing of the 1997 sugar beet crop; the actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.

         For a discussion of the 1996, 1995 and 1994 crops and results of operations for fiscal years 1997, 1996 and 1995, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


MARKET AND COMPETITION

         According to United States government estimates, the United States market for sugar during the year beginning on October 1, 1996 and ending on September 30, 1997 will total approximately 183 million cwt. of sugar. That estimate for 1997 suggests the continuation of a trend of growth in the market in recent years at a compounded rate of approximately 2% per year. For example, from a market of approximately 165 million cwt. in 1992, the total domestic market grew to a total of approximately 183 million cwt. in 1997. Latest government estimates indicate a projected domestic market for sugar of 185 million cwt in 1998, a 1.4% increase from 1997. Historical information indicates that the domestic market growth from year to year has, at times, been above and below the average growth rate of 2%. The Company continues to believe that domestic market growth will average approximately the 2% long-term growth rate trend because nothing in the marketplace dynamics currently would indicate a change in domestic market usage long-term. Given the size of the domestic market, the Company's sugar production and sales represented slightly more than 2.0% of the total domestic market for refined sugar in fiscal 1997.

         The growth in the market for refined sugar in the late 1980's and into the 1990's is a reversal of trends in the 1970's and early 1980's, which resulted in a reduced market for refined sugar. During the 1970's and early 1980's, high fructose corn syrup was increasingly used as a replacement for refined sugar in certain food products. (The prime example of this trend was the use of high fructose corn syrup in beverages such as soft drinks.) In addition, non-nutritive sweeteners such as aspartame were developed for use in food products.

         While high fructose corn syrup and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the market for sugar will continue to grow at a rate similar to recent trends because of increased use of refined sugar and population growth.

         The Company's main competitors in the domestic market are beet sugar processors including Holly Sugar Corporation (a division of Imperial Holly Corporation), Western Sugar Company (a subsidiary of Tate & Lyle, Inc.), The Amalgamated Sugar Company, Michigan Sugar Company (wholly-owned by Savannah Foods and Industries, Inc.) and Monitor Sugar Company, Inc. The Company's products also compete with cane sugar refined by Savannah Foods and Industries, Inc., California and Hawaiian Sugar Company, Imperial Holly Corporation and Domino Sugar (a subsidiary of Tate & Lyle, Inc.). Because sugar is a fungible commodity, competition for sales volume is based primarily upon price, customer service and reliability.

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


GOVERNMENT PROGRAMS AND REGULATION

         Domestic sugar prices are supported under a program administered by the USDA. The program is called the Federal Agriculture Improvement and Reform Act of 1996 (the "FAIR Act"). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The FAIR Act maintains the basic 18 cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 1996 through 2002. Price support loans are made on a non-recourse basis provided that United States sugar imports for domestic usage exceed 1.5 million short tons raw value in a given fiscal (October through September) year. Loans made on a non-recourse basis enable the sugar processor to forfeit sugar to Commodity Credit Corporation ("CCC") if sugar prices are below the loan rate.

         If imports during a given year fall below the 1.5 million short tons raw value, loans must be made on a recourse basis, meaning that processors will not be able to forfeit sugar to CCC at its full loan value. In order to recover the full value of a recourse loan, the CCC could require that cash or other assets be provided in addition to the sugar used as collateral when the loan is made.

         Another new provision of the FAIR Act is a one cent per pound penalty paid by processors if the processor defaults on sugar price support loans. Such support prices for sugar are in effect as long as the "Tariff Rate Quota" for imports of sugar is 1.5 million short tons, raw value or more.

         Under the tariff rate quota implemented October 1, 1990, certain sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 16 cents per pound prior to shipment (to date, very little sugar has been imported under this higher tariff level). (Note: the tariff schedule was established at 17 cents on July 1, 1995, 16 cents July 1, 1996 and will reduce by .31 cents each year for years 1997 through 2001, until it reaches 14.45 cents per pound of sugar). Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the General Agreement on Tariffs and Trade (GATT) the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

         The current sugar program will expire after the 2002 crop and the nature and scope of future legislation and United States trade policy affecting the sugar market cannot be accurately predicted and there can be no assurance that price supports will continue in their present form beyond the 2002 crop year, or that there will even be enacted a sugar program beyond the existing program. As a result of uncertainty regarding the impact of the absence of price supports if no sugar program existed, the Company cannot accurately predict if any changes in legislation or trade policy would have an impact on the Company and its members, if that impact would be adverse, or the magnitude of such impact.

         Revenue Canada (the Canadian Department of Revenue) initiated an investigation in March 1995 regarding the trade "dumping" of sugar by foreign exporters of sugar to Canada. This investigation included inquiries of United Sugars Corporation and the Company and involved an examination of potential "unfair" foreign subsidies and the injury that they may have caused to the Canadian sugar industry. After a lengthy investigation the Department made a determination that "dumping" did occur by foreign exporters. In November 1995 the Canadian International Trade Tribunal found that there was no injury to the Canadian sugar industry caused by U.S.-based exporters. But they did determine that "future" damages could result to members of the Canadian sugar industry, and that remedial action was appropriate. The outcome of the action was the imposition of duties on imports of foreign sugar into Canada. Such an outcome ended the Company's ability to market sugar into Canada. During fiscal year 1997 & 1996, the Company, through United Sugars Corporation, exported no sugar into Canada, compared to a total of approximately 108,000 cwt. (the Company's share) of sugar in fiscal year 1995. That 108,000 cwt. quantity of sugar represented approximately 2.5% of the total 1994 crop sugar produced by the Company. The Company does not expect to sell sugar into Canada again in the foreseeable future.


MARKETING, CUSTOMERS AND PRICES

         Until December 31, 1993 the Company marketed most of its sugar through the efforts of North Central Sugar Marketing, a sugar marketing cooperative jointly owned by the Company and Southern Minnesota Beet Sugar Cooperative. Since January 1, 1994 United Sugars Corporation, a cooperative owned by the Company, Southern Minnesota Beet Sugar Cooperative and American Crystal Sugar Company to market sugar produced by the three cooperatives, have marketed the Company's sugar.

         United Sugars Corporation was formed in late 1993, at which time the Company contributed certain assets for the capitalization of it. That contributed capital, along with an obligation to further contribute capital over time, provided the Company with an initial ownership interest in United Sugars Corporation of 13.5%. At August 31, 1997 the Company had an ownership interest in United Sugars Corporation (initial contributed capital plus additional fixed assets) totaling $1,042,000, which represented 12.8% of the total.

         Upon completion of the incorporation and capitalization of United Sugars Corporation, the Company entered into a "Uniform Member Marketing Agreement" with United Sugars Corporation. Under that agreement, the sugar produced by the Company is pooled with sugar produced by American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative and is then sold through the efforts of United Sugars Corporation. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the various members on a patronage basis.

         United Sugars Corporation sells industrial bulk sugar, industrial bagged sugar, retail bagged sugar, and specialty sugars. The Company's sugar is marketed by United Sugars Corporation primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars Corporation includes most of the large industrial sugar users. The customer base also includes retail grocery and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 1997, 94% of the Company's sugar was shipped in bulk form, mostly to industrial users, and 6% in bagged powdered sugar. Fiscal year 1996 was the first year that the Company has shipped other than bulk sugar for United Sugars Corporation, and represents a consolidated effort by the members of United Sugars Corporation to create the most efficient method for the production of the different sugar products needed.

         The prices at which United Sugars Corporation sells the Company's sugar fluctuate periodically based on changes in domestic sugar supply and demand. The largest portion of the Company's sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold on a spot basis. Current sugar prices are less than last fiscal year because (1) the domestic market was oversupplied with foreign sugar (through USDA's incorrect estimate of domestic production and consumption) and (2) this year's domestic crop is estimated to be 7% higher than last year's, thus creating even more supply.

         On September 15, 1997 United Sugars Corporation entered into a Transaction Agreement with United States Sugar Corporation ("USSC"), a grower of sugar cane and other agricultural products, providing for the admission of USSC as a member of United Sugars Corporation. At the date of this Report, all documents necessary for closing on the Transaction Agreement have been delivered into escrow, and a final closing is expected to occur on December 1, 1997. At such time as USSC formally becomes a member of United Sugars Corporation, United Sugars Corporation and USSC will enter into a Uniform Cane Sugar Marketing Agreement, which will provide that USSC will market all of its refined sugar through United Sugars Corporation. At such time, existing members of United Sugars Corporation, including the Company, will be required to enter into amended marketing agreements reflecting the admission of USSC. With the admission of USSC, United Sugars Corporation will be able to distribute both cane sugar and beet sugar, and distribute sugar to customers over a larger geographical area.

         A recently executed licensing agreement with Pillsbury Company will allow United Sugars Corporation to sell sugar nationwide under the "Pillsbury" name. United Sugars Corporation has indicated that it believes that the opportunity to distribute sugar nationwide under the Pillsbury name will allow the expansion of its presence in the consumer portion of the sugar market, with the goal of expanding the portion of its members' sugar sold in that higher margin segment of the sugar market. During fiscal year 1997, United Sugars Corporation initiated the sales plan for Pillsbury brand sugar to select geographical locations.

         The Company markets dried beet pulp and beet molasses through Midwest Agri-Commodities Company, a cooperative whose members are the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. For the year ended August 31, 1997, approximately 43% of the Company's pulp production was exported to Japan, approximately 30% was exported to Europe and the remaining 27% was sold domestically. The market for beet pulp is affected by the availability and quality of competitive feedstuffs. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. By-product sales accounted for approximately 10% of the Company's total consolidated net sales revenues during fiscal 1997. This relationship is primarily a function of the average market prices for sugar, beet pulp, beet molasses and fresh yeast and is not necessarily indicative of future relationships between by-product, fresh yeast and sugar revenues, because prices of these products fluctuate independently of each other.

         The Company is an eighty percent equity owner of Minn-Dak Yeast Company, Inc. Minn-Dak Yeast Company, Inc. manufactures fresh baker's yeast in a plant located adjacent to the Company's sugar plant in Wahpeton, North Dakota. The Company started the yeast business in 1989 in order to add value to its by-product beet molasses. Beet molasses is the main ingredient (growth medium) in the fermentation process used to grow baker's yeast to commercial volumes. A portion of the Company's beet molasses production is used in the Minn-Dak Yeast Company, Inc.'s process and is sold through a supply agreement between the two companies. Universal Foods Corporation, Milwaukee, Wisconsin, hold the remaining twenty percent equity stake. Minn-Dak Yeast Company, Inc. also has a long-term marketing agreement whereby Universal Foods Corporation will buy production of baker's yeast produced by Minn-Dak Yeast Company, Inc. in return for certain guaranteed sales volumes.

MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLANS

         The strategic plan of the Company calls for an expansion of its processing capacity as well as its length of operating season. This strategic plan was undertaken in order to increase its chances of continuing to be a long-term viable, profitable business for its shareholders. Expansion of the processing capabilities of the plant will bring about certain economies of scale. The Company currently believes that the expansion program will provide the Company with certain processing efficiencies and resulting financial benefits. However, the Company cannot say with certainty that the Company's financial performance following the expansion will exceed the Company's historical performance. The Company's beliefs with regard to the benefits of the expansion plan are based on the Company's expectations regarding the increased processing efficiencies which the Company hopes to obtain; the actual production results, processing efficiencies and resulting financial performance obtained as a result of the expansion program may differ materially from the Company's current estimates as a result of factors such as changes in the costs of production, differences in the price obtained upon sales of the Company's products, changes in the regulatory and market environment in which the Company operates and a variety of other factors beyond the Company's control.

         The Company's original plans were to expend approximately $87 million over a three year period beginning with the fiscal year ended August 31, 1996 for improvements and additions to its facilities. Estimated capital expenditures for factory improvements were $32 million, beet receiving and beet storage capital expenditures were $40 million and environmental improvement capital expenditures were $15 million. At August 31, 1997, two years after the start of the Company's strategic expansion plan, $56 million of capital has been expended toward the completion of the expanded facilities.

         $37.4 million will be raised through the sale of the Units subscribed and sold via the Company's 1995 stock offering. The funds generated from the stock offering have been and will continue to be used to assist in paying for the costs associated with expansion. The units of stock sold by the Company will be paid for by shareholder subscribers over a three year period beginning in January 1996. The stock offering provides for payment of 32 percent of the value of the stock purchased, or $12.1 million in January 1996; 43 percent, or $15.6 million in January 1997; and the balance of 26 percent, or $9.7 million in January 1998. The Company has received all of the 1996 and 1997 annual installments from its shareholder subscribers.

         Those costs not covered through the stock offering will be primarily funded through a long term debt agreement with the St. Paul Bank for Cooperatives (a cooperative lending institution who is the Company's traditional long term debt lender) who is providing the construction financing and is the principal lender.

         In addition to the funding provided by the St. Paul Bank for Cooperatives, in fiscal year 1996 the Company was able to secure additional funding for the expansion project through a lease from Richland County. Funding was through low interest, fifteen year tax exempt solid waste disposal bonds in the amount of $12.0 million. The bonds were structured with zero principle amortization for the first three years and $1.0 million per year of principle amortization for the next 12 years. These bonds were required to be secured by a Letter of Credit from a non-government agency bank (Norwest Bank North Dakota) who in turn was secured by a Letter of Credit from the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product and/or reduce the amount of solid waste produced by a manufacturing plant. In the Company's primary case, the funds were used to fund further manufacturing of a by-product to produce a salable product.

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

         As of August 31, 1997 $56 million of the projected $87 million had been spent to expand the Company's facilities. Major capital jobs that have been completed include, for the agricultural side of the business, three beet storage buildings and two beet pilers for the factory yards location; expansion of three additional remote beet piling sites including additional beet pilers; new roadways and weigh scales for the factory yards location; and a new beet quality and tare analysis lab. Major capital jobs that have been completed for the factory side of the business include a new beet slicer station, new beet cossette mixer, new continuous high raw pan, additional pulp presses, new beet wash house system, new diffusion tower, new heaters, new pulp dryer environmental control system, additional thick juice storage tanks, new standard liquor filters, new finished product storage tanks for beet molasses and beet pulp, new evaporators, new granulator, additional waste water treatment systems and a new water storage pond.

         For fiscal year 1998, the final year of the three year plan to expand the facilities, additional capital jobs to be completed are located in the factory and include a new mud filter system, a new sugar juice pre-treatment system, changes to the sugar juice carbonation station, modification of granulated sugar pans and the purchase of a number of large juice pumps and pump drives. While actual individual capital expenditures within the plan can and have cost more or less than the budgeted individual components of the original plan, that is not unusual for a large undertaking of this magnitude. The expansion plan as of August 31, 1997 was on schedule, still within budget and processing capacity goals are being achieved.

JOINT VENTURE WITH PROGOLD LIMITED LIABILITY COMPANY

         Minn-Dak is a five percent (5%) equity owner in ProGold Limited Liability Company ("ProGold"). ProGold was formed in 1994 by three entities for the purpose of building a plant to produce from corn and market high fructose corn syrup; and to produce and market corn gluten feed, corn gluten meal and corn germ, all co-products produced by the plant. The other two equity owners are American Crystal Sugar Company, Moorhead, Minnesota (46% ownership share) and Golden Growers Cooperative, Fargo, North Dakota (49% ownership share). American Crystal Sugar Company is a cooperative that produces sugar from sugar beets and has approximately 2,300 stockholder-growers that grow sugar beets on approximately 460,000 acres of land. Golden Growers Cooperative is a cooperative of corn growers that was formed in 1994 by approximately 2,000 shareholder-farmers (located in the three state area of North and South Dakota and Minnesota). The Company has contributed approximately $5.2 million in exchange for its 5% ownership position, American Crystal Sugar Company has contributed approximately $48.0 million for its 46% ownership share and Golden Growers Cooperative $51.0 million for its 49% ownership share.

         ProGold's plant became fully operational in late 1996 and has obtained certification to ship finished product from its significant customers. The products produced through operation of the corn wet-milling facility are being sold through the efforts of United Sugars Corporation and Midwest
Agri-Commodities Company.

         Because of unexpected market conditions, ProGold the business, as it was structured as of August 31, 1997, is expected to suffer significant losses for several years. To the extent that ProGold's operations would not result in a profit, the Company would receive distributions from ProGold in an amount less than the Company's cost to acquire corn delivered to ProGold for processing (the Company, as part owner of ProGold, has a contractual obligation to deliver its proportionate share of corn to ProGold's plant). To the extent that the Company's reserves and working capital would not be able to satisfy the Company's proportionate share of ProGold's expected losses, the Company would be required to withhold appropriate amounts from member beet payments or borrow long-term debt.

         However, because of the continued expectation of significant losses for several years for ProGold, on September 30, 1997 ProGold entered into a letter of intent with Cargill, Inc. ("Cargill") for Cargill to lease ProGold's corn wet-milling plant. On November 1, 1997 ProGold signed a 10 year lease agreement with Cargill, which expires on October 31, 2007, to lease ProGold's corn wet-milling plant. Under the lease arrangement, the Company and the other ProGold members would retain ownership of the plant, while Cargill will operate the plant and sell the finished products. ProGold will receive rental payments in a base amount fixed for each year during the term of the lease. ProGold would also receive supplemental rent equal to fifty percent (50%) of the amount by which earnings before taxes from operations of the facility exceeds a specified base. Cargill will also enter into a corn supply agreement with ProGold, pursuant to which ProGold will be obligated to deliver approximately 15 million bushels of corn per fiscal year. The Company's obligation to deliver corn to ProGold will be terminated as part of the transactions. Cargill will pay ProGold a market price for any corn delivered to Cargill under the corn supply agreement.

         The arrangement between ProGold and Cargill also specifies a variety of alternatives that may take effect upon expiration of the initial lease. These alternatives include agreeing to enter into another long term lease upon mutually agreeable terms and conditions, or ProGold could offer to sell to Cargill, at fair market value, a fifty percent (50%) or one hundred percent 100% ownership interest in ProGold.

         As the terms of the lease with Cargill are to provide ProGold, as an entity, with (i) rental payments of a fixed amount, with the opportunity to receive supplemental rental payments in the event that the ProGold facility is operated profitably and (ii) payment for corn delivered by ProGold for processing at the facility at market prices, the lease arrangement is expected to provide protection from the exposure of risks of participation in the corn sweetener market, including the risk of future, material financial losses by ProGold and the necessity of additional capital investment from the Company to cover such future losses.


GROWERS' AGREEMENTS

         The Company purchases virtually all of its sugar beets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 1997 through 1999 (the "Growers' Agreements"). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless notice of termination has been given by the Company prior to the automatic renewal. In that situation, the agreement will not renew, but will continue in effect for the two year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugar beets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage, which may be planted for each Unit of Preferred Stock held by the members. For the 1997 crop year the Company's Board of Directors authorized members to plant 1.35 acres per unit.

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

         Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugar beets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Cooperative's Board of Directors and management, but will not exceed 65% of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70% of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80% of the estimated price per pound of extractable sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95% of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company's fiscal year, ending on August 31, and is in an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company's annual patronage net income, which is equal to the Company's sales less all expenditures and member beet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members' sugar beets; such amounts are distributed in either cash payments or in the form of patronage credits to the member's patronage credit account on the books of the Company.


COMPANY DISTRICTS

         The Company's by-laws provide that the Company's members are to be divided into districts for the purposes of voting and the election of members of the Board of Directors. Those districts do not have specific geographic boundaries but, instead, contain a loosely defined area representing the area served by a particular piling station to which members deliver their sugar beets for storage until the sugar beets are to be processed. When a member joins the Company, he or she is assigned to a particular district based upon criteria including (i) the physical location of the shareholder's sugar beet growing acres relative to a piling site and (ii) if the previous criteria do not clearly indicate the district to which the shareholder should be assigned, the physical location of the shareholder's base of farming operations relative to a piling site. (Some members deliver sugar beets to more than one piling site due to the locations of their various fields, even though they are assigned to membership in only one district.)

         Given that shareholders are assigned to districts based upon ease of delivery of harvested sugar beets and because shareholders own different numbers of Units of Preferred Stock, each district includes a different number of acres of sugar beet production and, therefore, a different quantity of sugar beets delivered to the Company. However, none of the districts provides the Company with a materially disproportionate quantity of the sugar beets produced by the Company's members. While the allocation of members to the various districts has a significant impact on the election of directors, the Company does not believe that the districts represent a significant factor in the day-to-day business operations of the Company.


RESEARCH AND DEVELOPMENT

         The Company is not involved in its own research and development activities, but does participate in some sugar industry research and development activities. Any research findings are then shared by the entire sugar industry. Participatory research and development is accomplished through such organizations as Beet Sugar Development Foundation, Sugar Association, and North Dakota/Minnesota Research and Education Board. The Company participates in the organizations listed above through the efforts of its representatives to the boards of directors of those entities. The Company's representatives, either a member of the Company's Board of Directors or a management employee of the Company, allow the Company to participate in and help direct agricultural and factory operations research and development activities carried out by the listed organizations. Those organizations also have established various committees on which the Company has placed certain of its employees. That practice is designed to provide the company with direct access to any research and development information available from the applicable committees. (Through its employees, the Beet Sugar Development Foundation also provides some legislative and lobbying efforts on a national level. Those efforts are directed at maintaining funding for the various federal sugarbeet research facilities.) None of the Company's employees or directors devotes a significant portion of their time and energies to the activities described in this section; instead, such efforts are a minor portion of their continuing duties on behalf of the Company.

         During the fiscal year ended on August 31, 1997, the Company contributed approximately $53,000 to the North Dakota/Minnesota Research and Education Board to fund that entity's research and development activities. $11,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $40,000 to the Sugar Association for their research activities and membership dues.

         The Company also has established a sugar beet seed committee, which reviews the performance of new and existing sugar beet seed varieties. The committee then advises the Board of Directors with regard to those sugar beet seed varieties that should be approved for use by the Company's shareholders.


ENVIRONMENTAL MATTERS

         The Company is subject to many federal, state and local regulations that govern air and water emissions, and solid and hazardous waste storage and disposal. Currently, the Company is meeting all its obligations in water, solid waste and hazardous waste. On March 31, 1997 the Company received a NOTICE OF VIOLATION (NOV) Administrative No. 97-677 APC N.D.C.C 23-25 from William J. Delmore, Assistant Attorney General for the State of North Dakota. The NOV outlined permit violations from three emission sources: the pulp dryer, the main boilers and the sugar dryer-cooler. To resolve the violations, the North Dakota Department of Health and the Company entered into a consent agreement in which the Company agreed to pay a $125,000 civil penalty for the violations. However, the agreement also specified that if the Company took certain actions before specified dates up to $125,000 of the penalty would be dismissed.

         There are six separate actions outlined in the consent agreement that the Company must undertake in order to resolve the violations outlined in the NOV. As of this writing, the Company has met its obligation in four of the actions, which should result in a reduction in the civil penalty of $85,000.

         Because the Company is not in compliance with the consent agreement with respect to its dryer emissions, it will have to pay the civil penalty specified in the consent agreement with the State of North Dakota, plus it faces the possibility of further penalties of up to $25,000 per day for every day the dryer is operated out of compliance. The Company will conduct tests and study the pulp-dryer equipment to determine what changes are necessary to operate within compliance of the permit. The present strategy for dryer operations is to operate the pulp dryer at a reduced total throughput until further testing. If the recently installed diffusion and pulp-pressing equipment performs up to design specifications, the pulp presses will remove additional water from the pulp. This, in turn, will result in fewer tons of water to the pulp dryer so the Company will be able to operate it at a reduced rate, but still dry all of the pulp. If the equipment does not perform up to specifications, the Company will have to sell or dispose of a portion of its pulp.

         To maintain compliance with the boiler, the Company must obtain a supply of low-sodium coal. At this time there is insufficient data to project the cost to the Company to make that switch. The Company may face further noncompliance fines for burning higher-sodium coal until a low-sodium-coal source can be located.

         The Company cannot accurately predict the extent to which future changes in environmental laws or regulations will affect the cost of operating its facilities and conducting its business. However, any changes could have adverse financial consequences for the Company and its members.


EMPLOYEES

         As of August 31, 1997, the Company had 234 full-time employees, of whom 206 were hourly and 28 were salaried. It also employs approximately 295 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In January 1995 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL/CIO) union for its factory employee group. The written contract is in effect from January 23, 1995 through May of the year 2000. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health and dental insurance, a defined benefit pension or retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are provided some of the above employee benefits. The Company considers its employee relations to be excellent.


ITEM 2.  PROPERTIES

         The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley. The Company owns the factory, receiving sites, and the land on which they are located. The 1994 crop set new records for average daily slice rate (6,967 of beets tons per day), total tons sliced (1,535,961 tons), and sugar production (4,400,000 cwt.). With the planned expansion (as more fully explained in Item 1 under the heading entitled MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLANS, the plant is projected to have the minimum capacity to slice 7,500 tons per day and the $15,200,000 spent on special ventilated storage and beet storage buildings should extend the number of days the factory is able to process beets.

Minn-Dak Yeast Company, Inc. of which Minn-Dak is an 80% owner, operates a single yeast processing factory at Wahpeton, North Dakota which is located in the Red River Valley. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 1997, 23.1 million pounds of yeast were produced.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than as provided herein, the Company is not currently involved in legal proceedings which have arisen in the ordinary course of its business and the Company is also unaware of certain other potential claims which could result in the commencement of legal proceedings. The Company carries insurance that provides protection against certain types of claims.

         The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an ongoing and expanding control program designed to meet these environmental laws and regulations. Except as disclosed under "ENVIRONMENTAL MATTERS" above, there currently are no pending regulatory enforcement actions and the

Company believes that it is in substantial compliance with applicable environmental laws and regulations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended August 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 2% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes less than 1% of the Company's available stock was traded at arms length during the fiscal year ended August 31, 1997. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and range in price from $2,300 to $2,550 per unit.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for each of the last five completed fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Report.

                                                                     Fiscal Year Ended August 31,(1)

FINANCIAL DATA
(Numbers in Thousands)                              1997           1996            1995           1994           1993
Revenues                                             $139,730       $114,335        $133,302        $81,422       $119,416
Net Proceeds Before Accounting Change                  74,239         56,872          75,422         33,643         70,609
Cumulative Effect of Accounting Change(1)                   0              0               0          1,350              0
Net Proceeds(2)                                        74,239         56,872          75,422         34,993         70,609
Total Assets                                          174,386        138,270          99,991         74,771         82,954
Long-term Debt, including current maturities,
Net of bond investments, 1997 & 1996                   58,252         55,809          28,269         17,096         17,911




Members' Investment(3)                                 73,646         57,324          43,992         44,153         41,804
Property and Equipment Additions, net of
   Retirements                                         24,547         34,457           9,202          2,041          5,811
Working Capital                                        10,163         11,845           9,295          8,034          7,362
Ratio of Long-Term Debt to Members'
   Investment(4)                                          .76            .93             .59           0.33           0.40
Ratio of Net Proceeds to Fixed Charges(5)               14.92          16.76           26.38          22.62          45.48

PRODUCTION DATA(6)

Acres harvested                                        82,575         74,915          75,878         67,086         65,888
Tons purchased                                      1,506,646      1,458,918       1,636,094        834,545      1,350,659
Tons purchased per acre harvested                       18.25          19.47           21.56          12.44          20.50
Net beet payment paid to member per ton of
 sugar beets delivered, plus allocated
patronage and unit retains(7)                           49.97          38.34           46.41          40.17          52.00

Sugar hundredweight
         Produced                                   4,168,620      3,363,250       4,384,485      2,499,307      4,000,566
         Sold, including purchased sugar            3,794,313      3,841,443       3,988,284      3,027,614      3,351,156

Pulp tons
         Produced                                      76,307         77,352          92,139         50,536         80,884
         Sold                                          82,705         74,743          93,284         49,212         78,709

Molasses tons
         Produced                                      64,377         61,194          62,516         37,170         51,153
         Sold                                          45,182         43,882          46,768         14,821         31,956

Yeast pounds (in thousands)
         Produced                                      23,127         25,556          17,511         21,853         22,064
         Sold                                          23,193         25,495          17,436         21,853         22,064


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

(5) Computed by dividing (i) the sum of Net Proceeds plus fixed charges, plus amortization of capitalized interest by (ii) the sum of interest expense and interest capitalized. The Company does lease certain items, such as some office equipment. Due to the proportionately small amounts involved, an interest factor on lease payments has not been included in the total of the Company's fixed charges or the calculation of this ratio.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements and notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual future results may differ materially from those anticipated in the forward-looking statements contained in this section; such differences could arise as a result of a variety of factors including, but not limited to, the market and regulatory factors described elsewhere in this Report.

LIQUIDITY AND CAPITAL RESOURCES

         Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the Bank in 1997 of $50,000,000.

         The various loan agreements between the Bank and the Company obligate the Company to the following significant loan conditions; invest in Class C or other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank; maintain working capital of not less than $6.75 million; maintain a current ratio of not less than 1.2:1.0;

obtain prior consent from the bank to pay cash patronage dividends in excess of 35% of qualified patronage income as required by the Internal Revenue Service to qualify the entire patronage dividend as an income tax deduction. As of August 31, 1997, the Company was in compliance with its loan agreements.

         Working capital decreased $1.7 million for fiscal year 1997. This decrease was the result of the difference between the 1996 excess working capital, amount of estimated long term debt borrowing anticipated to be needed to cover projected year end capital project demands on working capital and the amount that was actually needed. The targeted working capital position was approximately $7.0 million. Management's estimated working capital target for August 31, 1998 will again approximate $7.0 million.

         Capital expenditures for fiscal year 1995 were $12.1 million, fiscal year 1996 was $34.6 million, and fiscal year 1997 was $26.0 million. Capital expenditures for fiscal year 1998 are currently estimated at $15.2 million, $13.2 million resulting from the Company's strategy of expanding capacity and improving operating efficiencies.

         The Company anticipates that the funds necessary for compliance with the Bank's working capital requirements and future capital expenditures will be derived from the net proceeds of a stock offering that was completed in 1996, Company depreciation, unit retains, non-patronage income, and long-term borrowing. Those costs not covered through the stock offering will be funded through a long-term debt agreement, with the Bank who is the principal lender. The long-term debt created by this expansion will be repaid with funds generated through depreciation, income tax savings, and reduced costs per cwt of production. (Depreciation expense is a non-cash expense that under the Company's accounting procedures reduces the amounts available for payments to the Company's members. The resources represented by such non-cash expenses are available as a source of working capital for the Company, which may be used for payment of long-term debt.) The strategic plan of the Company calls for the economies of scale generated by the expansion project to first be applied to the long-term debt associated with the project. The initial operational savings and working capital considerations will be used to pay off the incremental debt for the project. After the incremental long-term debt has been satisfied, the Company believes that the shareholders will see the savings through operations and other working capital considerations being reflected in higher per ton beet payments, all other factors affecting the per ton payments being equal. As discussed elsewhere in this report, the Company currently believes that the expansion program will provide the Company with certain processing efficiencies and resulting financial benefits. However, the Company cannot say with certainty that the Company's financial performance following the expansion will exceed the Company's historical performance. The Company's beliefs with regard to the benefits of the expansion plan are based on the Company's expectations regarding the increased processing efficiencies which the Company hopes to obtain; the actual production results, processing efficiencies and resulting financial performance obtained as a result of factors such as changes in the costs of production, differences in the price obtained upon sales of the Company's products, changes in the regulatory and market environment in which the Company operates and a variety of other factors beyond the Company's control.

         In fiscal 1996, the Company was able to secure a lease from Richland County, North Dakota funded by low interest, fifteen year tax exempt solid waste disposal bonds in the amount of $12.0 million with zero principal amortization for the first three years and $1.0 million per year of principal amortization for the next 12 years. These bonds were required to be secured by a Letter of Credit from a non-government agency bank (Norwest Bank North Dakota) who in turn was secured by a Letter of Credit from the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product and/or reduce the amount of solid waste produced by a manufacturing plant. In the Company's primary case, the funds were used to fund further manufacturing of a by-product to produce a salable product. (See Part 1, Item 1 "MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLANS".)


COMPARISON OF THE YEARS ENDED AUGUST 31, 1997, AND 1996

         Revenue for the year ended August 31, 1997 increased 22% or $25.4 million from 1996. Revenue from total sugar sales increased 4.2% reflecting a 5.8% increase in the average selling price per cwt and a 1.6% decrease in cwt. sold. Revenue from pulp sales decreased 2.8% reflecting an increase of 10.7% in volume and 12.2% decrease in the average selling price per ton. Revenue from molasses sales increased 4.3% reflecting a 3.0% increase in volume and an increase of 1.3% in the average selling price per ton.

         Revenues from yeast sales decreased 7.6% reflecting a decrease in volume of 9.0% and an increase of 1.6% in the average selling price per pound. Finished product inventories increased $13.8 million in 1997 primarily due higher volumes of ending sugar inventory.

         Cost of product sold, exclusive of payments for sugar beets, increased $2.6 million. The increase is primarily due to the increased non-allocated costs such as plant depreciation, taxes and insurance. Sales and Distribution costs increased $1.9 million. General and Administrative expenses increased $0.4 million. Interest expense increased $1.4 million.

         Non-member business income decreased $2.0 million in fiscal year 1997. This decrease was primarily due to the recording of losses generated from the Company's investment in ProGold, and to decreased net income from the Minn-Dak Yeast Company, Inc. subsidiary operations.

         Net payments to members for sugar beets increased by $17.0 million in 1997. This increase was primarily due to a higher volume and higher quality of the beets delivered by members in 1997 versus 1996, and because of higher selling prices for sugar.


COMPARISON OF THE YEARS ENDED AUGUST 31, 1996, AND 1995

         Revenue for the year ended August 31, 1996 decreased $18.9 million from 1995. Revenue from total sugar sales decreased 0.8% reflecting a 2.5% increase in the average selling price per cwt and a 3.3% decrease in cwt. sold. Revenue from pulp sales decreased 10.5% reflecting a reduction of 19.9% in volume and 11.7% increase in the average selling price per ton. Revenue from molasses sales decreased 3.9% reflecting a 6.2% decrease in volume and an increase of 2.4% in the average selling price per pound. The decrease in volumes for sugar, pulp and molasses was primarily due to the lower quality (sugar and purity) of the beets delivered and quantity (tons) delivered for 1996.

         Revenues from yeast sales increased 26.2% reflecting an increase in volume of 46.2% and a decrease of 4.8% in the average selling price per pound. Finished product inventories decreased $7.9 million in 1996 primarily due to the 1995 fiscal year crop having domestic marketing quota's imposed on it and having that excess quota sugar sold during the 1996 fiscal year.

         Cost of product sold, exclusive of payments for sugar beets, increased $.6 million. Sales and Distribution costs increased $.7 million. General and Administrative expenses decreased $.2 million. Interest expense increased $.1 million.

         Non-member business income increased $1.4 million in fiscal year 1996. This increase was primarily due to increased net income from the Minn-Dak Yeast Company subsidiary operations. Minn-Dak Yeast Company, Inc. had encountered difficult operating conditions in fiscal year 1995 due to sterilization problems that plagued plant operations for most of the year. That resulted in reduced throughput, higher operating costs and reduced income. By fiscal year end 1995 the problem had been solved and production volumes were back to normal and unit costs were down.
This resulted in more normal net income levels for fiscal year 1996.

         During the fiscal year ended August 31, 1995, the Company recognized a loss on disposition of fiber assets of $.9 million. The Company had been involved in a value-added project where dietary fiber for human consumption under the trade name of Fibrex would be produced from its beet pulp by-product. After building a production facility and marketing the product for a number of years, sufficient sales volume at reasonable prices did not appear obtainable. One of the major marketing considerations was the inability to get GRAS status from the FDA. In fiscal year 1995 the Company elected to discontinue with its attempts to obtain GRAS status and took the necessary steps to discontinue operations and redirect the use of the assets.

         Net payments to members for sugar beets decreased by $20.0 million in 1996. This decrease was primarily due to the lower quality (sugar and purity) of the beets delivered and quantity (tons) delivered for 1996.

ESTIMATED FISCAL YEAR 1998 INFORMATION

         The agreements between the Company and its members regarding the delivery of sugar beets to the Company require payment for members' sugar beets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugar beets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugar beets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1997 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugar beets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1997 sugar beet crop, the net selling price for the sugar and by-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop, are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

         The recently completed harvest of the sugar beet crop grown during 1997 produced a total of 1,721,240 tons of sugar beets. The sugar content on the 1997 crop is 17.94%. The Company expects to produce a total of approximately 4,651,500 hundredweight of sugar from the 1997 sugar beet crop.

         Based on marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.50 per hundredweight.

         From the revenues generated from the sale of products produced from each ton of sugar beets must be deducted the Company's operating and fixed costs, which are currently estimated to be $26.61 per ton. The deduction of those operating costs results in an estimated gross beet payment of $41.68 per ton of sugar beets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota


We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative) as of August 31, 1997, 1996, and 1995, and the related consolidated statements of operations, changes in members' investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 1997, 1996, and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1997, 1996, AND 1995


                                                                        1997           1996           1995
                                                                    ------------   ------------   ------------
ASSETS

CURRENT ASSETS:
        Cash                                                        $  1,234,541   $    853,102   $    287,007
                                                                    ------------   ------------   ------------

        Current portion of long-term note receivable                     216,475
                                                                    ------------

        Receivables:
                Trade accounts                                        12,648,938     10,293,751     11,164,406
                Growers                                                2,818,976      2,840,447      2,250,380
                Income tax receivable                                    244,614
                                                                    ------------   ------------   ------------
                                                                      15,712,528     13,134,198     13,414,786
                                                                    ------------   ------------   ------------

        Advances to affiliate                                          1,909,616        780,442        731,196
                                                                    ------------   ------------   ------------

        Inventories:
                Refined sugar, pulp and molasses to be sold
                   on a pooled basis                                  21,576,181      7,748,715     15,660,336
                Nonmember refined sugar                                  112,301        468,322        109,613
                Yeast                                                     88,711        108,704         91,297
                Materials and supplies                                 4,698,784      4,026,951      4,108,359
                Other                                                     81,630         97,626        108,014
                                                                    ------------   ------------   ------------
                                                                      26,557,607     12,450,318     20,077,619
                                                                    ------------   ------------   ------------

        Deferred charges                                               1,249,154      1,119,274        939,868
                                                                    ------------   ------------   ------------

        Prepaid expenses                                               2,402,424      1,789,078      2,220,282
                                                                    ------------   ------------   ------------

        Property and equipment available for sale                        616,050        789,350        819,150
                                                                    ------------   ------------   ------------

                       Total current assets                           49,898,395     30,915,762     38,489,908
                                                                    ------------   ------------   ------------

PROPERTY, PLANT AND EQUIPMENT:
        Land and land improvements                                    16,545,767     11,956,354     10,167,650
        Buildings                                                     30,258,910     22,254,129     19,244,883
        Factory equipment                                             82,001,703     72,462,793     59,457,833
        Other equipment                                                2,810,128      2,200,809      1,851,931
        Construction in progress                                      24,156,551     22,352,000      6,047,195
                                                                    ------------   ------------   ------------
                                                                     155,773,059    131,226,085     96,769,492
                Less accumulated depreciation                         51,523,574     48,551,028     45,686,542
                                                                    ------------   ------------   ------------
                                                                     104,249,485     82,675,057     51,082,950
                                                                    ------------   ------------   ------------

LONG-TERM NOTES RECEIVABLE, NET OF
   CURRENT PORTION                                                     2,381,228
                                                                    ------------

OTHER ASSETS:
        Investments restricted for capital lease projects              4,058,048      7,514,242
        Investment in stock of other corporations, unconsolidated
           marketing subsidiaries and other cooperatives               9,425,112     12,663,265      6,239,135
        Deferred income taxes                                          3,450,000      3,450,000      3,450,000
        Other                                                            923,383      1,051,761        728,760
                                                                    ------------   ------------   ------------
                                                                      17,856,543     24,679,268     10,417,895
                                                                    ------------   ------------   ------------

                                                                    $174,385,651   $138,270,087   $ 99,990,753
                                                                    ============   ============   ============


See Notes to Consolidated Financial Statements.

                                                                                        1997             1996            1995
                                                                                   -------------    -------------   -------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
        Short-term notes payable                                                   $  19,890,000    $               $  13,877,000
                                                                                   -------------    -------------   -------------

        Current portion of long-term debt                                              2,512,500        2,512,500       2,428,523
                                                                                   -------------    -------------   -------------

        Accounts payable:
                Trade                                                                  4,229,434        6,622,505       3,112,788
                Growers                                                                8,334,605        6,063,827       6,506,163
                                                                                   -------------    -------------   -------------
                                                                                      12,564,039       12,686,332       9,618,951
                                                                                   -------------    -------------   -------------

        Advances from affiliate                                                        1,792,889        1,202,466       1,064,005
                                                                                   -------------    -------------   -------------

        Salaries and Wages                                                               828,542          788,095         667,282
        Unmatured Interest Payable                                                       875,029          581,445         424,969
        Other Accrued Liabilities                                                      1,271,987        1,299,479       1,113,915
                                                                                   -------------    -------------   -------------
                Total Accrued Liabilities                                              2,975,558        2,669,019       2,206,166
                                                                                   -------------    -------------   -------------

                       Total current liabilities                                      39,734,986       19,070,317      29,194,645

LONG-TERM DEBT, NET OF CURRENT PORTION                                                47,797,917       48,810,417      25,840,308

OBLIGATION UNDER CAPITAL LEASE                                                        12,000,000       12,000,000

OTHER                                                                                    688,608          728,296         881,837

COMMITMENTS AND CONTINGENCIES (NOTE 12)                                                     --               --              --
                                                                                   -------------    -------------   -------------

                       Total liabilities                                             100,221,511       80,609,030      55,916,790
                                                                                   -------------    -------------   -------------


MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                517,727          337,439          81,529
                                                                                   -------------    -------------   -------------


MEMBERS' INVESTMENT:
        Preferred stock:
                Class A - 100,000 shares authorized in 1997 and 1996, and 75,000 shares authorized in 1995, $105 par value; 66,967 58,525, and
                   52,000 shares issued and outstanding in 1997, 1996, and 1995,
                   respectively                                                        7,031,535        6,145,125       5,460,000
                Class B - 100,000 shares authorized in 1997 and 1996, and
                   75,000 shares authorized in 1995, $75 par value; 66,967
                   58,525, and 52,000 shares issued and outstanding in 1997,
                   1996, and 1995, respectively                                        5,022,525        4,389,375       3,900,000
                Class C - 100,000 shares authorized in 1997 and 1996, and
                   75,000 shares authorized in 1995, $76 par value; 66,967
                   58,525, and 52,000 shares issued and outstanding in 1997,
                   1996, and 1995, respectively                                        5,089,492        4,447,900       3,952,000
                                                                                   -------------    -------------   -------------
                                                                                      17,143,552       14,982,400      13,312,000
        Common stock, 600 shares authorized in 1997 and 1996, and 440 shares authorized in 1995; $250 par value; issued and outstanding, 481, 481,
           and 346, shares in 1997, 1996, and 1995, respectively                         120,250          120,250          86,500
        Paid in capital in excess of par                                              23,753,005       10,296,457
        Unit retention capital                                                         6,739,547        6,262,469       5,421,441
        Qualified allocated patronage                                                  3,731,381        3,370,385       4,296,400
        Nonqualified allocated patronage                                              22,847,263       21,925,006      21,507,010
        Retained earnings (deficit)                                                     (688,585)         366,651        (630,917)
                                                                                   -------------    -------------   -------------
                                                                                      73,646,413       57,323,618      43,992,434
                                                                                   -------------    -------------   -------------

                                                                                   $ 174,385,651    $ 138,270,087   $  99,990,753
                                                                                   =============    =============   =============


MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995



                                                                               1997             1996            1995
                                                                           -------------    -------------   -------------
REVENUE:
        From sales of sugar, sugar by-products, Fibrex, yeast and resale
           commodities, net of discounts,                                  $ 139,729,701    $ 114,334,522   $ 133,301,561
                                                                           -------------    -------------   -------------

EXPENSES:
        Production costs of sugar, by-products, Fibrex, yeast and
           resale commodities sold                                            33,446,952       30,872,535      30,318,782
        Sales and distribution costs                                          21,822,495       19,955,374      19,302,651
        General and administrative                                             4,567,869        4,213,379       4,412,248
        Interest                                                               4,315,823        2,898,338       2,972,574
        Loss on disposition of fiber assets                                                                       897,742
                                                                           -------------    -------------   -------------
                                                                              64,153,139       57,939,626      57,903,997
                                                                           -------------    -------------   -------------

OTHER INCOME (EXPENSE)                                                        (1,337,294)         476,775          23,982
                                                                           -------------    -------------   -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NON-MEMBER BUSINESS                                                     $  74,239,268    $  56,871,671   $  75,421,546
                                                                           =============    =============   =============

DISTRIBUTION OF NET PROCEEDS:
        Credited to members' investment:
                Components of net income:
                       Income (loss) from non-member business              $  (1,055,236)   $     929,738   $    (558,608)
                       Patronage income                                        4,382,934        1,620,262       1,493,359
                                                                           -------------    -------------   -------------
                               Net income                                      3,327,698        2,550,000         934,751

                Unit retention capital                                           948,246        1,389,899       1,636,105
                                                                           -------------    -------------   -------------
                       Net credit to members' investment                       4,275,944        3,939,899       2,570,856

        Payments to members for sugarbeets, net of unit
           retention capital                                                  69,963,324       52,931,772      72,850,690
                                                                           -------------    -------------   -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                                      $  74,239,268    $  56,871,671   $  75,421,546
                                                                           =============    =============   =============


See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENT
FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995



                                                                    PAID IN CAPITAL
                                                                       PREFERRED        COMMON        IN EXCESS OF
                                                                         STOCK           STOCK         PAR VALUE
                                                                      ------------    ------------    ------------
BALANCE, AUGUST 31, 1994                                              $ 13,312,000    $     86,250

COMMON STOCK:
          Sales (4 shares)                                                                   1,000
          Repurchases (3 shares)                                                              (750)

UNIT RETENTION CAPITAL:
          Revolvement
          Proceeds

REVOLVEMENT OF PRIOR YEARS' ALLOCATED
   PATRONAGE

ECONOMIC DEVELOPMENT GRANT RECEIVED
   BY INVESTEE

NET INCOME FOR THE YEAR ENDED
   AUGUST 31, 1995

ACCRUED PAYMENT OF CURRENT YEAR'S QUALIFIED
   ALLOCATED PATRONAGE
                                                                      ------------    ------------

BALANCE, AUGUST 31, 1995                                                13,312,000          86,500

STOCK:
          Sales - common (10 shares)                                                         2,500
          Repurchases - common (12 shares)                                                  (3,000)
          Stock offering (137 common shares, 6525 preferred shares)      1,670,400          34,250      10,400,850
          Stock issue costs                                                                               (104,393)

UNIT RETENTION CAPITAL:
          Revolvement
          Proceeds

REVOLVEMENT OF PRIOR YEARS' ALLOCATED PATRONAGE

ECONOMIC DEVELOPMENT GRANT RECEIVED BY INVESTEE

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1996

ACCRUED PAYMENT OF CURRENT YEAR'S QUALIFIED
   ALLOCATED PATRONAGE
                                                                      ------------    ------------    ------------

BALANCE, AUGUST 31, 1996                                                14,982,400         120,250      10,296,457

STOCK:
          Sales - common (8 shares)                                                          2,000
          Repurchases - common (8 shares)                                                   (2,000)
          Sales - preferred (8,442 shares)                               2,161,152                      13,456,548

UNIT RETENTION CAPITAL:
          Revolvement
          Proceeds

REVOLVEMENT OF PRIOR YEARS' ALLOCATED PATRONAGE

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1997

ACCRUED PAYMENT OF CURRENT YEAR'S QUALIFIED
   ALLOCATED PATRONAGE
                                                                      ------------    ------------    ------------

BALANCE, AUGUST 31, 1997                                              $ 17,143,552    $    120,250    $ 23,753,005
                                                                      ============    ============    ============



        UNIT        QUALIFIED      NON-QUALIFIED     RETAINED
      RETENTION     ALLOCATED        ALLOCATED       EARNINGS
       CAPITAL      PATRONAGE        PATRONAGE       (DEFICIT)        TOTAL
     -----------   ------------    ------------    ------------    ------------
     $ 4,513,590   $  5,751,400    $ 20,611,593    $   (122,309)   $ 44,152,524


                                                                          1,000
                                                                           (750)


        (728,254)                                                      (728,254)
       1,636,105                                                      1,636,105


                     (1,617,000)       (147,942)                     (1,764,942)


                                                         50,000          50,000


                        450,000       1,043,359        (558,608)        934,751


                       (288,000)                                       (288,000)
----------------   ------------    ------------    ------------    ------------
       5,421,441      4,296,400      21,507,010        (630,917)     43,992,434


                                                                          2,500
                                                                         (3,000)
                                                                     12,105,500
                                                                       (104,393)


        (548,871)                                                      (548,871)
       1,389,899                                                      1,389,899

                     (1,239,315)       (720,266)                     (1,959,581)

                                                         67,830          67,830

                        482,000       1,138,262         929,738       2,550,000


                       (168,700)                                       (168,700)
----------------   ------------    ------------    ------------    ------------
       6,262,469      3,370,385      21,925,006         366,651      57,323,618


                                                                          2,000
                                                                         (2,000)
                                                                     15,617,700


        (471,168)                                                      (471,168)
         948,246                                                        948,246

                     (1,027,404)     (1,324,677)                     (2,352,081)

                      2,136,000       2,246,934      (1,055,236)      3,327,698


                       (747,600)                                       (747,600)
----------------   ------------    ------------    ------------    ------------

$      6,739,547   $  3,731,381    $ 22,847,263    $   (688,585)   $ 73,646,413
================   ============    ============    ============    ============


MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995


                                                                                        1997           1996             1995
                                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Income allocated to members' investment                                     $  3,327,698    $  2,550,000    $    934,751
        Add (deduct) noncash items:
                Depreciation and amortization                                          4,458,900       3,061,758       2,874,476
                Equipment disposals - loss                                               301,851          51,765         893,990
                Discount on redemption of estate payout                                  (55,407)
                Noncash investment in Progold                                           (186,977)
                Net loss allocated from unconsolidated marketing
                   subsidiaries                                                        1,630,249          91,083          95,558
                Noncash portion of patronage capital credits                            (652,922)       (562,047)       (373,096)
                Retention of nonqualified unit retains                                   948,246       1,389,899       1,636,105
                Deferred income taxes                                                                                    550,000
                Decrease (increase) in cash surrender of officer life insurance          (36,170)          9,904           1,394
                Changes in operating assets and liabilities:
                      Accounts receivable and advances                                (3,449,354)        231,342      (4,801,087)
                      Inventory and prepaid expenses                                 (14,720,635)      8,058,505     (10,668,452)
                      Deferred charges                                                  (129,880)       (212,795)         76,796
                      Other assets                                                                       (20,719)        (15,022)
                      Accounts payable, advances, and accrued liabilities                 33,634       3,331,198         544,826
                                                                                    ------------    ------------    ------------
                              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (8,530,767)     17,979,893      (8,249,761)
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from disposition of property, plant and equipment                         5,474           4,055          35,541
        Capital expenditures                                                         (22,249,794)    (30,066,812)    (12,057,422)
        Proceeds from sale of investments                                                 31,160
        Investment in stock of other corporations, unconsolidated
           marketing subsidiaries and other cooperatives                                (583,117)     (5,915,938)     (1,714,408)
        Net proceeds from patronage refunds and equity revolvements                       32,762          30,601          45,859
        Minority interest in equity of subsidiaries                                      180,289         255,910         (84,057)
                                                                                    ------------    ------------    ------------
                              NET CASH USED BY INVESTING ACTIVITIES                  (22,583,226)    (35,692,184)    (13,774,487)
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale and repurchase of common stock, net                                                            (500)            250
        Net proceeds from issuance of short-term debt                                 19,890,000     (13,877,000)     12,615,000
        Proceeds from issuance of long-term debt                                                      29,000,000      13,500,000
        Proceeds from sale of stock                                                   15,617,700      12,001,107
        Payment of financing fees                                                       (185,671)       (406,111)
        Payment of long-term debt                                                     (1,012,500)     (5,945,914)     (2,326,615)
        Payment of unit retains and allocated patronage                               (2,814,097)     (2,493,196)     (2,272,332)
                                                                                    ------------    ------------    ------------
                              NET CASH PROVIDED BY FINANCING ACTIVITIES               31,495,432      18,278,386      21,516,303
                                                                                    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                          381,439         566,095        (507,945)

CASH, BEGINNING OF YEAR                                                                  853,102         287,007         794,952
                                                                                    ------------    ------------    ------------

CASH, END OF YEAR                                                                   $  1,234,541    $    853,102    $    287,007
                                                                                    ============    ============    ============


(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS - PAGE 2


                                                                                1997           1996          1995
                                                                            ------------   ------------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash payments for:
                Interest                                                    $ 3,683,034    $  2,472,853   $ 2,335,411
                                                                            ===========    ============   ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
        Board approval of unit retention capital and allocated patronage
           revolvement                                                      $ 2,658,897    $  2,508,452   $ 2,493,196
                                                                            ===========    ============   ===========

        Transfer of property and equipment available for sale to property
           and equipment                                                    $    22,850
                                                                            ===========

        Acquisition of property                                             $   267,000
        Issuance of notes receivable                                          2,597,703
        Issuance of long-term advances                                          102,295
                                                                            -----------
        Reduction of investment                                             $ 2,966,998
                                                                            ===========

        Board approval of distribution of cash portion of qualified
           allocated patronage                                              $   719,600    $    168,700   $   288,000
                                                                            ===========    ============   ===========

        Increase in investment in unconsolidated marketing subsidiary by
           increasing accounts payable                                      $      --      $       --     $   593,819
                                                                            ===========    ============   ===========

        Increase in investment from receipt of Economic Development Grant   $      --      $     67,830   $    50,000
                                                                            ===========    ============   ===========

        Transfer of property and equipment to property and equipment
           available for sale                                               $      --      $       --     $   819,150
                                                                            ===========    ============   ===========

        Acquisition of equipment under capital lease                        $ 3,456,194                   $ 4,485,758
        Acquisition of investment restricted for capital lease projects       7,514,242
        Reduction in investment restricted for capital lease projects        (3,456,194)
                                                                            -----------    ------------
        Proceeds from issuance of obligation under capital lease            $      --      $ 12,000,000   $      --
                                                                            ===========    ============   ===========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         CONCENTRATIONS OF RISK

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

Indirect costs capitalized were $449,149, $435,686, and $133,550 for the years ended August 31, 1997, 1996, and 1995. Construction-period-interest capitalized for the years ended August 31, 1997, 1996, and 1995, were $953,944, $669,347, and $8,217, respectively.

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

Income Taxes - A consolidated federal income tax return is filed for the cooperative and its subsidiary. Deferred income taxes are provided for in the timing of certain temporary deductions/increases for financial and income tax reporting purposes. Significant temporary differences are as follows:

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

Reclassifications - Certain amounts have been reclassified in the 1995 and 1996 financial statements. The reclassifications have no effect on the results of operations.


NOTE 2 - NATURE OF OPERATIONS AND CONCENTRATION OF CREDIT RISK

Nature of Operations - Minn-Dak is a North Dakota Cooperative Corporation owned by its member-growers for the purpose of processing sugarbeets and marketing sugar and by-products. Minn-Dak Yeast is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

The majority of the net proceeds from Minn-Dak are from member business, whereas Minn-Dak Yeast is considered non-member business.

Credit risk - The cooperative and subsidiary grant credit to food processors located throughout the United States. In addition, the cooperative grants credit to members for sugarbeet seed, located in North Dakota and Minnesota.


NOTE 3 - NOTES RECEIVABLE

The cooperative's note receivable is due from Southern Minnesota Beet Sugar Cooperative. The note receivable is unsecured, with a variable interest rate, currently 8.25%, due August 31, 2010. The notes are subordinated to St. Paul Bank for Cooperatives. The note represents the equalization of the distribution of certain property and equipment from United Sugars to its members (Minn-Dak, American Crystal and Southern Minnesota) on August 31, 1997.


NOTE 4 - INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

                                      1997          1996          1995

United Sugars Corporation         $  820,641    $ 3,292,816    $1,293,969
Midwest Agri-Commodities              11,748         40,835        71,212
ProGold, LLC                       3,920,776      5,246,666     1,331,158
St. Paul Bank for Coops            2,505,512      2,151,143     1,802,422
R.S.R. Electric Cooperative        2,134,431      1,870,859     1,689,940
Other                                 32,004         60,946        50,434
                                  ----------    -----------    ----------
Total                             $9,425,112    $12,663,265    $6,239,135

On September 30, 1997, Cargill, Inc. signed a letter of intent to lease the ProGold facility. Upon finalizing the agreement, Cargill will take over operations and marketing of products produced by ProGold.


NOTE 5 - SHORT-TERM DEBT

Information regarding short-term debt at August 31, 1997, 1996, and 1995, is as follows:

                                            1997           1996         1995

Seasonal loan with St. Paul Bank for
Cooperatives, due December 31, 1997,
interest variable, currently at 8.0%     $19,890,000    $       -    $13,877,000

The cooperative has a $50,000,000 seasonal line of credit with the St. Paul Bank for Cooperatives, of which there were advances against it of $19,890,000 and $13,877,000 at August 31, 1997, and 1995, respectively. The seasonal line of credit is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 1997, 1996, and 1995, are as follows:

                                               AUGUST 31
                                    1997          1996            1995

Maximum borrowings              $82,580,000    $59,566,800     $30,769,850

Average borrowing levels        $70,785,538    $50,578,800     $21,798,100

Average interest rates                 6.43%          6.25%           7.00%


NOTE 6 - LONG-TERM DEBT

Information regarding long-term debt at August 31, 1997, 1996, and 1995, is as follows:

                                              1997         1996       1995

Term loan with the St. Paul Bank for
Cooperatives, due in varying principal
repayments through September 30, 2008,
interest variable, currently at 7.21% to
8.34%, with a first lien on substantially
all property and equipment and current
assets of Minn-Dak                        $50,250,000  $51,250,000  $28,150,000

Term loan with Norwest Bank of North
Dakota, N.A., due August 31, 1997,
interest free, secured by equipment                                      33,415

Term loan with R.S.R. Electric
Cooperative, Inc., due October 12,
2002, interest free, unsecured                 60,417       72,917       85,416
                                          -----------  -----------  -----------
                                           50,310,417   51,322,917   28,268,831
Less current maturities                    (2,512,500)  (2,512,500)  (2,428,523)
                                          -----------  -----------  -----------
                                          $47,797,917  $48,810,417  $25,840,308
                                          ===========  ===========  ===========

As to the loan with the St. Paul Bank for Cooperatives, the cooperative has agreed to the following significant loan conditions:

1. Invest in Class C or other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank.

2. Maintain working capital of not less than $6.75 million, maintain a current ratio of not less than 1.2:1.0, and maintain a long-term debt to equity ratio of no greater than 1:1.

3. Obtain prior consent from the bank to pay cash patronage dividends in excess of 35% of qualified patronage income as required by the Internal Revenue Service to qualify the entire patronage dividend as an income tax deduction.

Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 1997, 1996, and 1995.

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

Interest expense, net of amount capitalized, totaled $4,317,175, $2,898,338, and $2,972,574 for 1997, 1996, and 1995, respectively. Interest capitalized totaled $953,944, $669,347 and $8,217 for 1997, 1996, and 1995, respectively.

Principal amounts due on all the cooperative's long-term debt are as follows:

   Years Ending August 31:

         1998                              $ 2,512,500
         1999                                4,787,500
         2000                                4,787,500
         2001                                4,787,500
         2002                                4,785,417
         Thereafter                         28,650,000
                                           -----------
                                           $50,310,417
                                           ===========

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

During the current year, the cooperative entered into a capital lease with Richland County, North Dakota for equipment relating to solid waste disposal. The county has financed the leased assets with a bond issue and accordingly have structured the cooperative's lease payments to correspond with the bond issue's interest and principal requirements. Details relative to the cooperative's obligations under the lease agreement are as follows:

                                  1997
                                  Final     Current                     1996
         Payee        Interest   Maturity   Portion       Total         Total

Richland County, ND     4.85%      1/11   $  582,000   $16,927,935   $17,509,844

Less amount representing
  interest                                   582,000     4,927,935     5,509,844
                                          ----------   -----------   -----------

                                          $        -   $12,000,000   $12,000,000
                                          ==========   ===========   ===========

Minimum future principal payments required on the obligations under capital leases are as follows:

Years Ending August 31:

         2000                       $   730,000
         2001                           775,000
         2002                           815,000
         Thereafter                   9,680,000
                                    -----------
                                    $12,000,000
                                    ===========

Currently, the assets subject to the lease agreement are being constructed and accordingly are recorded as construction in progress and investments restricted for capital projects.

NOTE  8 - MEMBERS' INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a "member-producer," as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one unit of preferred stock for each base acre of sugar beet crops grown under a grower's contract with Minn-Dak. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and nondividend bearing. All transfers and sales of stock must be approved by the board of directors. During the fiscal year 1995, the board of directors voted and approved to offer additional common stock at $250 per share and 20,200 units of its preferred stock at $1,850 per unit. 137 common shares were sold in January 1996. The cooperative called for the payment on 6,525 and 8,442 preferred stock units in January 1996, and 1997, respectively. The cooperative plans to call for payment of the remaining 5,233 preferred stock units in January 1998.

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

For the year ended August 31, 1997, Minn-Dak had retained $753,329 and $194,917, respectively for sugar silo storage and frozen beet storage. For the year ended August 31, 1996, Minn-Dak had retained $1,389,899 for sugar silo storage and frozen beet storage. For 1997, and 1996, the retainage is based on $.50 per ton of beets delivered for sugar silo storage, and the lesser of the maximum obligation required or $.50 per ton of beets delivered for frozen beet storage. For the year ended August 31, 1995, Minn-Dak retained $1,636,105 for sugar silo storage and frozen beet storage. The 1995 retainage is based on $1.00 per ton of beets delivered

During the year ended August 31, 1995, Minn-Dak revolved 70% of the unit retains and allocated patronage for the fiscal year ended August 31, 1989, totaling $2,493,196.

During the year ended August 31, 1996, Minn-Dak revolved the remaining 30% of the unit retains and allocated patronage for the fiscal year ended August 31, 1989, and 35% for the fiscal year ended August 31, 1990, totaling $2,508,452.

During the year ended August 31, 1997, Minn-Dak revolved the remaining 65% of the unit retains and allocated patronage for the fiscal year ended August 31, 1990, totaling $2,658,897. In addition, unit retains and allocated patronage owned by an estate were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $164,352, and the present value of the estimated future redemptions.

NOTE  9 - INCOME TAXES

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, 1997, 1996, and 1995, are as follows:

                                            1997         1996        1995
Deferred tax assets:
--------------------
Non-qualified unit retains and allocated
  patronage due to members              $11,700,000  $10,600,000  $10,300,000
Other                                     1,000,000    1,300,000      880,000
                                        -----------  -----------  -----------
Gross deferred tax assets                12,700,000   11,900,000   11,180,000
Less valuation allowance                 (1,120,000)  (1,200,000)  (1,440,000)
                                        -----------  -----------  -----------
   Total deferred tax assets             11,580,000   10,700,000    9,740,000
                                        -----------  -----------  -----------

Deferred tax liabilities:
-------------------------
Depreciation                              6,860,000    6,200,000    5,320,000
Non-qualified patronage credits from
  investment in cooperatives                920,000      750,000      665,000
Other                                        50,000                     5,000
                                        -----------  -----------  -----------
   Total deferred tax liabilities         7,830,000    6,950,000    5,990,000
                                        -----------  -----------  -----------
                                        $ 3,750,000  $ 3,750,000  $ 3,750,000
                                        ===========  ===========  ===========

Classified as follows:
Current asset                           $   300,000  $   300,000  $   300,000
Long-term asset                           3,450,000    3,450,000    3,450,000
                                        -----------  -----------  -----------
     Net deferred tax asset             $ 3,750,000  $ 3,750,000  $ 3,750,000
                                        ===========  ===========  ===========

The cooperative has had non-member income tax losses. These losses have been used to offset member income. Accordingly, there is no provision for (benefit from) income taxes recorded for the years ended August 31, 1997, 1996, and 1995.

NOTE 10 - EMPLOYEES' PENSION PLAN

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

The 1997, 1996, and 1995, assumed discount rate was 8%. The expected long-term rate of return on plan assets was estimated to be 8% per year and future salary increases were estimated to be 5.5% per year.

The assets of the cooperative plan are maintained via insurance contracts with Lincoln National Life Insurance Company of Fort Wayne, Indiana, and mutual funds with Strong Funds of Milwaukee, Wisconsin.

The following table sets forth the plan's funded status at August 31, 1997, 1996, and 1995:

                                          1997           1996          1995

Actuarial present value of benefit obligations:
Vested benefit obligation             $(5,177,415)   $(4,130,135)   $(3,472,526)
                                      ===========    ===========    ===========

Accumulated benefit obligation        $(5,219,255)   $(4,314,938)   $(3,556,608)
                                      ===========    ===========    ===========

Projected benefit obligation          $(8,638,721)   $(7,096,231)   $(5,531,507)
Plan assets at fair value               6,414,126      5,514,202      4,589,336
                                      -----------    -----------    -----------
Projected benefit obligation
  in excess of plan assets             (2,224,595)    (1,582,029)      (942,171)
Unrecognized net (gain)/loss            1,179,157        523,555        (87,710)
Unrecognized prior service cost           519,689        574,562        629,435
Unrecognized net asset at adoption date
  (September 1, 1987)                    (118,013)      (136,279)      (154,509)
                                      -----------    -----------    -----------
Pension liability                        (643,762)      (620,191)      (554,955)
  Less current portion                    194,929        144,213        158,407
                                      -----------    -----------    -----------
Long-term pension liability           $  (448,833)   $  (475,978)   $  (396,548)
                                      ===========    ===========    ===========

The net periodic pension cost for the years ended August 31, 1997, 1996, and 1995, includes the following components:


                                             1997        1996        1995
Service cost-benefits earned during
   the period                             $ 394,073   $ 313,069   $ 321,773
Interest cost on projected benefit
   obligation                               549,957     442,520     377,445
Actual return on plan assets               (645,048)   (753,673)    103,874
Net amortization and deferral               225,476     421,406    (314,313)
                                          ---------   ---------   ---------

       Net periodic pension cost          $ 524,458   $ 423,322   $ 488,779
                                          =========   =========   =========


NOTE 11 - ENVIRONMENTAL MATTERS

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


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Minn-Dak is expanding its plant facilities as part of a three-year plan, and has contracted for approximately $70,000,000. As of August 31, 1997, Minn-Dak has incurred approximately $65,000,000 and was committed to an additional $5,000,000.

Minn-Dak is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the company's financial position, results of operations or cash flows.

Minn-Dak participates in a multi-employer, self-funded employee medical insurance plan with Minn-Dak Yeast Company and Midwest Agri-Commodities Company. The terms of the plan call for the reimbursements to the plan administrator for all claims paid, up to a maximum amount of $30,000 per employee per year and an aggregate maximum of $1,600,000 per year.

NOTE 13 - INVESTMENT IN MARKETING COOPERATIVES

Minn-Dak has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

Minn-Dak's ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. Minn-Dak provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 1997, 1996, and 1995, Minn-Dak had advanced $16,327,321, $14,948,115, and $16,334,843, respectively.
Minn-Dak had outstanding advances due to United of $1,792,889, $1,202,466, and $1,064,005 for the years ended August 31, 1997, 1996, and 1995, respectively.

In September, 1997, United Sugars and United States Sugar Corporation (USSC) entered into an agreement pursuant to which USSC will become an equity member of United Sugars. The actual equity investment will be adjusted based upon relative annual sugar volume marketed by United Sugars.

Under the arrangement, United Sugars will market all sugar produced by USSC under approximately the same terms as now done for other members. USSC is presently constructing a cane sugar refining production facility at Clewiston, Florida that is expected to be in operation in June 1998 and have annual capacity of approximately 10 million hundredweight.

In the interim period before closing on the agreement takes place, United Sugars and USSC have entered into a stand-by output agreement pursuant to which United Sugars purchases refined sugar from USSC and resells such sugar at a similar price to that paid to the present members on a net basis.

Minn-Dak has a one-third ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced is sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $1,627,978, $2,157,891, and $1,777,508, respectively, during the years ended August 31, 1997, 1996, and 1995. Minn-Dak had outstanding advances due from Midwest of $1,907,333, $780,442, and $731,196 as of August 31, 1997, 1996, and 1995, respectively. The owners are guarantors of the short-term line of credit Midwest has with the St. Paul Bank for Cooperatives (bank).

NOTE 14 - OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31 under these obligations are approximately as follows:

         1998                                     $1,016,000
         1999                                        502,000
         2000                                        495,000
         2001                                        484,000
         2002                                        483,000
         Thereafter                                  854,000


Operating lease and contract expenses for the years ended August 31, 1997, 1996, and 1995, totaled approximately $662,000, $713,000, and $710,000, respectively.


NOTE 15 - STOCK TRANSFER RESTRICTION

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


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the company's financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, and current economic conditions, risk characteristics of various financial instruments and other factors. Changes in the assumptions could significantly affect the estimates.

The following methods and assumptions were used by the company to estimate fair value of the financial instruments, and the estimated fair values of the company's financial instruments as of August 31, 1997, 1996, and 1995, are as follows:

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

Obligations under capital leases - The fair value of obligations under capital leases, was based on present value models using current financing rates available to the cooperative. At August 31, 1997, and 1996, the carrying value of obligations under capital leases was $12,000,000 and the estimated fair value was $9,800,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

         The table below lists the current directors of Minn-Dak Farmers Cooperative. The Board of Directors consists of one director from each district. Directors must be common shareholders or representatives of common shareholders belonging to the district they represent and are elected by the members of that district. In the case of a common shareholder who is other than a natural person, a duly appointed or elected representative of such common shareholder may serve as a director. The directors have been elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from three selected districts. Brief biographies for each of the directors and directors-elected are included after the table.

                                                                                       Term Expires
Name and Address                  Age     District                 Director Since      in December
----------------                  ---     --------                 --------------      -----------
Robert Breuer                     65      District #2 - Factory         1984                1998
  302 Mooreton Ave. North                 West
  Mooreton, ND  58061

Lawrence Deal                     60      District #8 - Lyngaas         1982                1997(1)
  Box 124AA
  Erhard, MN  56534

Michael Hasbargen                 52      District #4 - Factory         1993                1999
  RR #2, Box 71                           East
  Breckenridge, MN  56520

John Hought                       56      District #6 - Yaggie          1985                1997(2)
  RR #2, Box 9
  Foxhome, MN  56543

Victor Krabbenhoft                48      District #9 - Peet            1989                1998
  RR #2, Box 45
  Glyndon, MN 56547

Jack Lacey                        56      District #5 - Hawes           1993                1999
  RR #1, Box 66
  Wendell, MN  56590




Jerry Meyer                       59      District #1 - Tyler           1994                1997(3)
  1433 15th Street North
  Wahpeton, ND  58075

Edward Moen                       71      District #3 - Gorder          1989                1998
  17060 County Road 8
  Colfax, ND 58018

Paul Summer                       55      District #7 - Lehman          1993                1999
  RR #2, Box 84
  Herman, MN  56248

------------

1) Mr. Deal's term as a director of the Company from District #8-Lyngaas expires on December 9, 1997.

2) Mr. Hought's term as a director of the Company from District #6-Yaggie expires on December 9, 1997.

3) Mr. Meyer's term as director of the Company from District #1-Tyler expires on December 9, 1997.


         ROBERT BREUER has been a director since 1984 and is a former chairman. Mr. Breuer has been farming since 1958 near Mooreton, ND. He serves on the board of directors for Minn-Dak Yeast Company, Inc. and on the Mooreton City Council, Mooreton, ND.

         LAWRENCE DEAL has been a director since 1982 and is a former chairman and secretary. Mr. Deal has been farming near Doran, MN, since 1959. He is president of the American Sugarbeet Growers Association, Washington, DC.

         MICHAEL HASBARGEN has been a director since 1992 and is currently serving as board vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also serves on the board of directors of United Sugars Corporation and Midwest Agri-Commodities Company.

         JOHN HOUGHT has been a director since 1985. Mr. Hought has been farming near Foxhome, MN since 1959. He also serves on the board of directors for Minn-Dak Yeast Company, Inc.

         VICTOR KRABBENHOFT has been a director since 1989, currently serves as board chairman, and is a former vice chairman. Mr. Krabbenhoft has been farming near Glyndon, MN since 1971. He also serves on the board of directors for Midwest Agri-Commodities Company, United Sugars Corporation, and Minn-Dak Yeast Company, Inc.

         JACK LACEY has been a director since 1993. Mr. Lacey has been farming with his wife, Sharon, near Wendell, MN since 1963. He serves as one of Minn-Dak's representatives to the American Sugarbeet Growers Association in Washington, DC.

         JERRY MEYER has been a director since 1994. Mr. Meyer has been farming near Fairmount, ND since 1958. He also services on the board of directors for Minn-Dak Yeast Company.

         ED MOEN has been a director since 1989 and is currently serving as board treasurer. Mr. Moen has been farming near Galchutt, ND since 1945. He also serves on the board of directors for Midwest Agri-Commodities Company and United Sugars Corporation.

         PAUL SUMMER has been a director since 1993 and is currently serving as board secretary. Mr. Summer has been farming near Herman, MN since 1963. He also serves on the board for Midwest Agri-Commodities Company and United Sugars Corporation.

         The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $225.00 per meeting for regular and special board meetings, (ii) the greater of (a) $112.50 for any day in which directors partake in activities on the Company's behalf for under five hours or (b) $225.00 for any day in which directors partake in activities on the Company's behalf for five hours or more.
The Chairman of the Board of Directors also receives a flat $200.00 per month.



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


Name                         Age          Position
----                         ---          --------

Larry D. Steward             59           President and Chief Executive Officer

Steven M. Caspers            47           Executive Vice President and Chief
                                          Financial Officer

Thomas D. Knudsen            43           Vice President, Agriculture

John E. Groneman             61           Vice President, Engineering

Richard K. Richter           57           Vice President, Operations

Jerald W. Pierson            58           Personnel Director

Jeffrey L. Carlson           42           Director of Technical Services

John S. Nyquist              42           Purchasing Manager

Patricia J. Estes            57           Director of Communications

Kevin R. Shannon             43           Safety and Special Projects Director

         LARRY D. STEWARD joined Minn-Dak Farmers Cooperative in December 1990 as president and chief executive officer. Mr. Steward serves on the boards of United Sugars Corporation, and Midwest Agri-Commodities Company. He is chairman of the board of Minn-Dak Yeast Company, Inc. Mr. Steward is a trustee of United States Beet Sugar Association and a director on the board of the National Council of Farmer Cooperatives based in Washington, DC. Prior to joining Minn-Dak, Mr. Steward was Midwest sales manager for Harborlite Corporation. From 1963 to 1988 Mr. Steward was employed by Great Western Sugar Company, Denver, Colorado and from 1984 to 1988 he served as its vice president. Mr. Steward holds a degree in chemistry and math from the University of Nebraska, Kearney, Nebraska.

         STEVEN M. CASPERS is a graduate of the University of North Dakota with a Bachelor of Science in business administration and a major in accounting. He has been employed at Minn-Dak Farmers Cooperative since May 6, 1974 and is active in local and national civic and industry related boards and committees. He is president of Minn-Dak Yeast Company, Inc. and serves on the boards of directors of Midwest Agri-Commodities Company, United Sugars Corporation and ProGold.

         JOHN E. GRONEMAN is a graduate of Colorado State University with a Bachelor of Science in engineering. He began his experience in the sugar industry in 1960, this includes five years as a factory manager. Mr. Groneman began his employment with Minn-Dak Farmers Cooperative on March 1, 1974.

         THOMAS D. KNUDSEN is a graduate of North Dakota State University with a Bachelor of Science in horticulture and has attended the Beet Sugar Institute at Fort Collins, Colorado. He began employment with the Company on May 24, 1977.

         RICHARD R. RICHTER has completed both the beet and sugar end coursework of the Beet Sugar Institute of Fort Collins, Colorado. He began his sugar industry experience in 1958 with employment at Minn-Dak Farmers Cooperative beginning in August of 1976.

         JERALD W. PIERSON is a graduate of Black Hills State University with 29 years human resources experience beginning in 1968. He is active in numerous local civic and fraternal organizations including the Greater North Dakota Association, North Dakota Workers Compensation, and the North Dakota Job Service Employer Committee. He began his employment with the Company on March 15, 1982.

         JEFFREY L. CARLSON is a graduate of the University of Minnesota-Morris with a Bachelor of Arts in chemistry and the University of North Dakota with a Ph.D. in physical chemistry. He began his career as a research chemist and an assistant professor in 1986. Mr. Carlson began his employment with Minn-Dak Farmers Cooperative on June 4, 1990.

         JOHN S. NYQUIST attended the North Dakota State College of Science, majoring in accounting and computer programs. Mr. Nyquist began his purchasing and inventory control experience in 1975 in the Company storeroom. Mr. Nyquist is active in local civic and fraternal organizations and the National Association of Purchasing Managers. Mr. Nyquist began employment with Minn-Dak Farmers Cooperative on September 15, 1975.

         PATRICIA J. ESTES is a graduate of Moorhead State University with a Bachelor of Science in mass communications and Master of Arts in liberal arts. Ms. Estes is active in local civic organizations and began her publication-communications experience in 1973. Ms. Estes began full-time employment with the Company on December 26, 1989.

         KEVIN R. SHANNON attended Taylor Institute and Vanguard Vo-Tech, majoring in instrumentation. He is active in local civic organizations. Mr. Shannon began his technical and supervisory career in 1974. His employment with the Company began on June 1, 1983. Prior to becoming the safety and special projects director in September of 1992, Mr. Shannon was Minn-Dak's beet tare and quality lab supervisor.


ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 1997 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.


                           SUMMARY COMPENSATION TABLE

     Name and                                 Other Annual     Total
Principal Position  Year    Salary     Bonus  Compensation  Compensation
------------------  ----    ------     -----  ------------  ------------
                                        (1)

Larry Steward       1997   $192,562   $ 50,500   $17,304      $260,366
President & CEO     1996   $178,017   $ 48,900   $15,111      $242,028
                    1995   $169,802   $ 30,000   $37,741      $237,543

Steven Caspers      1997   $116,276   $ 25,500   $19,582      $161,358
EVP & CFO           1996   $111,365   $ 24,000   $19,562      $154,927
                    1995   $104,406   $ 22,000   $22,570      $148,976

-----------------------------

1) In addition to the salary and bonus described above, Mr. Steward and Mr. Caspers are provided with "Other Annual Compensation," which includes the value of the excess life insurance cost, individual LTD plan, sold vacation, and Company match of the 401(k) plan. In fiscal 1996, the company adopted a new policy where Supervisory, Professional and Management employees are required on or before their anniversary date in 1999, to attain and maintain their vacation and floating holiday hour combined balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.


         Management employees are eligible for performance bonuses, which are partially based upon on the performance of the Company and partially on achievement of certain management performance objectives. The President and CEO determine those performance objectives for officers and significant other management employees of the Company and by the Board of Directors for the President and CEO.

         The Company has entered into an employment agreement with Mr. Steward, which establishes his salary and benefits as an employee of the Company. The agreement may terminate on sixty days written notice by either party for any reason. Mr. Steward has been employed by the Company for seven years and, therefore, would be affected by the table limits on the qualified benefits table below.

         In 1992, the Company undertook a compensation review study to determine that its employees' compensation was commensurate with responsibilities of the various Company positions, and that the compensation was equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company's geographic region. A national compensation consultant called Hay Management Consultants performed the compensation review study. This study was made of all management employees, including Mr. Steward, and non-union employees. As of August 31, 1997 all employees' wages had been adjusted to levels consistent with the Hay Management Consultants findings and recommendations. The Company continues to consult with Hay Management Consultants in order to maintain fair and equitable compensation for its employees.

RETIREMENT PLANS

         Management employees are also eligible to participate in the Company's defined benefit retirement plan as well as its 401(k) retirement savings plan, each of which are described below.

         The Company has established a noncontributory, defined benefit retirement plan, which is available to all eligible employees of the Company. The benefits of the plan are funded by periodic contributions by the Company to a retirement trust that invests the contributions and earnings from such contributions to pay benefits to employees. The plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee's compensation level. See "Executive Compensation--Qualified Benefits Table." Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. The plan also provides for the payment of certain disability and death benefits.

         The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. Effective on April 1, 1995, the Company began providing a matching contribution of 25% of each employee's first 4% of compensation that is set aside under the plan. The match increases over time until it reaches 75% of the first 4% in the year 1999. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. During 1997, Federal law limited employee pre-tax income contributions to $9,500 for each participating employee. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married).

         Effective September 1, 1996 certain executive employees of the Company became eligible to participate in a "Supplemental Executive Retirement Plan." That plan was adopted by the Company's Board of Directors on January 21, 1997. Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits.


QUALIFIED BENEFITS TABLE

         The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

                          Years of Service
------------------------------------------------------------------
  Pension        15         20         25         30          35
Compensation     --         --         --         --          --
------------
 $125,000    $ 27,802    $ 37,070   $ 46,337   $ 55,604    $ 64,872
 $150,000    $ 33,802    $ 45,070   $ 56,337   $ 67,604    $ 78,872
 $175,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472
 $200,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472
 $225,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472
 $250,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472
 $275,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472
 $300,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472
 $325,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472
 $350,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472
 $375,000    $ 36,202    $ 48,270   $ 60,337   $ 72,404    $ 84,472

         The two executive officers named in the Summary Compensation Table have years of service under the plan as follows: Mr. Steward has served for 7 years; Mr. Caspers has served for 23 years.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information with respect to the ownership of shares of preferred stock as of November 21, 1997, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company's knowledge, as of November 21, 1997, no person owned beneficially more than 5% of the Company's outstanding shares and none of the principal officers listed above owned any such shares.


    Name               Position with Company     No. of Shares     %of Shares
    ----               ---------------------     -------------     ----------

Robert Breuer                Director                160          less than 1%

Lawrence Deal                Director                175          less than 1%

Michael Hasbargen            Director                375          less than 1%

John Hought                  Director                270          less than 1%

Victor Krabbenhoft           Director                228          less than 1%

Jack Lacey (1)               Director                250          less than 1%

Jerry Meyer                  Director                451          less than 1%

Ed Moen                      Director                180          less than 1%

Paul Summer (2)              Director                207          less than 1%

All Directors                                        2296         3.43%

(1) Mr. Lacey's shares are held and grown under the name of Jack Lacey Company.

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


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

         None

REPORTS ON FORM 8-K

         The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 1997.

EXHIBITS

Index
-----

**3(i) Articles of Amendment to the Articles of Incorporation of Minn-Dak Farmers Cooperative

 *3(ii)  Articles of Incorporation of Minn-Dak Farmers Cooperative

  3(iii) Amended Bylaws of Minn-Dak Farmers Cooperative

**10(a) Growers' Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)

 *10(b)   Uniform Member Marketing Agreement by and between United Sugars
         Corporation and Minn-Dak Farmers Cooperative

 *10(c) Supplement to Uniform Member Marketing Agreement by and between United Sugars Corporation and Minn-Dak Farmers Cooperative

 *10(d) Capitalization Agreement by and among Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative, American Crystal Sugar Company, and United Sugars Corporation

 *10(e) Memorandum of Understanding and Uniform Member Agreement by and between Midwest Agri-Commodities Company and Minn-Dak Farmers Cooperative

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

 *10(j)  ProGold Limited Liability Company Member Control Agreement

 *10(k)  Agreement for Electrical Service

**10(l) Agreements for Coal Supply, Transportation, and Oiling Service (Confidential Treatment Requested as to certain provisions)

 *10(m)  Minn-Dak Farmers Cooperative Pension Plan

 *10(n)  Larry D. Steward Employment Agreement

 *10(o) Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for certain sections)

  10(p)  Amendment to Minn-Dak Farmers Cooperative Pension Plan

  12     Statement re Computation of Ratio of Net Proceeds to Fixed Charges

 *21     Subsidiaries of the Registrant

  23     Consent of Independent Auditors

  27     Financial Data Schedule

---------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.

** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 as filed on November 21, 1996.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       MINN-DAK FARMERS COOPERATIVE

                                       BY /S/ Larry D. Steward
                                          LARRY D. STEWARD, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DUTIES INDICATED.

SIGNATURE                     TITLE                          REPORT DATE
----------------------        ------------------------       -----------------

/s/ Larry D. Steward          President and                  November 25, 1997
Larry D. Steward              Chief Executive Officer

/s/ Steven M. Caspers         Vice President - Finance       November 25, 1997
Steven M. Caspers

/s/ Allen E. Larson           Controller                     November 25, 1997
Allen E. Larson

/s/ Robert Breuer             Director                       November 25, 1997
Robert Breuer

/s/ Victor Krabbenhoft        Director                       November 25, 1997
Victor Krabbenhoft

/s/ Lawrence Deal             Director                       November 25, 1997
Lawrence Deal

/s/ Edward Moen, Jr.          Director                       November 25, 1997
Edward Moen, Jr.

/s/ Mike Hasbargen            Director                       November 25, 1997
Mike Hasbargen

/s/ John Hought               Director                       November 25, 1997
John Hought

/s/ Jack Lacey                Director                       November 25, 1997
Jack Lacey

/s/ Jerry Meyer               Director                       November 25, 1997
Jerry Meyer

/s/ Paul Summer               Director                       November 25, 1997
Paul Summer