Form 10-Q
period 1997-11-30
MINN DAK FARMERS COOPERATIVE
filed 1998-01-13
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                          Commission file: No. 33-94644

                          MINN-DAK FARMERS COOPERATIVE
                          ----------------------------
             (Exact named of registrant as specified in its charter)


                North Dakota                               23-7222188
                ------------                               ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       Incorporation or organization)                  Identification No.)

           7525 Red River Road
          Wahpeton, North Dakota                              58075
          ----------------------                              -----
          (Address of principal                             (Zip Code)
            executive offices)

                                 (701) 642-8411
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  YES  ___X___                 NO  ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
              Class of Common Stock             January 12, 1998
              ---------------------             ----------------
                 $250 Par Value                        479

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   NOVEMBER 30,
                                                              ---------------------
                                                                1997         1996
                                                              --------     --------
REVENUE:
      From sales of sugar, by-products, yeast
        and resale commodities, net of discounts              $ 46,078     $ 48,662
      Other income                                                (787)        (283)
                                                              --------     --------
                                                                45,291       48,379
                                                              --------     --------

EXPENSES:
      Production costs of sugar, by-products,
        yeast and resale commodities sold                       10,597        9,900
      Marketing (includes freight and storage)                   5,724        5,829
      General and administrative                                   951        1,130
      Interest                                                   1,060        1,186
      (Gain) loss on disposition of property and equipment           2           97
                                                              --------     --------
                                                                18,334       18,142
                                                              --------     --------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $ 26,957     $ 30,237
                                                              ========     ========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $   (480)    $    (89)
                Patronage income                                 4,725        4,895
                                                              --------     --------
                     Net income                                  4,244        4,806

           Unit retention capital                                  621          528
                                                              --------     --------
                Net credit to members' investment                4,865        5,334

      Payments to members for sugarbeets, net of unit
       retention capital                                        22,093       24,903
                                                              --------     --------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $ 26,958     $ 30,237
                                                              ========     ========

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                  NOVEMBER 30, 1997  AUGUST 31, 1997
ASSETS                                                               (UNAUDITED)        (AUDITED)
                                                                      ---------         ---------
CURRENT ASSETS:
     Cash                                                             $     653         $   1,235
                                                                      ---------         ---------

     Current portion of long-term note receivable                           216               216
                                                                      ---------         ---------
     Receivables:
        Trade accounts                                                   14,540            12,649
        Growers                                                             418             2,819
                                                                      ---------         ---------
                                                                         14,958            15,468
                                                                      ---------         ---------

     Advances to affiliate                                                1,280             1,910
                                                                      ---------         ---------
     Inventories:
        Refined sugar, pulp and molasses to be sold
          on a pooled basis                                              32,735            21,576
        Nonmember refined sugar                                             634               112
        Yeast                                                                80                89
        Materials and supplies                                            4,315             4,699
        Beet Inventory                                                   49,034              --
        Other                                                                78                82
                                                                      ---------         ---------
                                                                         86,877            26,558
                                                                      ---------         ---------
     Deferred charges                                                       366             1,249
                                                                      ---------         ---------
     Prepaid expenses                                                     2,587             2,402
                                                                      ---------         ---------
     Property and equipment available for sale                              616               616
                                                                      ---------         ---------

            Total current assets                                        107,553            49,653
                                                                      ---------         ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                          20,077            16,546
     Buildings                                                           33,352            30,259
     Factory equipment                                                   99,416            82,002
     Other equipment                                                      2,824             2,810
     Construction in progress                                             6,227            24,157
                                                                      ---------         ---------
                                                                        161,896           155,773
        Less accumulated depreciation                                   (52,690)          (51,524)
                                                                      ---------         ---------
                                                                        109,206           104,249
                                                                      ---------         ---------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                         2,381             2,381
                                                                      ---------         ---------

OTHER ASSETS:
     Investments restricted for capital lease projects                    2,580             4,058
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                      8,823             9,425
     Deferred income taxes                                                3,450             3,450
     Other                                                                  871               923
                                                                      ---------         ---------
                                                                         15,724            17,856
                                                                      ---------         ---------

See Notes to Consolidated Financial Statements.                       $ 234,864         $ 174,141
                                                                      =========         =========

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                          NOVEMBER 30, 1997  AUGUST 31, 1997
                                                                             (UNAUDITED)        (AUDITED)
                                                                              ---------         ---------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                                $  47,320         $  19,890
                                                                              ---------         ---------

      Current portion of long-term debt                                           2,513             2,513
                                                                              ---------         ---------
      Accounts payable:

           Trade                                                                  2,586             4,229
           Growers                                                               38,827             8,335
                                                                              ---------         ---------
                                                                                 41,413            12,564
                                                                              ---------         ---------

      Advances from affiliate                                                     2,630             1,793
                                                                              ---------         ---------

      Accrued liabilities                                                         2,400             2,731
                                                                              ---------         ---------

                Total current liabilities                                        96,276            39,490

LONG-TERM DEBT, NET OF CURRENT PORTION                                           46,795            47,798

OBLIGATION UNDER CAPITAL LEASE                                                   12,000            12,000

OTHER                                                                               689               689

COMMITTMENTS AND CONTINGENCIES                                                        0                 0
                                                                              ---------         ---------

                Total liabilities                                               155,759            99,977
                                                                              ---------         ---------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                           593               518
                                                                              ---------         ---------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             66,967 shares issued and outstanding at November 30, 1997
             and 66,967 at August 31, 1997                                        7,032             7,032
           Class B - 100,000 shares authorized, $75 par value;
             66,967 shares issued and outstanding at November 30, 1997
             and 66,967 at August 31, 1997                                        5,023             5,023
           Class C - 100,000 shares authorized, $76 par value;
             66,967 shares issued and outstanding at November 30, 1997
             and 66,967 at August 31, 1997                                        5,089             5,089
                                                                              ---------         ---------
                                                                                 17,144            17,144
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 479 shares at November 30, 1997
        and 481 shares at August 31, 1997                                           120               120
      Paid in capital in excess of par value                                     23,753            23,753
      Unit retention capital                                                      7,360             6,740
      Qualified allocated patronage                                               4,081             4,081
      Nonqualified allocated patronage                                           27,222            22,497
      Retained earnings (deficit)                                                (1,169)             (689)
                                                                              ---------         ---------
                                                                                 78,511            73,646
                                                                              ---------         ---------

See Notes to Consolidated Financial Statements                                $ 234,864         $ 174,141
                                                                              =========         =========


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                 NOVEMBER 30,
                                                                            ---------------------
                                                                              1997         1996
                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                               $  5,027     $  4,806
      Add (deduct) noncash items:
           Depreciation and amortization                                       1,212          977
           Equipment disposals - loss                                              2           97
           Net loss allocated from unconsolidated marketing subsidiaries        (782)         (89)
           Noncash portion of patronage capital credits                            0           (1)
           Retention of nonqualified unit retains                                621          528
           Changes in operating assets and liabilities:
                Accounts receivable and advances                               1,141          654
                Inventory and prepaid expenses                               (60,504)     (63,993)
                Deferred charges                                                 883          766
                Other assets                                                      52          381
                Accounts payable, advances, and accrued liabilities           32,013       29,533
                                                                            --------     --------
                     NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES     (20,337)     (26,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                   1            0
      Capital expenditures                                                    (4,690)      (2,952)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                            602         (288)
      Minority interest in equity of subsidiaries                                 75           44
                                                                            --------     --------
                     NET CASH USED IN INVESTING ACTIVITIES                    (4,012)      (3,196)
                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                           27,430       32,330
      Payment of long-term debt                                               (1,003)      (1,003)
      Payment of unit retains and allocated patronage                         (2,659)      (2,508)
      Issuance of long-term debt                                                  (1)           0
      Sale and repurchase of common stock, net                                     0            0
      Issuance of stock                                                            0            1
      Issuance of long term tax-exempt bonds                                       0            0
                                                                            --------     --------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                23,767       28,819
                                                                            --------     --------

NET INCREASE (DECREASE) IN CASH                                                 (581)        (720)

CASH, BEGINNING OF YEAR                                                        1,235          853
                                                                            --------     --------

CASH, END OF QUARTER                                                        $    653     $    134
                                                                            ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                         $  1,399     $    932
                                                                            ========     ========

           Income taxes, net of refunds                                     $      6     $    245
                                                                            ========     ========

See Notes to Consolidated Financial Statements.

================================================================================


                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended November 30, 1997 and November 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1997. The results of operations for the three months ended November 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.

2. In August 1997, the company declared a revolvement of the remaining 1989 crop per unit retains and allocated patronage. That amount, $2.7 million, was paid to the stockholders on October 17, 1997. In August 1997 the company declared a revolvement of 35% of the 1996 crop allocated patronage. On January 2, 1998, that payment was made to the stockholders in the amount of $.7 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended November 30, 1997 (the first quarter of the Company's 1997-1998 fiscal year) and 1996 (the first quarter of the Company's 1996-1997 fiscal year). The Company's fiscal year runs from September 1 to August 31.

This discussion contains the Company's current estimates of the financial results to be obtained from the Company's processing of the 1997 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugar beets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1997 sugar beet crop, the net selling price for the sugar and by-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

Revenue for the three months ended November 30, 1997 decreased $3.1 million from the 1996 period, a decrease of 6%. Revenue from the sale of finished goods increased $6.5 million, while the change in the value of finished goods inventory decreased $9.1 million. Other income decreased $0.5 million.

Revenue from the sales of sugar increased $5.2 million, or 21%, reflecting a 22% increase in volume, and offset by a 1% decrease in the price for sugar. The increase in volume is the result of a lack of sugar available to ship during the fiscal year 1996-1997 period due to low beginning inventories. For the fiscal year 1997-1998 period inventories were restored to more normal levels. Based on marketing information developed by United Sugars Corporation, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.68 per hundredweight (CWT.), a decrease of 4% from the prior year.

Revenue from pulp (wet and dry pelleted) sales increased $1.0 million or 88%, reflecting a 218% increase in sales volume, offset by a 13% decrease in the average gross selling price. The increase in sales volume is attributable to both wet and pelleted pulp shipments, with wet pulp shipments accounting for 57% of the 218% increase, and pelleted pulp shipments the balance. Wet pulp shipments are a relatively new market that was developed, to some extent, starting with the 2nd quarter of fiscal year 1996-1997. There was no wet pulp sales made during the first quarter of fiscal year 1996-1997. The increase in pelleted pulp sales volume is due to an estimated 23% more production of wet and pelleted pulp for fiscal year 1997-1998 versus the previous year. The larger volume of wet and pelleted pulp is the result of the larger volume 1997 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will be approximately $70.00 per ton, a decrease of 19% from the prior year. The expected decrease in pulp prices is attributable to a combination of excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds and a stronger US dollar.

Revenue from beet molasses sales increased $0.1 million or 13%, reflecting a 28% increase in sales volume, offset by a 12% decrease in the average gross selling price. The increase in molasses sales volume is due to an estimated 12% more production of beet molasses for fiscal year 1997-1998 versus the previous year. The larger volume of beet molasses is the result of the larger volume 1997 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately $61.50 per ton, a decrease of 24% from the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product, uncertain corn markets and lower initial demand conditions in the beet molasses marketplace.

Revenues from yeast sales increased $0.2 million or 16%, reflecting a 19% increase in sales volume, offset by a 2% decrease in the average selling price. Sales volume is up because November's sales this year exceeded last year's by some 26%, and thus reflecting more normal monthly sales volume levels.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 1997 amounted to $11.2 million or $9.1 million less than the increase in the value of finished goods inventories for November 30, 1996. For November 30, 1997 the increase in the value of sugar inventories were $9.4 million less than that of the previous year. The reduced increase in sugar inventory values is the result of a combination of less sugar produced (88,500 CWT.) and more sugar shipped and sold (252,300 CWT.) for the three month period ending November 30, 1997 than that of the previous fiscal year's same period.

In the consolidated statements of operations, Expenses section, depreciation and interest expenses for fiscal year 1997-1998 are expected to be higher than fiscal year 1996-1997 due to more fixed asset purchases and more long-term debt, both associated with the Company's plant expansion plan activities (see the Liquidity and Capital Resources section). Depreciation expense is expected to increase approximately $1.0 million to $1.5 million, while Interest expense is expected to increase approximately $0.75 million to $1.0 million.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory decreased $2.8 million or 11% from the 1996-1997 period. For fiscal year 1997-1998 the Company is projecting a payment to growers for sugarbeets totaling $71.7 million, which is $0.8 million or 1% more than the prior fiscal year. The payment is based upon
(i) an average delivered sugar content of 17.94%, (ii) a total sugarbeet crop of
1.72 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated at $23.68 per CWT. This forward-looking material is based on the Company's expectations regarding the processing of the 1997 sugar beet crop. The actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.


ESTIMATED FISCAL YEAR 1998 INFORMATION

The agreements between the Company and its members regarding the delivery of sugar beets to the Company require payment for members' sugar beets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugar beets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugar beets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1997 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugar beets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1997 sugar beet crop, the net selling price for the sugar and by-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The recently completed harvest of the sugar beet crop grown during 1997 produced a total of 1,721,240 tons of sugar beets. The sugar content on the 1997 crop is 17.94%. As of this filing, no significant sugarbeet storage problems have been encountered. While unseasonably warm temperatures occurred in the months of November and December, other favorable storage factors (such as fewer sunny days and lack of significant snowfall) helped offset the warmer temperatures.

The Company expects to produce a total of approximately 4,651,500 CWT. of sugar from the 1997 sugar beet crop. Currently, the factory is averaging a sugarbeet slice rate of 7,260 tons per day, above the 7,000 tons per day rate under the expansion plan. Other parts of the factory affected by the expansion are also performing as planned, with the exception of the pulp dryer particulate emissions control equipment. Company personnel and hired consultants continue to work on solutions for this area. While the Company cannot provide assurances that an answer will be found to the emissions control equipment problems, the Company is confident that the problem will be resolved.

Based on marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.68 per hundredweight.

From the revenues generated from the sale of products produced from each ton of sugar beets, the Company's operating and fixed costs must be deducted, which are currently estimated to be $26.61 per ton. The deduction of those operating costs results in an estimated gross beet payment of $41.68 per ton of sugar beets.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the Bank for calendar 1997 of $50.0 million and calendar 1998 of $55.0 million.

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

As of November 30, 1997 the Company was in compliance with its loan agreements with the Bank.

Working capital increased $1.1 million for the three months ended November 30, 1997. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The targeted working capital for August 31, 1998 is approximately $7.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the three months ended November 30, 1997 was due to the seasonal needs of the 1997/1998 sugarbeet-processing season. The cash used to provide for operations of $20.3 million and for investing activities of $4.0 million was funded through cash flow financing activities and a reduction in cash. The net cash provided through financing activities was mostly provided through proceeds from the issuance of short term debt of $27.4 million, net of repayment of long term debt of $1.0 million and payment of the remaining 1989 crop unit retains and allocated patronage of $2.7 million. Working capital as of November 30, 1997 totals $11.3 million compared to $10.2 million at August 31, 1997.

Capital expenditures for the three months ended November 30, 1997 totaled $4.7 million. Capital expenditures for fiscal year 1998 are currently estimated at $15.2 million, $13.0 million resulting from the Company's strategy of expanding capacity and improving operating efficiencies. For fiscal year 1998, the final year of the three year plan to expand the facilities, additional capital jobs to be completed are located in the factory and include a new mud filter system, a new sugar juice pre-treatment system, changes to the sugar juice carbonation station, modification of granulated sugar pans and the purchase of a number of large juice pumps and pump drives.

The $13.0 million capital expenditure is a continuation of the strategy to improve operating efficiencies and the Company's announced plan to expand the capacity of its manufacturing and agricultural receiving facilities. The funds necessary to finance the Company's expansion plan, environmental and general capital expenditures for the prior three years, current year and next fiscal year, which is estimated to total $86.2 million, are expected to be derived a number of ways. The Company issued a stock offering of its common and preferred stock (net of stock offering costs of $0.1 million) totaling $37.3 million. The $37.4 million was raised through the sale of the Units subscribed and sold via the Company's 1995 stock offering. The funds generated from the stock offering have been and will continue to be used to assist in paying for the costs associated with expansion. The units of stock sold by the Company are paid for by shareholder subscribers over a three year period beginning in January 1996. The stock offering provides for payment of 32 percent of the value of the stock purchased, or $12.1 million in January 1996; 43 percent, or $15.6 million in January 1997; and the balance of 26 percent, or $9.7 million in January 1998. The Company has received all of the 1996 and 1997 annual installments from its shareholder subscribers. The balance of the funds necessary to finance the Company's expansion plan, or $50.0 million, is from long-term debt secured from the St. Paul Bank for Cooperatives (the Bank) and through the use of a lease (through Richland County, North Dakota) financed by the issuance of solid waste disposal revenue and industrial development revenue bonds. As of November 30, 1997, the expansion plan was on schedule and projected to be within budget.

The Company anticipates that the funds necessary for compliance with the Bank's working capital requirements and future capital expenditures will be derived from the net proceeds of a preferred stock offering that was completed in fiscal year 1996, Company depreciation, unit retains, non-patronage income and long-term borrowing. Those costs not covered through the stock offering will be funded through a long-term debt agreement with the Bank who is the principal lender. The long-term debt created by this expansion will be repaid with funds generated through depreciation, income tax savings, and reduced costs per CWT. of production. (Depreciation expense is a non-cash expense that under the Company's accounting procedures reduces the amounts available for payments to the Company's members. The resources represented by such non-cash expenses are available as a source of working capital for the Company, which may be used for payment of long-term debt.)

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

In fiscal 1996, the Company was able to secure a lease from Richland County, North Dakota funded by low interest, fifteen year tax exempt solid waste disposal bonds in the amount of $12.0 million with zero principle amortization for the first three years, and $1.0 million per year of principle amortization for the next 12 years. These bonds were required to be secured by a Letter of Credit from a non-governmental agency bank (Norwest Bank North Dakota) who in turn was secured by a Letter of Credit from the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product.

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

                                           MINN-DAK FARMERS COOPERATIVE
                                                   (Registrant)


Date:    January 12, 1998                  /s/ LARRY D. STEWARD
       --------------------                -------------------------------------
                                           Larry D. Steward
                                           President and Chief Executive Officer



Date:    January 12, 1998                  /s/ STEVEN M. CASPERS
       --------------------                -------------------------------------
                                           Steven M. Caspers
                                           Executive Vice President, and
                                           Chief Financial Officer