Form 10-Q
period 1998-02-28
MINN DAK FARMERS COOPERATIVE
filed 1998-04-14
CIK 948218

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1998

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

                       YES   __X__              NO   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Outstanding at
          Class of Common Stock                         April 10 , 1998
          ---------------------                         ---------------
            $250 Par Value                                    484

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 FEBRUARY 28,              FEBRUARY 28,
                                                             ---------   ---------    ---------    ---------
                                                               1998         1997         1998         1997
                                                             ---------   ---------    ---------    ---------
REVENUE:
      From sales of sugar, by-products, yeast
        and resale commodities, net of discounts             $  55,862   $  52,893    $ 101,940    $ 101,555
      Other income                                                 134        (211)        (653)        (494)
                                                             ---------   ---------    ---------    ---------
                                                                55,996      52,683      101,287      101,062
                                                             ---------   ---------    ---------    ---------

EXPENSES:
      Production costs of sugar, by-products,
        yeast and resale commodities sold                       14,490      10,112       25,085       20,012
      Marketing (includes freight and storage)                   4,981       5,064       10,705       10,893
      General and administrative                                 1,326       1,123        2,277        2,253
      Interest                                                   1,524       1,428        2,584        2,614
      (Gain) loss on disposition of property and equipment          97           4           99          101
                                                             ---------   ---------    ---------    ---------
                                                                22,419      17,731       40,750       35,873
                                                             ---------   ---------    ---------    ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $  33,578   $  34,952    $  60,537    $  65,189
                                                             =========   =========    =========    =========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business       $     430   $    (488)   $     (50)   $    (577)
                Patronage income                                 3,784       6,576        8,509       11,471
                                                             ---------   ---------    ---------    ---------
                     Net income                                  4,214       6,088        8,459       10,894

           Unit retention capital                                  240         225          861          753
                                                             ---------   ---------    ---------    ---------
                Net credit to members' investment                4,454       6,313        9,320       11,647

      Payments to members for sugarbeets, net of unit
       retention capital                                        29,124      28,639       51,217       53,542
                                                             ---------   ---------    ---------    ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $  33,578   $  34,952    $  60,537    $  65,189
                                                             =========   =========    =========    =========

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                              FEBRUARY 28, 1998  AUGUST 31, 1997
ASSETS                                                            (UNAUDITED)        (AUDITED)
                                                                 -------------    -------------
CURRENT ASSETS:
     Cash                                                        $      (2,160)   $       1,235
                                                                 -------------    -------------

     Current portion of long-term note receivable                          216              216
                                                                 -------------    -------------
     Receivables:
        Trade accounts                                                  13,434           12,649
        Growers                                                             (0)           2,819
                                                                 -------------    -------------
                                                                        13,434           15,468
                                                                 -------------    -------------

     Advances to affiliate                                               1,649            1,910
                                                                 -------------    -------------
     Inventories:
        Refined sugar, pulp and molasses to be sold
          on a pooled basis                                             56,733           21,576
        Nonmember refined sugar                                            707              112
        Yeast                                                              110               89
        Materials and supplies                                           3,730            4,699
        Beet Inventory                                                  19,671             --
        Other                                                               75               82
                                                                 -------------    -------------
                                                                        81,027           26,558
                                                                 -------------    -------------
     Deferred charges                                                      607            1,249
                                                                 -------------    -------------
     Prepaid expenses                                                    2,637            2,402
                                                                 -------------    -------------
     Property and equipment available for sale                             616              616
                                                                 -------------    -------------

            Total current assets                                        98,026           49,653
                                                                 -------------    -------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                         20,077           16,546
     Buildings                                                          33,352           30,259
     Factory equipment                                                  98,688           82,002
     Other equipment                                                     3,342            2,810
     Construction in progress                                            6,913           24,157
                                                                 -------------    -------------
                                                                       162,373          155,773
        Less accumulated depreciation                                  (53,372)         (51,524)
                                                                 -------------    -------------
                                                                       109,000          104,249
                                                                 -------------    -------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                        2,381            2,381
                                                                 -------------    -------------

OTHER ASSETS:
     Investments restricted for capital lease projects                     225            4,058
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                     8,912            9,425
     Deferred income taxes                                               3,450            3,450
     Other                                                               1,004              923
                                                                 -------------    -------------
                                                                        13,591           17,856
                                                                 -------------    -------------

See Notes to Consolidated Financial Statements                   $     222,999    $     174,141
                                                                 =============    =============

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      FEBRUARY 28, 1998  AUGUST 31, 1997
                                                                          (UNAUDITED)       (AUDITED)
                                                                         -------------    -------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                           $      43,210    $      19,890
                                                                         -------------    -------------

      Current portion of long-term debt                                          2,513            2,513
                                                                         -------------    -------------

      Accounts payable:
           Trade                                                                (3,065)           4,229
           Growers                                                              21,526            8,335
                                                                         -------------    -------------
                                                                                18,461           12,564
                                                                         -------------    -------------

      Advances from affiliate                                                    3,088            1,793
                                                                         -------------    -------------

      Accrued liabilities                                                        2,916            2,731
                                                                         -------------    -------------

                Total current liabilities                                       70,188           39,490

LONG-TERM DEBT, NET OF CURRENT PORTION                                          46,792           47,798

OBLIGATION UNDER CAPITAL LEASE                                                  12,000           12,000

OTHER                                                                              689              689

COMMITTMENTS AND CONTINGENCIES                                                       0                0
                                                                         -------------    -------------

                Total liabilities                                              129,668           99,977
                                                                         -------------    -------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                          648              518
                                                                         -------------    -------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding at February 28, 1998
             and 66,967 at August 31, 1997                                       7,581            7,032
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding at February 28, 1998
             and 66,967 at August 31, 1997                                       5,415            5,023
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding at February 28, 1998
             and 66,967 at August 31, 1997                                       5,487            5,089
                                                                         -------------    -------------
                                                                                18,483           17,144
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 481 shares at February 28, 1998
        and 481 shares at August 31, 1997                                          120              120
      Paid in capital in excess of par value                                    32,094           23,753
      Unit retention capital                                                     7,588            6,740
      Qualified allocated patronage                                              4,076            4,081
      Nonqualified allocated patronage                                          30,960           22,497
      Retained earnings (deficit)                                                 (641)            (689)
                                                                         -------------    -------------
                                                                                92,682           73,646
                                                                         -------------    -------------

See Notes to Consolidated Financial Statements                           $     222,999    $     174,141
                                                                         =============    =============

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                               FEBRUARY 28,
                                                                           --------------------
                                                                             1998         1997
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                              $  9,029    $ 10,894
      Add (deduct) noncash items:
           Depreciation and amortization                                      2,731       2,125
           Equipment disposals - loss                                            99         101
           Net loss allocated from unconsolidated marketing subsidiaries       (570)       (209)
           Noncash portion of patronage capital credits                           1        (237)
           Retention of nonqualified unit retains                               861         753
           Changes in operating assets and liabilities:
                Accounts receivable and advances                              2,295        (129)
                Inventory and prepaid expenses                              (54,703)    (60,075)
                Deferred charges                                                642         529
                Other assets                                                    (81)        282
                Accounts payable, advances, and accrued liabilities          10,836       9,454
                                                                           --------    --------
                     NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES    (28,860)    (36,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                  1           1
      Capital expenditures                                                   (3,732)     (6,748)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                           513        (244)
      Minority interest in equity of subsidiaries                               130          62
                                                                           --------    --------
                     NET CASH USED IN INVESTING ACTIVITIES                   (3,088)     (6,928)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                          23,320      45,761
      Payment of long-term debt                                              (1,006)    (16,006)
      Payment of unit retains and allocated patronage                        (3,440)     (2,870)
      Issuance of long-term debt                                                 (1)          0
      Sale and repurchase of common stock, net                                    0           1
      Issuance of stock                                                       9,681      15,619
      Issuance of long term tax-exempt bonds                                      0           0
                                                                           --------    --------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES               28,554      42,505
                                                                           --------    --------

NET INCREASE (DECREASE) IN CASH                                              (3,394)       (935)

CASH, BEGINNING OF YEAR                                                       1,235         853
                                                                           --------    --------

CASH, END OF QUARTER                                                       $ (2,160)   $    (81)
                                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                        $  2,974    $  2,646
                                                                           ========    ========

           Income taxes, net of refunds                                    $      6    $     33
                                                                           ========    ========

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three months and six month periods ended February 28, 1998 and February 28, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1997. The results of operations for the six months ended February 28, 1998, are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended and six months ended February 28, 1998 (the second quarter of the Company's 1997-1998 fiscal year) and 1997 (the second quarter of the Company's 1996-1997 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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



RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
Revenue for the three months ended February 28, 1998 increased $3.3 million from the 1997 period, an increase of 6%. Revenue from the sale of finished goods increased $3.2 million, while the change in the value of finished goods inventory decreased $0.2 million. Other income increased $0.3 million.

Revenue from the sales of sugar increased $3.6 million, or 15%, reflecting a 19% increase in volume, and offset by a 3% decrease in the price for sugar. The increase in volume is the result of a return to more normal levels of prior year carry-over sugar inventory, and increased production of sugar resulting from a larger volume 1997 sugarbeet crop. Based on marketing information developed by United Sugars Corporation, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.42 per hundredweight (CWT.), a decrease of 4% from the prior year.

Revenue from pulp (wet and dry pelleted) sales increased $0.7 million or 30%, reflecting a 31% increase in sales volume (5,500 tons), offset by a 46% decrease in the average gross selling price. The increase in sales volume is attributable to wet pulp shipments which increased 7,100 tons, while pelleted pulp shipments decreased 1,600 tons. Wet pulp sales are a relatively new market that was developed starting with the 2nd quarter of fiscal year 1996-1997. The larger volume of wet and pelleted pulp sales for this period is the result of the larger volume 1997 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will be approximately $63.50 per ton, a decrease of 26% from the prior year. The expected decrease in pulp prices is attributable to a combination of excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds and a stronger US dollar.

Revenue from beet molasses sales increased $0.1 million or 7%, reflecting a 10% increase in sales volume, offset by a 16% decrease in the average gross selling price. The increase in molasses sales volume is due to an estimated 12% more production of beet molasses for fiscal year 1997-1998 versus the previous year. The larger volume of beet molasses is the result of the larger volume 1997 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately $61.50 per ton, a decrease of 19% from the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product, uncertain corn markets and lower initial demand conditions in the beet molasses marketplace.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company (MDYC), increased $0.3 million or 25%, reflecting a 46% increase in sales volume, offset by a 14% decrease in the average selling price. Sales volume is up because January's sales this year exceeded last year's by some 227%, and thus reflecting more normal monthly sales volume levels. Selling prices are lower due to aggressive competitive pricing and factors affecting the formula for pricing yeast to MDYC's only buyer, Universal Foods, Inc. Universal Foods, Inc. is a minority shareholder in MDYC.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 28, 1998 amounted to $24.0 million or $0.2 million less than the increase in the value of finished goods inventories for February 28, 1997.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $4.4 million, or 43%. There were a number of factors contributing to the increase in FY 1998 versus the prior year. First, because of the completion of the recent expansion of the plant capacity, the Company sliced 24% more beets in the same number of slicing days for the three months ended February 28th. That in turn caused operating costs to increase proportionally. Second, the plant expansion meant the addition of fixed assets, and with that additional depreciation. Third, the Company's payment to its growers for trucking beets at harvest time increased $0.7 million due to a change in the payment formula. And finally, Production costs reflect the cost of sugarbeets purchased from another sugarbeet processing company during this period. There were no sugarbeets purchased in the prior fiscal year. Depreciation and interest expenses for fiscal year 1997-1998 are expected to be higher than fiscal year 1996-1997 due to more fixed asset purchases and more long-term debt, both associated with the Company's plant expansion plan activities (see the Liquidity and Capital Resources section). Depreciation expense is expected to increase approximately $1.0 million to $1.5 million, while Interest expense is expected to increase approximately $0.75 million to $1.0 million.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, decreased $1.4 million or 4% from the 1996-1997 period. For fiscal year 1997-1998 the Company is projecting a payment to growers for sugarbeets totaling $71.7 million, which is $0.8 million or 1% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.94%, (ii) a total sugarbeet crop of 1.72 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated at $23.42 per CWT. This forward-looking statement is based on the Company's expectations regarding the processing of the 1997 sugar beet crop. The actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
Revenue for the six months ended February 28, 1998 increased $0.2 million from the 1997 period, an increase of less than 1%. Revenue from the sale of finished goods increased $9.7 million, while the change in the value of finished goods inventory decreased $9.3 million. Other income decreased $0.2 million.

Revenue from the sales of sugar increased $8.8 million, or 18%, reflecting a 21% increase in volume, and offset by a 2% decrease in the price for sugar. The increase in volume is the result of a return to more normal levels of prior year carry-over sugar inventory, and increased production of sugar resulting from a larger volume 1997 sugarbeet crop. Based on marketing information developed by United Sugars Corporation, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.42 per hundredweight (CWT.), a decrease of 4% from the prior year.

Revenue from pulp (wet and dry pelleted) sales increased $0.3 million or 8%, reflecting a 59% increase in sales volume (15,700 tons), offset by a 32% decrease in the average gross selling price. The increase in sales volume is attributable to wet pulp shipments which increased 9,800 tons, while pelleted pulp shipments increased 5,900 tons. The decrease in the pulp average gross selling price is mostly a result of the greater volume of wet pulp versus pelleted pulp that was marketed during this period versus last. Wet pulp unit selling prices are approximately 89% lower than pelleted pulp prices. Wet pulp sales are a relatively new market that was developed starting with the 2nd quarter of fiscal year 1996-1997. The larger volume of wet and pelleted pulp sales for this period is also the result of the larger volume 1997 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will be approximately $63.50 per ton, a decrease of 26% from the prior year. The expected decrease in pulp prices is attributable to a combination of excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds and a stronger US dollar.

Revenue from beet molasses sales increased $47,000 or 2%, reflecting a 19% increase in sales volume, offset by a 14% decrease in the average gross selling price. The increase in molasses sales volume is due to an estimated 12% more production of beet molasses for fiscal year 1997-1998 versus the previous year. The larger volume of beet molasses is the result of the larger volume 1997 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately $61.50 per ton, a decrease of 19% from the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product, uncertain corn markets and lower initial demand conditions in the beet molasses marketplace.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company (MDYC), increased $0.5 million or 20%, reflecting a 30% increase in sales volume, offset by an 8% decrease in the average selling price. Sales volume is up because November through January sales this year exceeded last year's by some 37%, and thus reflecting more normal sales volume levels. Selling prices are lower due to aggressive competitive pricing and factors affecting the formula for pricing yeast to MDYC's only buyer, Universal Foods, Inc. Universal Foods, Inc. is a minority shareholder in MDYC.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 1998 amounted to $35.2 million or $9.3 million less than the increase in the value of finished goods inventories for February 28, 1997.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $4.9 million, or 14%. There were a number of factors contributing to the increase in FY 1998 versus the prior year. First, because of the completion of the recent expansion of the plant capacity, the Company sliced 16% more beets in the same number of slicing days for the six months ended February 28th. That in turn caused operating costs to increase proportionally. Second, the plant expansion meant the addition of fixed assets, and with that additional depreciation. Third, the Company's payment to its growers for trucking beets at harvest time increased $0.7 million due to a change in the payment formula. And finally, Production costs reflect the cost of sugarbeets purchased from another sugarbeet processing company during this period. There were no sugarbeets purchased in the prior fiscal year. Depreciation and interest expenses for fiscal year 1997-1998 are expected to be higher than fiscal year 1996-1997 due to more fixed asset purchases and more long-term debt, both associated with the Company's plant expansion plan activities (see the Liquidity and Capital Resources section). Depreciation expense is expected to increase approximately $1.0 million to $1.5 million, while Interest expense is expected to increase approximately $0.75 million to $1.0 million.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, decreased $4.7 million or 7% from the 1996-1997 period. For fiscal year 1997-1998 the Company is projecting a payment to growers for sugarbeets totaling $71.7 million, which is $0.8 million or 1% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.94%, (ii) a total sugarbeet crop of 1.72 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated at $23.42 per CWT. This forward-looking statement is based on the Company's expectations regarding the processing of the 1997 sugar beet crop. The actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.

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

The recently completed harvest of the sugar beet crop grown during 1997 produced a total of 1,721,240 tons of sugar beets. The sugar content on the 1997 crop is 17.94%. As of this filing, no significant sugarbeet storage problems have been encountered. While unseasonably warm temperatures occurred in the months of November through February, other favorable storage factors (such as fewer sunny days and lack of significant snowfall) helped offset the warmer temperatures.

The Company expects to produce a total of approximately 4,850,000 CWT. of sugar from the 1997 sugar beet crop and sugarbeets purchased from another sugarbeet processing company. Currently, the factory is averaging a sugarbeet slice rate of 7,580 tons per day, above the 7,000 tons per day rate expected under the expansion plan. Other parts of the factory affected by the expansion are also performing as planned, with the exception of the pulp dryer particulate emissions control equipment. Company personnel and hired consultants have continued to work on solutions for this area. During this period, the Company did resolve the problem of particulate emissions in the dryer area, and did pass the particulate emissions test as established by the State of North Dakota and the Federal Environmental Protection Agency in the Company's air quality operating permit. The Company has continued to be in compliance since the test was administered, and will continue to monitor the process to stay in compliance.

From the revenues generated from the sale of products produced from each ton of sugar beets, the Company's operating and fixed costs must be deducted, which are currently estimated to be $26.61 per ton. The deduction of those operating costs results in an estimated gross beet payment of $41.68 per ton of sugar beets.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the St. Paul Bank for Cooperatives for calendar 1998 of $55.0 million.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants in accordance with Generally Accepted Accounting Principles (GAAP):

1. Maintain working capital of not less than $6.8 million. Working capital may be adjusted to include unadvanced solid waste disposal bond funds.

2. Maintain a long-term debt and capitalized leases to equity ratio of not greater than 1:1. Long-term debt is adjusted for the unadvanced solid waste disposal bond funds.

3. Maintain a current ratio of not less than 1.0:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.

As of February 28, 1998 the Company was in compliance with its loan agreements with the bank.

Working capital increased $17.7 million for the six months ended February 28, 1998. Increased working capital is a result of $9.7 million of stock sales in addition to normal financing, operational and capital expenditure activities of the Company. The targeted working capital for August 31, 1998 is approximately $7.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the six months ended February 28, 1998 was due to the seasonal needs of the 1997/1998 sugarbeet-processing season. The cash used to provide for operations of $28.9 million and for investing activities of $3.0 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities was primarily provided through proceeds from the issuance of short term debt of $23.3 million; net of repayment of long term debt of $1.0 million, payment of the remaining 1989 crop unit retains and allocated patronage of $3.4 million and stock sales of $9.7 million. Working capital as of February 28, 1998 totals $27.8 million compared to $10.2 million at August 31, 1997.

Capital expenditures for the six months ended February 28, 1998 totaled $3.7 million. Capital expenditures for fiscal year 1998 are currently estimated at $15.2 million, $13.0 million resulting from the Company's strategy of expanding capacity and improving operating efficiencies.

The $13.0 million capital expenditure is a continuation of the strategy to improve operating efficiencies and the Company's announced plan to expand the capacity of its manufacturing and agricultural receiving facilities. The funds necessary to finance the Company's expansion plan, environmental and general capital expenditures for the prior three years, current year and next fiscal year, which is estimated to total $86.2 million, are expected to be derived from working capital totaling $1.0 million, the sale of its common and preferred stock (net of stock offering costs of $0.1 million) totaling $37.3 million and the balance, or $50.0 million, from long-term debt secured from the St. Paul Bank for Cooperatives (the Bank) and/or through the use of a lease (through Richland County, North Dakota) financed by the issuance of solid waste disposal revenue and industrial development revenue bonds. As of February 28, 1998, the expansion plan was on schedule and projected to be under budget.

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

In fiscal 1996, the company was able to secure a lease from Richland County, North Dakota funded by low interest, fifteen year tax exempt solid waste disposal bonds in the amount of $12.0 million with zero principle amortization for the first three years, and variable increasing principle amortization for the next 12 years. These bonds were required to be secured by a letter of credit from a non-government agency bank (Norwest Bank North Dakota) who in turn was secured by a letter of credit from the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of the shareholders which was held on December 9, 1997 a proposed change to the Cooperative's by-laws was voted upon by the shareholders. The by-law change dealt with Sections 1, 2 and 5 of Article III and Sections 2 and 4 of Article IV that deal with meetings of members and election of directors. The by-law change proposal failed by a vote of 83 shareholders for the changes and 99 shareholders against. The Cooperative also held election of directors. Elected to three year terms by voice vote and unanimous consent were the following directors: Douglas Etten, district eight; John Hought, district six and Jerry Meyer, district one. In addition, the following directors (including current expiration date of term) continue on following the Cooperative's annual meeting: Robert Breuer, district two (1998); Edward Moen, Jr., district three (1998); Michael Hasbargen, district four (1999); Jack Lacey, district five (1999); Paul Summer, district seven (1999); and Victor Krabbenhoft, district nine (1998).

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


Date:    April 14, 1998                   /s/ LARRY D. STEWARD
       --------------------               --------------------
                                          Larry D. Steward
                                          President and Chief Executive Officer



Date:    April 14, 1998                   /s/ STEVEN M. CASPERS
       --------------------               ---------------------
                                          Steven M. Caspers
                                          Executive Vice President, and
                                          Chief Financial Officer