Form 10-Q
period 1998-05-31
MINN DAK FARMERS COOPERATIVE
filed 1998-07-15
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1998


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                          Commission file: No. 33-94644

                          MINN-DAK FARMERS COOPERATIVE
             (Exact named of registrant as specified in its charter)


        North Dakota                                              23-7222188
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

 7525 Red River Road
Wahpeton, North Dakota                                               58075
----------------------                                             ----------
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

                  YES _X_                              NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
             Class of Common Stock                July 13 , 1998
             ---------------------                --------------
                $250 Par Value                          484

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                                    MAY 31, 1998    AUGUST 31, 1997
ASSETS                                                               (UNAUDITED)        (AUDITED)
------                                                                ---------         ---------
CURRENT ASSETS:
     Cash                                                             $     507         $   1,235
                                                                      ---------         ---------

     Current portion of long-term note receivable                           216               216
                                                                      ---------         ---------
     Receivables:
        Trade accounts                                                   15,891            12,649
        Growers                                                           3,583             2,819
                                                                      ---------         ---------
                                                                         19,474            15,468
                                                                      ---------         ---------

     Advances to affiliate                                                1,893             1,910
                                                                      ---------         ---------
     Inventories:
        Refined sugar, pulp and molasses to be sold
          on a pooled basis                                              57,288            21,576
        Nonmember refined sugar                                             711               112
        Yeast                                                                76                89
        Materials and supplies                                            3,967             4,699
        Beet Inventory                                                        0              --
        Other                                                               950                82
                                                                      ---------         ---------
                                                                         62,991            26,558
                                                                      ---------         ---------
     Deferred charges                                                       849             1,249
                                                                      ---------         ---------
     Prepaid expenses                                                       258             2,402
                                                                      ---------         ---------
     Property and equipment available for sale                              616               616
                                                                      ---------         ---------

            Total current assets                                         86,806            49,653
                                                                      ---------         ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                          20,087            16,546
     Buildings                                                           34,736            30,259
     Factory equipment                                                  103,904            82,002
     Other equipment                                                      3,310             2,810
     Construction in progress                                             1,278            24,157
                                                                      ---------         ---------
                                                                        163,315           155,773
        Less accumulated depreciation                                   (54,686)          (51,524)
                                                                      ---------         ---------
                                                                        108,629           104,249
                                                                      ---------         ---------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                         2,381             2,381
                                                                      ---------         ---------

OTHER ASSETS:
     Investments restricted for capital lease projects                        5             4,058
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                      9,621             9,425
     Deferred income taxes                                                3,450             3,450
     Other                                                                  952               923
                                                                      ---------         ---------
                                                                         14,027            17,856
                                                                      ---------         ---------

See Notes to Consolidated Financial Statements                        $ 211,842         $ 174,141
                                                                      =========         =========


                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                   MAY 31, 1998      AUGUST 31, 1997
                                                                                    (UNAUDITED)         (AUDITED)
                                                                                     ---------         ---------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                                       $  34,930         $  19,890
                                                                                     ---------         ---------

      Current portion of long-term debt                                                  2,263             2,513
                                                                                     ---------         ---------

      Accounts payable:
           Trade                                                                         2,080             4,229
           Growers                                                                      14,351             8,335
                                                                                     ---------         ---------
                                                                                        16,432            12,564
                                                                                     ---------         ---------

      Advances from affiliate                                                              178             1,793
                                                                                     ---------         ---------

      Accrued liabilities                                                                2,890             2,731
                                                                                     ---------         ---------

                Total current liabilities                                               56,692            39,490

LONG-TERM DEBT, NET OF CURRENT PORTION                                                  46,039            47,798

OBLIGATION UNDER CAPITAL LEASE                                                          12,000            12,000

OTHER                                                                                      980               689

COMMITTMENTS AND CONTINGENCIES                                                            --                   0
                                                                                     ---------         ---------

                Total liabilities                                                      115,710            99,977
                                                                                     ---------         ---------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                  682               518
                                                                                     ---------         ---------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding at May 31, 1998
             and 66,967 at August 31, 1997                                               7,581             7,032
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding at May 31, 1998
             and 66,967 at August 31, 1997                                               5,415             5,023
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding at May 31, 1998
             and 66,967 at August 31, 1997                                               5,487             5,089
                                                                                     ---------         ---------
                                                                                        18,483            17,144
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 481 shares at May 31, 1998
        and 481 shares at August 31, 1997                                                  121               120
      Paid in capital in excess of par value                                            32,094            23,753
      Unit retention capital                                                             7,588             6,740
      Qualified allocated patronage                                                      4,076             4,081
      Nonqualified allocated patronage                                                  33,585            22,497
      Retained earnings (deficit)                                                         (498)             (689)
                                                                                     ---------         ---------
                                                                                        95,450            73,646
                                                                                     ---------         ---------

See Notes to Consolidated Financial Statements                                       $ 211,842         $ 174,141
                                                                                     =========         =========


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         MAY 31,                         MAY 31,
                                                                ------------------------       ------------------------
                                                                   1998          1997            1998           1997
                                                                ---------      ---------       ---------      ---------
REVENUE:
      From sales of sugar, by-products, yeast
        and resale commodities, net of discounts                $  39,972      $  32,076       $ 141,912      $ 133,631
      Other income                                                    764           (145)            111           (638)
                                                                ---------      ---------       ---------      ---------
                                                                   40,736         31,931         142,023        132,993
                                                                ---------      ---------       ---------      ---------

EXPENSES:
      Production costs of sugar, by-products,
        yeast and resale commodities sold                           9,483          8,260          34,568         28,272
      Marketing (includes freight and storage)                      5,717          5,198          16,422         16,092
      General and administrative                                    1,455          1,117           3,732          3,369
      Interest                                                      1,602          1,339           4,186          3,953
      (Gain) loss on disposition of property and equipment             41             38             140            138
                                                                ---------      ---------       ---------      ---------
                                                                   18,298         15,952          59,048         51,825
                                                                ---------      ---------       ---------      ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                           $  22,438      $  15,979       $  82,975      $  81,168
                                                                =========      =========       =========      =========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business          $     143      $    (365)      $      93      $    (942)
                Patronage income                                    2,625          1,212          11,134         12,683
                                                                ---------      ---------       ---------      ---------
                     Net income                                     2,767            847          11,226         11,741

           Unit retention capital                                       0              0             861            753
                                                                ---------      ---------       ---------      ---------
                Net credit to members' investment                   2,767            847          12,087         12,494

      Payments to members for sugarbeets, net of unit
       retention capital                                           19,670         15,132          70,887         68,674
                                                                ---------      ---------       ---------      ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                           $  22,438      $  15,979       $  82,975      $  81,168
                                                                =========      =========       =========      =========



See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                       MAY 31,
                                                                              -----------------------
                                                                                1998           1997
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $ 10,668       $ 11,741
      Add (deduct) noncash items:
           Depreciation and amortization                                         4,326          3,367
           Equipment disposals - loss                                              140            138
           Discount on estate payout                                               (23)
           Net loss allocated from unconsolidated marketing subsidiaries           559              0
           Noncash portion of patronage capital credits                           (732)          (593)
           Retention of nonqualified unit retains                                  861            753
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                (3,990)        (2,120)
                Inventory and prepaid expenses                                 (34,289)       (41,771)
                Deferred charges                                                   400            271
                Other assets                                                       (29)           370
                Accounts payable, advances, and accrued liabilities              6,207          4,676
                                                                              -----------------------
                     NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES       (15,901)       (23,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                    16              5
      Capital expenditures                                                      (4,848)       (12,814)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                              299             51
      Minority interest in equity of subsidiaries                                  164            105
                                                                              --------       --------
                     NET CASH USED IN INVESTING ACTIVITIES                      (4,369)       (12,653)
                                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                             15,040         39,505
      Payment of long-term debt                                                 (2,010)       (21,509)
      Payment of unit retains and allocated patronage                           (3,440)        (2,870)
      Issuance of long-term debt                                                     0          4,500
      Provision for long-term tax                                                  272              0
      Sale and repurchase of common stock, net                                       1              0
      Issuance of stock                                                          9,681         15,619
      Issuance of long term tax-exempt bonds                                         0              0
                                                                              --------       --------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                  19,543         35,245
                                                                              --------       --------

NET INCREASE (DECREASE) IN CASH                                                   (727)          (576)

CASH, BEGINNING OF YEAR                                                          1,235            853
                                                                              --------       --------

CASH, END OF QUARTER                                                          $    507       $    277
                                                                              ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $  4,620       $  2,646
                                                                              ========       ========

           Income taxes, net of refunds                                       $     12       $     33
                                                                              ========       ========


See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three months and nine month periods ended May 31, 1998 and May 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1997. The results of operations for the nine months ended May 31, 1998, are not necessarily indicative of the results for the entire fiscal year ending August 31, 1998.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 1998 AND 1997

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended May 31, 1998 (the third quarter of the Company's 1997-1998 fiscal year) and 1997 (the third quarter of the Company's 1996-1997 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1998 AND 1997
Revenue for the three months ended May 31, 1998 increased $8.8 million from the 1997 period, an increase of 28%. Revenue from the sale of finished goods increased $4.8 million, while the change in the value of finished goods inventory increased $3.1 million. Other income increased $0.9 million.

Revenue from the sales of sugar increased $5.7 million, or 20%, reflecting a 26% increase in volume, and offset by a 5% decrease in the price for sugar. The increase in volume is the result of a return to more normal levels of prior-year carry-over sugar inventory, increased production of sugar resulting from a larger volume 1997 sugarbeet crop and seasonal demand from customers. Based on marketing information developed by United Sugars Corporation, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.21 per hundredweight (CWT.), a decrease of 5% from the prior year.

Revenue from pulp (wet and dry pelleted) sales decreased $0.8 million or 28%, reflecting a 12% increase in sales volume (3,400 tons), and a 36% decrease in the average gross selling price. The increase in sales volume is attributable to an increase in wet pulp shipments of 4,000 tons. Wet pulp sales are a relatively new market that was developed starting with the 2nd quarter of fiscal year 1996-1997 and continues to build as new customers are found. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will be approximately $57.00 per ton, a decrease of 34% from the prior year (a year where returns for pulp were at historical highs). The expected decrease in pulp prices is attributable to a combination of excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds, a stronger US dollar and poor economic conditions in Japan. Midwest Agri-Commodities Company is also projecting that prices for pulp will continue to trend down for next year and beyond until the symptoms causing the soft market prices are eliminated. Midwest Agri-Commodities Company has developed both short and long-range marketing initiatives to counteract the downward trending pulp prices. These initiatives are currently being finalized and implementation will start before the end of the Company's fiscal year. However, going forward there can be no certainty that these short and long-term marketing initiatives will result in a return to more historical price levels for pulp.

Revenue from beet molasses sales decreased $0.2 million or 15%, reflecting a 2% decrease in sales volume, and a 14% decrease in the average gross selling price. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately $60.50 per ton, a decrease of 20% from the prior year (a year where returns for molasses were at historical highs). The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product, uncertain corn markets and lower initial demand conditions in the beet molasses marketplace. Midwest Agri-Commodities Company is also projecting that prices for beet molasses will continue to trend down for next year and beyond until the symptoms causing the soft market prices are eliminated. These symptoms are similar in nature to the pulp price problems - lack of demand in Europe due to abundant supplies of competing product, a lack of demand in Japan and other Pacific Rim countries due to economic problems and therefore making the US a "market of choice," which in turn provides for more competition and lower prices. Midwest Agri-Commodities Company has developed both short and long-range marketing initiatives to counteract the downward trending beet molasses prices. These initiatives are currently being finalized and implementation will start before the end of the Company's fiscal year. However, going forward there can be no certainty that these short and long-term marketing initiatives will result in a return to more historical price levels for beet molasses.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") increased $0.1 million or 7%, reflecting a 14% increase in sales volume, offset by a 6% decrease in the average selling price. Sales volume is up due to seasonal demand (Memorial Day holiday) and generally good customer demand for the period. Selling prices are lower due to aggressive competitive pricing and factors affecting the formula for pricing yeast to MDYC's only buyer, Universal Foods, Inc. Universal Foods, Inc. is a minority shareholder in MDYC.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended May 31, 1998 amounted to $.6 million or $3.1 million more than the decrease in the value of finished goods inventories for May 31, 1997.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $1.2 million, or 15%. There were a number of factors contributing to the increase in FY 1998 versus the prior year. First, because of the completion of the recent expansion of the plant capacity, the Company sliced 12% more beets in the same number of slicing days for the three months ended May 31st. That in turn caused operating costs to increase proportionally. Second, the plant expansion meant the addition of fixed assets, and with that comes additional depreciation expense. Depreciation and interest expenses for fiscal year 1997-1998 are expected to be higher than fiscal year 1996-1997 due to more fixed asset purchases and more long-term debt, both associated with the Company's plant expansion plan activities (see the Liquidity and Capital Resources section). Depreciation expense is expected to increase approximately $1.0 million to $1.5 million, while Interest expense is expected to increase approximately $0.75 million to $1.0 million.

General and Administrative costs increased $0.3 million for FY 1998, an increase of 30% from the prior period. The increase is attributable to income tax expense generated from the yeast operations. Prior to FY 1998 no income tax expense had been due because of the yeast operations' start-up losses.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, increased $4.5 million or 30% from the 1996-1997 period. For fiscal year 1997-1998 the Company is projecting a payment to growers for sugarbeets totaling $71.7 million, which is $0.8 million or 1% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.94%, (ii) a total sugarbeet crop of 1.72 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated at $23.21 per CWT. This forward-looking material is based on the Company's expectations regarding the processing of the 1997 sugar beet crop. As of May 31st, 1998 the Company had completed its processing season for the 1997 crop. Actual production results obtained from the processing of the 1997 crop did not materially differ from estimates, therefore the Company continues to project a payment to growers that is similar to its original estimate of $71.7 million.


COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1998 AND 1997
Revenue for the nine months ended May 31, 1998 increased $9.0 million from the 1997 period, an increase of 7%. Revenue from the sale of finished goods increased $14.6 million, while the change in the value of finished goods inventory decreased $6.3 million. Other income decreased $0.7 million.

Revenue from the sales of sugar increased $14.6 million, or 19%, reflecting a 23% increase in volume, and offset by a 3% decrease in the price for sugar. The increase in volume is the result of a return to more normal levels of prior-year carry-over sugar inventory, and increased production of sugar resulting from a larger volume 1997 sugarbeet crop. Based on marketing information developed by United Sugars Corporation, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.21 per hundredweight (CWT.), a decrease of 5% from the prior year.

Revenue from pulp (wet and dry pelleted) sales decreased $0.5 million or 9%, reflecting a 35% increase in sales volume (19,000 tons), and offset by a 32% decrease in the average gross selling price. The increase in sales volume is attributable to wet pulp shipments which increased 13,800 tons, while pelleted pulp shipments increased 5,300 tons. The decrease in the pulp average gross selling price is mostly a result of the greater volume of wet pulp versus pelleted pulp that was marketed during this period versus last. Wet pulp unit selling prices are approximately 89% lower than pelleted pulp prices. Wet pulp sales are a relatively new market that was developed starting with the 2nd quarter of fiscal year 1996-1997. The larger volume of wet and pelleted pulp sales for this period is also the result of the larger volume 1997 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will be approximately $57.00 per ton, a decrease of 34% from the prior year. The expected decrease in pulp prices is attributable to a combination of excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds, a stronger US dollar and poor economic conditions in Japan. Midwest Agri-Commodities Company is also projecting that prices for pulp will continue to trend down for next year and beyond until the symptoms causing the soft market prices are eliminated. Midwest Agri-Commodities Company has developed both short and long-range marketing initiatives to counteract the downward trending pulp prices. These initiatives are currently being finalized and implementation will start before the end of the Company's fiscal year. However, going forward there can be no certainty that these short and long-term marketing initiatives will result in a return to more historical price levels for pulp.

Revenue from beet molasses sales decreased $0.3 million or 5%, reflecting a 10% increase in sales volume, offset by a 14% decrease in the average gross selling price. The increase in molasses sales volume is due to an estimated 22% more production of beet molasses for fiscal year 1997-1998 versus the previous year. The larger volume of beet molasses is the result of the larger volume 1997 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately $60.50 per ton, a decrease of 20% from the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product, uncertain corn markets and lower initial demand conditions in the beet molasses marketplace. Midwest Agri-Commodities Company is also projecting that prices for molasses will continue to trend down for next year and beyond until the symptoms causing the soft market prices are eliminated. These symptoms are similar in nature to the pulp price problems - lack of demand in Europe due to abundant supplies of competing product, a lack of demand in Japan and other Pacific Rim countries due to economic problems and therefore making the US a "market of choice," which in turn provides for more competition and lower prices. Midwest Agri-Commodities Company has developed both short and long-range marketing initiatives to counteract the downward trending beet molasses prices. These initiatives are currently being finalized and implementation will start before the end of the Company's fiscal year. However, going forward there can be no certainty that these short and long-term marketing initiatives will result in a return to more historical price levels for beet molasses.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") increased $0.6 million or 15%, reflecting a 24% increase in sales volume, offset by a 7% decrease in the average selling price. Sales volume is up due to overall strong demand from customers for the period. Selling prices are lower due to aggressive competitive pricing and factors affecting the formula for pricing yeast to MDYC's only buyer, Universal Foods, Inc. Universal Foods, Inc. is a minority shareholder in MDYC.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 1998 amounted to $35.7 million or $6.3 million less than the increase in the value of finished goods inventories for May 31, 1997.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $6.3 million, or 22%. There were a number of factors contributing to the increase in FY 1998 versus the prior year. First, because of the completion of the recent expansion of the plant capacity, the Company sliced 18% more beets in the same number of slicing days for the nine months ended May 31st. That in turn caused operating costs to increase proportionally. Second, the plant expansion meant the addition of fixed assets, and with that comes additional depreciation expense. Third, the Company's payment to its growers for trucking beets at harvest time increased $0.7 million due to a change in the payment formula. And finally, Production costs reflect the cost of sugarbeets purchased from another sugarbeet processing company during this period. There were no sugarbeets purchased in the prior fiscal year. Depreciation and interest expenses for fiscal year 1997-1998 are expected to be higher than fiscal year 1996-1997 due to more fixed asset purchases and more long-term debt, both associated with the Company's plant expansion plan activities (see the Liquidity and Capital Resources section). Depreciation expense is expected to increase approximately $1.0 million to $1.5 million, while Interest expense is expected to increase approximately $0.75 million to $1.0 million.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, increased $2.2 million or 3% from the 1996-1997 period. For fiscal year 1997-1998 the Company is projecting a payment to growers for sugarbeets totaling $71.7 million, which is $0.8 million or 1% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.94%, (ii) a total sugarbeet crop of 1.72 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated at $23.21 per CWT. This forward-looking material is based on the Company's expectations regarding the processing of the 1997 sugar beet crop. The actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets. As of May 31st, 1998 the Company had completed its processing season for the 1997 crop. Actual production results obtained from the processing of the 1997 crop did not materially differ from estimates, therefore the Company continues to project a payment to growers that is similar to its original estimate of $71.7 million.


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

The harvest of the sugar beet crop grown during 1997 produced a total of 1,721,240 tons of sugar beets. The sugar content on the 1997 crop is 17.94%.

The Company produced a total of approximately 4,800,000 CWT. of sugar from the 1997 sugar beet crop and sugarbeets purchased from another sugarbeet processing company. The factory averaged a sugarbeet slice rate of 7,596 tons per day, 596 tons per day above the 7,000 tons per day rate expected under the expansion plan. Other parts of the factory affected by the expansion are also performing as planned, with the exception of the pulp dryer particulate emissions control equipment. Company personnel and hired consultants have continued to work on solutions for this area. During the last reporting period, the Company did resolve the problem of particulate emissions in the dryer area, and did pass the particulate emissions test as established by the State of North Dakota and the Federal Environmental Protection Agency in the Company's air quality operating permit. The Company has continued to be in compliance since the test was administered, and will continue to monitor the process to stay in compliance.

However, the Company did receive a Notice of Violation (NOV) issued by the State of North Dakota (Administrative No. 97-677 APC N.D.C.C. 23-25) in March, 1997 relative to emissions from its main boilers, the pulp dryer and the sugar dryer system. The

NOV levied a civil penalty for the emissions violations but also agreed to suspend and ultimately dismiss the penalty if certain conditions were met as outlined in a consent agreement issued by the State of North Dakota on May 26, 1997 (Consent Agreement No. 97-164). For the processing season just ended, the Company was successful in demonstrating compliance with all but two of the conditions in the consent agreement. As a result the Company has agreed to pay $40,000 in civil penalties to the State of North Dakota for non-compliance of these conditions. In addition the Company also entered into another consent agreement with the State of North Dakota (amended Consent Agreement No. 97-164) dated May 26, 1998 which levied a civil penalty totaling $110,000 for violations of the consent agreement and judgement entered on May 26, 1997. The civil penalty was suspended and can ultimately be dismissed upon meeting certain conditions outlined by the State of North Dakota in its amended Consent Agreement. The Company believes that it can and will comply with the conditions as outlined, and is preparing to demonstrate that in the upcoming 1998-1999 processing season.

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

As of May 31, 1998 the Company was in compliance with its loan agreements with the bank.

Working capital increased $20.0 million for the nine months ended May 31, 1998. Increased working capital is a result of $9.7 million of stock sales in addition to normal financing, operational and capital expenditure activities of the Company. The targeted working capital for August 31, 1998 is approximately $7.0 million dollars and, in the Company's opinion, will be attained.


The primary factor for the changes in the Company's financial condition for the nine months ended May 31, 1998 was due to the seasonal needs of the 1997/1998 sugarbeet-processing season. The cash used to provide for operations of $15.9 million and for investing activities of $4.3 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities was primarily provided through proceeds from the issuance of short term debt of $15.0 million; net of repayment of long term debt of $2.0 million, payment of the remaining 1989 crop unit retains and allocated patronage of $3.4 million and stock sales of $9.7 million. Working capital as of May 31, 1998 totals $30.1 million compared to $10.2 million at August 31, 1997.


Capital expenditures for the nine months ended May 31, 1998 totaled $4.8 million. Capital expenditures for fiscal year 1998 are currently estimated at $11.2 million, $9.0 million resulting from the Company's strategy of expanding capacity and improving operating efficiencies.


The $9.0 million capital expenditure is a continuation of the strategy to improve operating efficiencies and the Company's announced plan to expand the capacity of its manufacturing and agricultural receiving facilities. The funds necessary to finance the Company's expansion plan, environmental and general capital expenditures for the prior three years, current year and next fiscal year, which is estimated to total $86.2 million, are expected to be derived from working capital totaling $1.0 million, the sale of its common and preferred stock (net of stock offering costs of $0.1 million) totaling $37.3 million and the balance, or $50.0 million, from long-term debt secured from the St. Paul Bank for Cooperatives (the Bank) and/or through the use of a lease (through Richland County, North Dakota) financed by the issuance of solid waste disposal revenue and industrial development revenue bonds. As of May 31, 1998, the expansion plan was on schedule and projected to be under budget.


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



                                           MINN-DAK FARMERS COOPERATIVE
                                           -------------------------------------
                                                   (Registrant)


Date:    May 14, 1998                      /s/ LARRY D. STEWARD
       --------------------                -------------------------------------
                                           Larry D. Steward
                                           President and Chief Executive Officer



Date:    May 14, 1998                      /s/ STEVEN M. CASPERS
       --------------------                -------------------------------------
                                           Steven M. Caspers
                                           Executive Vice President, and
                                           Chief Financial Officer