Form 10-K
period 1998-08-31
MINN DAK FARMERS COOPERATIVE
filed 1998-11-30
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 1998
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            -------------------------
                                 Commission File
                                  No. 33-94644
                            -------------------------

                          MINN-DAK FARMERS COOPERATIVE
             (Exact name of registrant as specified in its charter)
                North Dakota                            23-7222188
        (State of incorporation) (I.R.S. Employer Identification Number)
                               7525 Red River Road
       Wahpeton, North Dakota 58075                          (701) 642-8411
     (Address of principal executive offices)(Registrant's telephone number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE


            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            As of November 19, 1998, 480 shares of the Registrant's Common Stock and 72,200 "units" of the Registrant's Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 2% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes less than 1% of the Company's available stock was traded at arms length during the fiscal year ended 8-31-98. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and range in price from $2,500 to $2,700 per unit.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-94644), declared effective on September 11, 1995 and from the Company's Annual Report on Form 10-K for the fiscal years ended August 31, 1996 and 1997.


ITEM 1.     BUSINESS

            Minn-Dak Farmers Cooperative ("Minn-Dak" or the "Company") is a North Dakota agricultural cooperative that was formed in 1972 and has 480 members. Membership in the Company is limited to sugar beet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company's offices and sugar beet processing facilities in Wahpeton, North Dakota. The Company's facilities allow the members to process their sugar beets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation. The Company's beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative owned by its members, the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative.

            Minn-Dak's corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075 (telephone number (701) 642-8411). Its fiscal year ends August 31.

PRODUCTS AND PRODUCTION

            Minn-Dak is engaged primarily in the production and marketing of sugar from sugar beets. Minn-Dak also markets certain by-products of the sugar it produces, such as beet molasses and beet pulp. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company's sugar production location. Minn-Dak Yeast Company, Inc. produces fresh baker's yeast and provided revenues totaling approximately 5% of the Company's gross revenues for the fiscal year ended August 31, 1998.

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

            Sugar beets deteriorate in storage due to the organic nature of their existence. Beets harvested prior to obtaining a root temperature of fifty degrees or less must be processed within seven days or sugar loss will occur and they will deteriorate. The plant start up in the fall is timed to the anticipated end of processing in the spring. The plan of the Company is, after completion of the expenditures for plant expansion described herein (see MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLAN, in part I Item 1 of this section), to finish processing unprotected beets prior to March 10, ventilated beets prior to March 31, and storage shed beets as soon thereafter as is possible.

            Unprotected beets are "split" by processing the center of the piles first. This method allows the processing of the center beets, which do not freeze and therefore deteriorate more rapidly, at the earliest possible date.

            Ventilated beets have culverts with air holes running every eleven feet into the pile. Prior to freezing of the beets, air is blown into the piles to bring the pile temperature to an average temperature of approximately thirty-five degrees farenheit. When a week or more of sub zero temperatures are forecast, the fans are turned on when the temperature reaches zero degrees and continues to ventilate until the pile temperature reaches zero to five degrees.

            Storage shed beets are handled in the same manner as the ventilated beets. The difference between the processes is the building itself, which insulates the beets from sun, wind, and warmer spring temperatures. With the buildings, storage of the beets can run as late as mid to late May of each year.

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

RECENT CROPS

            The Company's members harvested 1,772,648 tons of sugar beets from 97,336 acres for the 1998 crop. The crop yield of 18.21 tons per acre for the 1998 crop was slightly below average versus the Company's five year average tons per acre. Sugar content of the 1998 crop at harvest was 17.43%, as compared to an average of 17.53% for the five most recent years. The Company's projected production is 4.49 million hundredweight of sugar from the 1998 crop sugar beets, well above the five year average of 4.2 million hundredweight. (A "hundredweight" is equal to one hundred pounds and is hereinafter abbreviated as cwt.) This forward-looking material is based on the Company's expectations regarding the processing of the 1998 sugar beet crop; the actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.

            For a discussion of the 1997, 1996 and 1995 crops and results of operations for fiscal years 1998, 1997 and 1996, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

MARKET AND COMPETITION

            The United States is the world's largest sugar and sweetener complex. Current US Government statistics estimate total US sugar consumption at
183.4 million cwt for the year beginning 1 October 1997 and ending 30 September 1998. For the same period in 1997, total consumption was 182.6 million cwt. Comparing the two years shows relatively marginal demand growth for US sugar sellers. This slowdown in consumption growth rates is primarily attributable to the decline in the low and non-fat food trend, which used more sugar in product formulations. Continued substitution of corn sweeteners for sugar and import leakages have also contributed to the overall demand slowdown.

            Despite evidence of a sugar demand slowdown, the US government forecasts growth between 1998 and 1999 to be slightly higher than 2%, which is slightly above trendline and includes consumption increases due to population growth. Although the Company believes that domestic consumption growth could once again approach 2% annually over the longer term, recent trends have pressured growth rates lower and slower growth may be more realistic to assume at the current time. Given the size of the domestic market, the Company's sugar production and sales represented slightly more than 2.5% of the total domestic market for refined sugar in 1997. United Sugars, which sells the Company's production through a sugar marketing pool, represents approximately 25% share of the US sugar market.

            The US refined sugar market has continued to grow over the past twenty years, despite the enormous amount of demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar. While corn and non-nutritive sweeteners constitute a large portion of the overall sweetener market, the Company believes that the market for sugar will continue to grow between 1 and 2% per year due to population growth and increased use of sugar in processed foods.

            The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. For example, in 1978 there were 28 sugar producers and sellers in the US market. Today there are eight sugar sellers, with over 75% of US sugar market share concentrated in the top three sellers, all of which are fully integrated beet and cane suppliers. The Company's main competitors in the domestic market are Imperial-Holly-Savannah and Tate & Lyle North America, both of which own and operate cane refineries and beet processing facilities. Competition in the US sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

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

            Another provision of the FAIR Act is a one cent per pound penalty paid by processors if the processor defaults on sugar price support loans. Such support prices for sugar are in effect as long as the "Tariff Rate Quota" for imports of sugar is 1.5 million short tons, raw value or more.

            Under the tariff rate quota implemented October 1, 1990, certain sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 15.38 cents per pound prior to shipment (to date, very little sugar has been imported under this higher tariff level). (Note: the tariff schedule was established at 17 cents on July 1, 1995, 16 cents July 1, 1996 and will reduce by .31 cents each year for years 1997 through 2001, until it reaches 14.45 cents per pound of sugar). Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the General Agreement on Tariffs and Trade (GATT) the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

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

MARKETING, CUSTOMERS AND PRICES

            Since January 1, 1994 United Sugars Corporation, a cooperative owned by the Company and three other sugar producing companies (American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation) to market sugar produced by the four member owners, has marketed the Company's sugar.

            United Sugars Corporation was formed in late 1993, at which time the Company contributed certain assets for the capitalization of it. That contributed capital, along with an obligation to further contribute capital over time, provided the Company with an initial ownership interest in United Sugars Corporation of 13.5%. At August 31, 1998 the Company had an ownership interest in United Sugars Corporation (year to date contributed capital) totaling $1,182,000, which represented 11.8% of the total.

            Upon completion of the incorporation and capitalization of United Sugars Corporation, the Company entered into a "Uniform Member Marketing Agreement" with United Sugars Corporation. Under that agreement, the sugar produced by the Company is pooled with sugar produced by the other sugar-producing member owners and is then sold through the efforts of United Sugars Corporation. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the various members on a patronage basis.

            The Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative initially owned United Sugars Corporation. On December 1, 1997 United States Sugar Corporation ("USSC"), a grower of sugar cane and other agricultural products, was admitted as a member owner of United Sugars Corporation. As such

USSC entered into a Uniform Cane Sugar Marketing Agreement, which will provide that USSC will market all of its refined sugar through United Sugars Corporation. At the time of admission, existing members of United Sugars Corporation, including the Company, were required to enter into amended marketing agreements reflecting the admission of USSC. With the admission of USSC, United Sugars Corporation will be able to distribute both cane sugar and beet sugar, and distribute sugar to customers over a larger geographical area.

            United Sugars Corporation sells industrial bulk sugar, industrial bagged sugar, retail bagged sugar, and specialty sugars. The Company's sugar is marketed by United Sugars Corporation primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars Corporation includes most of the large industrial sugar users. The customer base also includes retail grocery and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 1998, 96% of the Company's sugar was shipped in bulk form, mostly to industrial users, and 4% in bagged powdered sugar.

            The prices at which United Sugars Corporation sells the Company's sugar fluctuate periodically based on changes in domestic sugar supply and demand. The largest portion of the Company's sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold on a spot basis. Current net selling prices for sugar are forecast to be similar to the prior fiscal year and less than two years ago because (1) the domestic market continues to be oversupplied with foreign sugar (through USDA's incorrect estimate of domestic production and consumption), (2) this year's domestic crop is estimated to be marginally higher than last year's, thus creating even more supply and (3) consumption is expected to increase less than the long-term US consumption rate because of increased imports of sugar-containing products and the decline of the low or non-fat food trend.

            A licensing agreement with Pillsbury Company will allow United Sugars Corporation to sell sugar nationwide under the "Pillsbury" name. United Sugars Corporation has indicated that it believes that the opportunity to distribute sugar nationwide under the Pillsbury name will allow the expansion of its presence in the consumer portion of the sugar market, with the goal of expanding the portion of its members' sugar sold in that higher margin segment of the sugar market. During fiscal year 1997, United Sugars Corporation initiated phase I of the sales plan for Pillsbury brand sugar to select geographical locations. FY 1998 continued the implementation of phase I of the sales plan, as well as making plans to implement phase II of the sales plan. Moving from one phase of the sales plan to the next will be dependent upon the success of the phase currently being implemented. The sales plan that United Sugars Corporation will follow to become a nationwide seller of sugar under the Pillsbury name will require several phases of implementation.

            The Company markets its by-products, dried beet pulp and beet molasses, through Midwest Agri-Commodities Company, a cooperative whose members are the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative. Midwest Agri-Commodities Company markets beet pulp, beet molasses and other liquid livestock feed for its member owners as well as non-members. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets. The sales and marketing arrangement with Midwest Agri-Commodities Company is evidenced by a "Uniform Member Marketing Agreement." Under that agreement, the beet pulp and beet molasses produced by the Company is pooled with beet pulp and beet molasses produced by the other producing member owners and is then sold through the efforts of Midwest Agri-Commodities Company. The Company receives payment for its beet pulp and beet molasses by receiving its pro rata share of the net proceeds from the sale of the pooled beet pulp and beet molasses. The net proceeds of such sales represent the gross proceeds of the sale of the beet pulp and beet molasses, adjusted for the various costs and expenses of marketing the pooled beet pulp and beet molasses, including the Company's pro rata share of the marketing and sales expenses incurred by Midwest Agri-Commodities Company. Any net proceeds from the operation of Midwest Agri-Commodities Company are distributed to the various members on a patronage basis.

            For the year ended August 31, 1998, approximately 26% of the Company's pulp production was exported to Japan, approximately 36% was exported to Europe and the remaining 38% was sold domestically. The market for beet pulp is affected by the availability and quality of competitive feedstuffs. Dried beet pulp prices declined significantly in FY 1998 due the Asian economic crisis, revisions in European grain policies and the worldwide surplus of feed stuffs. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. Beet molasses prices declined as well in FY 1998 due to competitive pressures brought about by excess available supplies worldwide. By-product sales accounted for approximately 9% of the Company's total consolidated net sales revenues during FY 1998. This relationship is primarily a function of the average market prices for sugar, beet pulp, beet molasses and fresh yeast and is not necessarily indicative of future relationships between by-product, fresh yeast and sugar revenues, because prices of these products fluctuate independently of each other.

            The Company is an eighty percent equity owner of Minn-Dak Yeast Company, Inc. Minn-Dak Yeast Company, Inc. manufactures fresh baker's yeast in a plant located adjacent to the Company's sugar plant in Wahpeton, North Dakota. The Company started the yeast business in 1989 in order to add value to its by-product beet molasses. Beet molasses is the main ingredient (growth medium) in the fermentation process used to grow baker's yeast to commercial volumes. A portion of the Company's beet molasses production is used in the Minn-Dak Yeast Company, Inc.'s process and is sold through a supply agreement between the two companies. Universal Foods Corporation, Milwaukee, Wisconsin, holds the remaining twenty percent equity stake. Minn-Dak Yeast Company, Inc. also has a long-term marketing agreement whereby Universal Foods Corporation will buy all production of baker's yeast produced by Minn-Dak Yeast Company, Inc. in return for certain guaranteed sales volumes.

MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLANS

            In 1995, the Company put in place a strategic plan calling for an expansion of its processing capacity as well as its length of operating season. This strategic plan was undertaken in order to increase its chances of continuing to be a long-term viable, profitable business for its shareholders. Expansion of the processing capabilities of the plant were to bring about certain economies of scale. The Company believed the expansion program would provide the Company with certain processing efficiencies and resulting financial benefits. However, the Company could not say with certainty the Company's financial performance following the expansion would exceed the Company's historical performance. The Company's beliefs with regard to the benefits of the expansion plan were based on the Company's expectations regarding the increased processing efficiencies the Company expected to obtain. The actual production results, processing efficiencies and resulting financial performance obtained as a result of the expansion program could have differed materially from the Company's expansion estimates as a result of factors such as changes in the costs of production, differences in the price obtained upon sales of the Company's products, changes in the regulatory and market environment in which the Company operates and a variety of other factors beyond the Company's control.

            The Company's original plans were to expend approximately $87 million over a three year period beginning with the fiscal year ended August 31, 1996 for improvements and additions to its facilities. Estimated capital expenditures for factory improvements were $32 million, beet receiving and beet storage capital expenditures were $40 million and environmental improvement capital expenditures were $15 million. At August 31, 1998, three years after the start of the Company's strategic expansion plan, the expansion is materially complete.

            $37.4 million was raised through the sale of the Units subscribed and sold via the Company's 1995 stock offering. The funds generated from the stock offering have been used to assist in paying for the costs associated with expansion. Shareholder subscribers paid for the units of stock sold by the Company over a three-year period beginning in January 1996. The stock offering provided for payments of 32 percent of the value of the stock purchased, or $12.1 million in January 1996; 43 percent, or $15.6 million in January 1997; and the balance of 26 percent, or $9.7 million in January 1998. The Company has received all of the 1996, 1997 and 1998 annual installments from its shareholder subscribers.

            Those costs not covered through the stock offering were primarily funded through a long-term debt agreement with the St. Paul Bank for Cooperatives (a cooperative lending institution that is the Company's traditional long-term debt lender) who provided the construction financing and is the principal lender.

            In addition to the funding provided by the St. Paul Bank for Cooperatives, in fiscal year 1996 the Company was able to secure additional funding for the expansion project through a lease from Richland County. Funding was through low interest, fifteen-year tax exempt solid waste disposal bonds in the amount of $12.0 million. The bonds were structured with zero principle amortization for the first three years and increasing balance amortization for the next 12 years, the first three years being $.7 million, $.8 million, and $.8 million. These bonds were required to be secured by a

Letter of Credit from a non-government agency bank (Norwest Bank North Dakota) who in turn was secured by a Collateral Agreement from the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product and/or reduce the amount of solid waste produced by a manufacturing plant. In the Company's primary case, the funds were used to fund further manufacturing of a by-product to produce a salable product.

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

            As of August 31, 1998, approximately $2.0 million remains to be expended for expansion of the Company's facilities. Because the financing was set up prior to August 31, 1998, working capital was $2.0 million higher than anticipated, but will be reduced by the $2.0 million in the fiscal year ending August 31, 1999 as a result of the remaining expansion expenditures.

            As of November 18, 1998 the projected final cost of the expansion project appears to be 3% to 5% below the $87 million allowed in the expansion plan. The expansion plan called for the 1998 crop to be processed at a slice rate of 7,500 tons of beets per day. Plant operations for the 1998 crop through November 18, 1998 indicate the processing efficiencies will exceed the expansion benchmark of 7,500 tons of beets per day by 1% to 5%. The beet storage and handling facilities are in place and meeting or exceeding the expansion goals. The environmental goals have been met (see ENVIRONMENTAL MATTERS).


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

            ProGold's plant became fully operational in late 1996 and the products produced through operation of the corn wet-milling facility are being sold through the efforts of Cargill, Inc.

            Because of unexpected market conditions, ProGold the business, as it was structured as of August 31, 1997, was expected to suffer significant losses for several years. To the extent that ProGold's operations would not result in a profit, the Company would receive distributions from ProGold in an amount less than the Company's cost to acquire corn delivered to ProGold for processing (the Company, as part owner of ProGold, has a contractual obligation to deliver its proportionate share of corn to ProGold's plant). To the extent that the Company's reserves and working capital would not be able to satisfy the Company's proportionate share of ProGold's expected losses, the Company would have been required to withhold appropriate amounts from member beet payments or borrow long-term debt.

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

            The arrangement between ProGold and Cargill also specifies a variety of alternatives that may take effect upon expiration of the initial lease. These alternatives include agreeing to enter into another long-term lease upon mutually agreeable terms and conditions, or ProGold could offer to sell to Cargill, at fair market value, a fifty percent (50%) or one hundred percent 100% ownership interest in ProGold.

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


GROWERS' AGREEMENTS

            The Company purchases virtually all of its sugar beets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 1998 through 2000 (the "Growers' Agreements"). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless notice of termination has been given by the Company prior to the automatic renewal. In that situation, the agreement will not renew, but will continue in effect for the two year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugar beets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage, which may be planted for each Unit of Preferred Stock held by the members. For the 1998 crop year the Company's Board of Directors authorized members to plant 1.35 acres per unit. For the 1999 crop, the Company's Board of Directors authorized members to plant 1.40 acres per unit.

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


COMPANY DISTRICTS

            The Company's by-laws provide that the Company's members are to be divided into districts for the purposes of voting and the election of members of the Board of Directors. Those districts do not have specific geographic boundaries but, instead, contain a loosely defined area representing the area served by a particular piling station to which members deliver their sugar beets for storage until the sugar beets are to be processed. When a member joins the Company, he or she is assigned to a particular district based upon criteria including: (i) the physical location of the shareholder's sugar beet growing acres relative to a piling site, (ii) if the previous criteria do not clearly indicate the district to which the shareholder should be assigned, then the physical location of the shareholder's base of farming operations relative to a piling site (some members deliver sugar beets to more than one piling site due to the locations of their various fields, even though they are assigned to membership in only one district) and (iii) if the first two criteria do not provide a clear indication of the district to which the shareholder should be assigned, then the shareholder is given the option of being assigned to the district which would best serve the needs of that shareholder.

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

            During the fiscal year ended on August 31, 1998, the Company contributed approximately $60,000 to the North Dakota/Minnesota Research and Education Board to fund that entity's research and development activities. $11,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $40,000 to the Sugar Association for their research activities and membership dues.

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

            Currently, the Company is meeting all its obligations in water, solid waste and hazardous waste. On June 2, 1998 the Company entered an AMENDED CONSENT AGREEMENT AND JOINT MOTION TO AMEND Civil No. 97-164 with the State of North Dakota. To resolve past air violations the Company agreed to pay a $150,000 civil penalty for the violations. However, the agreement also specified that if the Company took certain actions before specified dates up to $110,000 of the penalty would be dismissed. The company paid $40,000 of the penalty.

            There are four separate actions outlined in the consent agreement that the Company must undertake in order to demonstrate compliance with the consent agreement. As of this writing, the Company has met its obligation in two of the actions, which should result in a reduction in the civil penalty of $60,000. The remaining two conditions stipulate that, if the company maintains compliance for the annual periods ending November 16, 1999 and November 16, 2000, $25,000 for each year shall be suspended and ultimately dismissed at the end of each period. There is no reason at this time to think that company will not be in compliance the following two years.

            The Company cannot accurately predict the extent to which future changes in environmental laws or regulations will affect the cost of operating its facilities and conducting its business. However, any changes could have adverse financial consequences for the Company and its members.


EMPLOYEES

            As of August 31, 1998, the Company had 263 full-time employees, of whom 231 were hourly and 32 were salaried. It also employs approximately 325 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In January 1995 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL/CIO) union for its factory employee group. The written contract is in effect from January 23, 1995 through May of the year 2000. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health and dental insurance, a defined benefit pension or retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are provided some of the above employee benefits. The Company considers its employee relations to be excellent.


ITEM 2.     PROPERTIES

            The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley. The Company owns the factory, receiving sites, and the land on which they are located. The 1997 crop set new records for average daily slice rate (7,596 of beets tons per day), total tons sliced (1,641,184 tons), and sugar production (4,789,000 cwt.).

            Minn-Dak Yeast Company, Inc. of which Minn-Dak is an 80% owner, operates a single yeast processing factory at Wahpeton, North Dakota which is located in the Red River Valley. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 1998, 27.2 million pounds of fresh yeast were produced.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of the Company's shareholders during the quarter ended August 31, 1998.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 2% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes less than 1% of the Company's available stock was traded at arms length during the fiscal year ended August 31, 1998. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and ranged in price from $2,500 to $2,700 per unit.

ITEM 6.     SELECTED FINANCIAL DATA

            The following table summarizes selected financial data for each of the last five completed fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Report.

                         Fiscal Year Ended August 31,(1)


FINANCIAL DAT
(Numbers in Thousands)                                      1998           1997          1996          1995           1994

Revenues                                                    $  149,574     $  139,730    $  114,335    $  133,302     $   81,422
Net Proceeds Before Accounting Change                           72,084         74,239        56,872        75,422         33,643
Cumulative Effect of Accounting Change(1)                            0              0             0             0          1,350
Net Proceeds(2)                                                 72,084         74,239        56,872        75,422         34,993
Total Assets                                                   184,830        171,896       136,361        98,927         74,117
Long-term Debt, including current maturities, Net of bond
investments, 1998, 1997 & 1996                                  59,798         58,252        55,809        28,269         17,096
Members' Investment(3)                                          82,082         73,646        57,324        43,992         44,153
Property and Equipment Additions, net of
   Retirements                                                  10,893         24,547        34,457         9,202          2,041
Working Capital                                                 11,170         10,163        11,845         9,295          8,034
Ratio of Long-Term Debt to Members'
   Investment(4)                                                   .66            .76           .93           .59           0.33
Ratio of Net Proceeds to Fixed Charges(5)                        13.92          14.92         16.76         26.38          22.62

PRODUCTION DATA(6)

Acres harvested                                                 91,374         82,575        74,915        75,878         67,086
Tons purchased (members)                                     1,721,240      1,506,646     1,458,918     1,636,094        834,545
 ons purchased (non-member)                                     40,000                                                    73,963
Tons purchased per acre harvested                                18.84          18.25         19.47         21.56          12.44

Net beet payment paid to member per ton of sugar beets
delivered, plus allocated patronage and unit retains(7)          41.68          49.97         38.34         46.41          40.17

Sugar hundredweight
            Produced                                         4,789,081      4,168,620     3,363,250     4,384,485      2,499,307
            Sold, including purchased sugar                  4,672,631      3,794,313     3,841,443     3,988,284      3,027,614

Pulp tons
            Produced                                            89,263         76,307        77,352        92,139         50,536
            Sold                                               105,270         82,705        74,743        93,284         49,212

Molasses tons
            Produced                                            77,939         64,377        61,194        62,516         37,170
            Sold                                                51,939         45,182        43,882        46,768         14,821

Yeast pounds (in thousands)
            Produced                                            27,191         23,127        25,556        17,511         21,853
            Sold                                                27,227         23,193        25,495        17,436         21,853


(1) On September 1, 1993, the Company adopted Statement of Financial Accounting Standards Statement #109 (SFAS 109), "Accounting for Income Taxes". The cumulative effect of application of the new standard resulted in a benefit from income taxes. See Note 6 to the financial statements for a more detailed description of the accounting change.

(2) Net Proceeds are the Company's gross revenues, less the costs and expenses of producing, purchasing and marketing sugar, sugar by-products, yeast, dietary fiber and resale commodities, but before payments to members for sugar beets. (For a more complete description of the calculation of Net Proceeds, see "Description of Business-Growers' Agreements".)

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

LIQUIDITY AND CAPITAL RESOURCES

            Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the Bank in 1998 of $55,000,000.

            The various loan agreements between the Bank and the Company obligate the Company to the following significant loan conditions; invest in Class C or other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank; maintain working capital of not less than $7.0 million; maintain a current ratio of not less than 1.2:1.0; maintain long-term debt to equity ratio of no greater than 1:1; obtain prior consent from the bank to pay cash patronage dividends in excess of 35% of qualified patronage income as required by the Internal Revenue Service to qualify the entire patronage dividend as an income tax deduction. As of August 31, 1998, the Company was in compliance with its loan agreements.

            Working capital increased $1.0 million for fiscal year 1998. This increase was the result of funding the entire expansion project (see MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLANS) while at August 31, 1998 approximately $2.0 million still remained to be expended on the expansion project. The expansion project is anticipated to expend approximately 3% to 5% less than the original estimate causing a positive impact on the working capital and Ratio of Long-Term Debt to Members' Equity. As of August 31, 1998, the targeted working capital position was approximately $7.0 million.

            Management's estimated working capital target for August 31, 1999 approximates $7.5 million. Discussions with the Company's primary lender have indicated a desire on the part of the lender to have the Company increase it's working capital to a level approximating $10 - $12 million. If the Company were to agree to the lender's suggestions, working capital would be increased by shifting to long-term debt in place of short-term or seasonal debt. Such a move would increase working capital as well as the Long-term Debt to Members' Equity Ratio.

            On October 22, 1998, The Company's primary lender, St Paul Bank, entered into a letter of intent with CoBank, ACB, to merge operations effective July 1, 1999. A definitive merger agreement and plan is anticipated to be completed during the fourth quarter of 1998 and is subject to approval by the lender's regulator and stockholders. The lender's stockholders are expected to vote on the plan during the first part of 1999. The merger with CoBank is not expected to negatively impact the Company's borrowing abilities.

            Capital expenditures for fiscal year 1996 were $34.6 million, fiscal year 1997 were $26.0 million, and fiscal year 1998 were $10.9 million. Capital expenditures for fiscal year 1999 are currently estimated at $6.3 million, $2.0 million resulting from the Company's strategy of expanding capacity and improving operating efficiencies.

            In fiscal 1996, the Company was able to secure a lease from Richland County, North Dakota funded by low interest, fifteen year tax exempt solid waste disposal bonds in the amount of $12.0 million with zero principal amortization for the first three years and increasing balance amortization for the next 12 years, the first three years being $.7 million, $.8 million, and $.8 million. These bonds were required to be secured by a Letter of Credit from a non-government agency bank (Norwest Bank North Dakota) who in turn was secured by a Collateral Agreement with the St. Paul Bank for Cooperatives, the Company's primary lender. Solid waste disposal bonds are available under certain conditions where a by-product of manufacturing must be further manufactured or refined to produce a salable product and/or reduce the amount of solid waste produced by a manufacturing plant. In the Company's primary case, the funds were used to fund further manufacturing of a by-product to produce a salable product. (See Part I, Item 1 "MINN-DAK FARMERS COOPERATIVE STOCK SALE AND EXPANSION PLANS".)


COMPARISON OF THE YEARS ENDED AUGUST 31, 1998, AND 1997

            Revenue for the year ended August 31, 1998 increased 7.0% or $9.8 million from 1997. Revenue from total sugar sales increased 16.1% reflecting a (4.7%) decrease in the average selling price per cwt and a 20.8% increase in cwt. sold. Revenue from pulp sales decreased 7.8% reflecting an decrease of (31.9%) in the average selling price per ton and 24.1% increase in volume. Revenue from molasses sales decreased (0.1%) reflecting a decrease of (15.1%) in the average selling price per ton and a 15.0% increase in volume.

            Revenues from yeast sales increased 11.1% reflecting a price decrease of (6.3%) and an increase in volume of 17.4%.

            Finished product inventories increased $6.2 million in 1998 primarily due higher volumes of ending sugar inventory.

            Cost of product produced, exclusive of payments for sugar beets and grower trucking, increased $5.7 million. The increase is primarily due to a 17% increase in sugar beets purchased and an increase in non-allocated costs such as plant depreciation, taxes and insurance of 27%. Sales and Distribution costs increased $2.9 million or 13.2%. General and Administrative expenses increased $0.3 million or 7.4%. Interest expense increased $1.1 million or 24.4%. The cost per cwt produced increased 3.7%.

            Non-member business income increased $1.4 million in fiscal year 1998. This decrease was primarily due to the reduction in losses associated with the Company's investment in Pro-Gold, and to increased net income from the Minn-Dak Yeast Company, Inc. subsidiary operations.

            Net payments to members for sugar beets increased by $.9 million in 1998. This increase was primarily due to a higher volume but lower quality of the beets delivered by members in 1998 versus 1997, and because of lower selling prices for sugar, pulp and molasses.


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


ESTIMATED FISCAL YEAR 1999 INFORMATION

            The agreements between the Company and its members regarding the delivery of sugar beets to the Company require payment for members' sugar beets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugar beets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugar beets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1998 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugar beets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1998 sugar beet crop, the net selling price for the sugar and by-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop, are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

            The recently completed harvest of the sugar beet crop grown during 1998 produced a total of 1,772,648 tons of sugar beets. The sugar content on the 1998 crop is 17.43%. The Company expects to produce a total of approximately 4,488,000 hundredweight of sugar from the 1998 sugar beet crop.

            Based on marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.00 per hundredweight.

            From the revenues generated from the sale of products produced from each ton of sugar beets must be deducted the Company's operating and fixed costs, which are currently estimated to be $27.80 per ton. The deduction of those operating costs results in an estimated gross beet payment of $35.80 per ton of sugar beets


YEAR 2000

            The Company has developed preliminary plans to address the possible exposures related to the impact on its computer systems of the Year 2000.

            Key customers and suppliers have been contacted with no significant concerns being brought to the Company's attention.

            The Company has upgraded its accounting system and anticipates it operations systems to be ready for the Year 2000.

            The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative) as of August 31, 1998, 1997, and 1996, and the related consolidated statements of operations, changes in members' investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 1998, 1997, and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1998, 1997, AND 1996

---------------------------------------------------------------------------------------------------------------
                                                                       1998            1997            1996
                                                                   ------------    ------------    ------------
ASSETS

CURRENT ASSETS:
      Cash                                                         $  1,849,003    $  1,234,541    $    853,102
                                                                   ------------    ------------    ------------

      Current portion of long-term note receivable                      288,093         216,475              --
                                                                   ------------    ------------    ------------

      Receivables:
           Trade accounts                                            13,586,827      12,648,938      10,293,751
           Growers                                                    3,539,710       2,818,976       2,840,447
           Other                                                        458,400         987,579         323,231
                                                                   ------------    ------------    ------------
                                                                     17,584,937      16,455,493      13,457,429
                                                                   ------------    ------------    ------------

      Advances to affiliate                                           2,897,718         887,640         160,585
                                                                   ------------    ------------    ------------

      Inventories:
           Refined sugar, pulp and molasses to be sold
              on a pooled basis                                      27,803,954      21,576,181       7,748,715
           Nonmember refined sugar                                      326,289         112,301         468,322
           Yeast                                                         78,994          88,711         108,704
           Materials and supplies                                     5,210,663       4,698,784       4,026,951
           Other                                                         71,950          81,630          97,626
                                                                   ------------    ------------    ------------
                                                                     33,491,850      26,557,607      12,450,318
                                                                   ------------    ------------    ------------

      Deferred charges                                                1,273,039       1,249,154       1,119,274
                                                                   ------------    ------------    ------------

      Prepaid expenses                                                  246,112         191,663         176,526
                                                                   ------------    ------------    ------------

      Property and equipment available for sale                         587,550         616,050         789,350
                                                                   ------------    ------------    ------------

                Total current assets                                 58,218,302      47,408,623      29,006,584
                                                                   ------------    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                                     20,133,021      16,545,767      11,956,354
      Buildings                                                      34,735,639      30,258,910      22,254,129
      Factory equipment                                             103,921,887      82,001,703      72,462,793
      Other equipment                                                 3,699,820       2,810,128       2,200,809
      Construction in progress                                        4,176,148      24,156,551      22,352,000
                                                                   ------------    ------------    ------------
                                                                    166,666,515     155,773,059     131,226,085
           Less accumulated depreciation                             56,097,673      51,523,574      48,551,028
                                                                   ------------    ------------    ------------
                                                                    110,568,842     104,249,485      82,675,057
                                                                   ------------    ------------    ------------
LONG-TERM NOTES RECEIVABLE, NET OF
   CURRENT PORTION                                                    2,944,020       2,381,228              --
                                                                   ------------    ------------    ------------

OTHER ASSETS:
      Investments restricted for capital lease projects                               4,058,048       7,514,242
      Investment in stock of other corporations, unconsolidated
         marketing subsidiaries and other cooperatives                9,601,940       9,425,112      12,663,265
      Deferred income taxes                                           2,652,000       3,450,000       3,450,000
      Other                                                             845,140         923,383       1,051,761
                                                                   ------------    ------------    ------------
                                                                     13,099,080      17,856,543      24,679,268
                                                                   ------------    ------------    ------------

                                                                   $184,830,244    $171,895,879    $136,360,909
                                                                   ============    ============    ============

                                                                               1998              1997               1996
                                                                           -------------     -------------     -------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                             $  26,855,000     $  19,890,000     $          --
                                                                           -------------     -------------     -------------

      Current portion of long-term debt                                        5,612,500         2,512,500         2,512,500
                                                                           -------------     -------------     -------------

      Accounts payable:
           Trade                                                               5,123,520         3,532,551         5,915,793
           Growers                                                             5,970,930         8,334,605         6,063,827
                                                                           -------------     -------------     -------------
                                                                              11,094,450        11,867,156        11,979,620
                                                                           -------------     -------------     -------------

      Accrued liabilities                                                      3,485,909         2,975,558         2,669,019
                                                                           -------------     -------------     -------------

                Total current liabilities                                     47,047,859        37,245,214        17,161,139

LONG-TERM DEBT, NET OF CURRENT PORTION                                        42,185,417        47,797,917        48,810,417

OBLIGATION UNDER CAPITAL LEASE                                                12,000,000        12,000,000        12,000,000

OTHER                                                                            747,766           688,608           728,296

COMMITMENTS AND CONTINGENCIES (NOTE 12)                                               --                --                --
                                                                           -------------     -------------     -------------

                Total liabilities                                            101,981,042        97,731,739        78,699,852
                                                                           -------------     -------------     -------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                        767,481           517,727           337,439
                                                                           -------------     -------------     -------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized in 1998, 1997, and 1996,
             $105 par value; 72,200, 66,967, and 58,525 shares issued
             and outstanding in 1998, 1997, and 1996, respectively             7,581,000         7,031,535         6,145,125

           Class B - 100,000 shares authorized in 1998, 1997, and 1996,
             $75 par value; 72,200, 66,967, and 58,525 shares issued
             and outstanding in 1998, 1997, and 1996, respectively             5,415,000         5,022,525         4,389,375

           Class C - 100,000 shares authorized in 1998, 1997, and 1996,
             $76 par value; 72,200, 66,967, and 58,525 shares issued
             and outstanding in 1998, 1997, and 1996, respectively             5,487,200         5,089,492         4,447,900
                                                                           -------------     -------------     -------------
                                                                              18,483,200        17,143,552        14,982,400

      Common stock, 600 shares authorized in 1998, 1997 and 1996,
        $250 par value; issued and outstanding 484, 481, and 481,
        shares in 1998, 1997, and 1996 respectively                              121,000           120,250           120,250
      Paid in capital in excess of par                                        32,094,407        23,753,005        10,296,457
      Unit retention capital                                                   7,584,237         6,739,547         6,262,469
      Qualified allocated patronage                                            3,981,031         4,081,381         3,720,385
      Nonqualified allocated patronage                                        20,071,517        22,497,263        21,575,006
      Retained earnings (deficit)                                               (253,671)         (688,585)          366,651
                                                                           -------------     -------------     -------------
                                                                              82,081,721        73,646,413        57,323,618
                                                                           -------------     -------------     -------------

                                                                           $ 184,830,244     $ 171,895,879     $ 136,360,909
                                                                           =============     =============     =============

See Notes to Consolidated Financial Statements

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 1998, 1997, AND 1996

-------------------------------------------------------------------------------------------------------------
                                                                1998              1997               1996
                                                            -------------     -------------     -------------
REVENUE:
      From sales of sugar, sugar by-products, and yeast,
       net of discounts                                     $ 149,573,584     $ 139,729,701     $ 114,334,522
                                                            -------------     -------------     -------------

EXPENSES:
      Production costs of sugar, by-products, and yeast        41,854,177        33,446,952        30,872,535
      Sales and distribution costs                             24,697,769        21,822,495        19,955,374
      General and administrative                                4,906,549         4,567,869         4,213,379
      Interest                                                  5,372,221         4,315,823         2,898,338
                                                            -------------     -------------     -------------
                                                               76,830,716        64,153,139        57,939,626
                                                            -------------     -------------     -------------

OTHER INCOME (EXPENSE)                                           (659,048)       (1,337,294)          476,775
                                                            -------------     -------------     -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NON-MEMBER BUSINESS                                      $  72,083,820     $  74,239,268     $  56,871,671
                                                            =============     =============     =============

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business      $     335,688     $  (1,055,236)    $     929,738
                Patronage income                                       --         4,382,934         1,620,262
                                                            -------------     -------------     -------------
                     Net income                                   335,688         3,327,698         2,550,000

           Unit retention capital                                 884,562           948,246         1,389,899
                                                            -------------     -------------     -------------
                Net credit to members' investment               1,220,250         4,275,944         3,939,899

      Payments to members for sugarbeets, net of unit
         retention capital                                     70,863,570        69,963,324        52,931,772
                                                            -------------     -------------     -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                       $  72,083,820     $  74,239,268     $  56,871,671
                                                            =============     =============     =============

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENT
FOR THE YEARS ENDED AUGUST 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------------------------------
                                                                            PAID IN CAPITAL   UNIT
                                                  PREFERRED      COMMON      IN EXCESS OF   RETENTION
                                                    STOCK         STOCK       PAR VALUE      CAPITAL
                                                 -----------   -----------   -----------   -----------
BALANCE, AUGUST 31, 1995                         $13,312,000   $    86,500   $             $ 5,421,441

STOCK:
      Sales - common (10 shares)                                     2,500
      Repurchases - common (12 shares)                              (3,000)
      Stock offering (137 common shares,
        6525 preferred shares)                     1,670,400        34,250    10,400,850
      Stock issue costs                                                         (104,393)

UNIT RETENTION CAPITAL:
      Revolvement                                                                             (548,871)
      Proceeds                                                                               1,389,899

REVOLVEMENT OF PRIOR YEARS' ALLOCATED PATRONAGE

ECONOMIC DEVELOPMENT GRANT RECEIVED BY INVESTEE

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1996

ACCRUED PAYMENT OF CURRENT YEAR'S QUALIFIED
   ALLOCATED PATRONAGE
                                                 -----------   -----------   -----------   -----------

BALANCE, AUGUST 31, 1996                          14,982,400       120,250    10,296,457     6,262,469

STOCK:
      Sales - common (8 shares)                                      2,000
      Repurchases - common (8 shares)                               (2,000)
      Sales - preferred (8,442 shares)             2,161,152                  13,456,548

UNIT RETENTION CAPITAL:
      Revolvement                                                                             (471,168)
      Proceeds                                                                                 948,246

REVOLVEMENT OF PRIOR YEARS' ALLOCATED PATRONAGE

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1997

ACCRUED PAYMENT OF CURRENT YEAR'S QUALIFIED
   ALLOCATED PATRONAGE
                                                 -----------   -----------   -----------   -----------

BALANCE, AUGUST 31, 1997                          17,143,552       120,250    23,753,005     6,739,547

STOCK:
      Sales - common (10 shares)                                     2,500
      Repurchases - common (8 shares)                               (1,750)
      Sales - preferred (5,233 shares)             1,339,648                   8,341,402

UNIT RETENTION CAPITAL:
      Revolvement                                                                              (39,872)
      Proceeds                                                                                 884,562

REVOLVEMENT OF PRIOR YEARS' ALLOCATED PATRONAGE

ECONOMIC DEVELOPMENT GRANT RECEIVED BY INVESTEE

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1998
                                                 -----------   -----------   -----------   -----------

BALANCE, AUGUST 31, 1998                         $18,483,200   $   121,000   $32,094,407   $ 7,584,237
                                                 ===========   ===========   ===========   ===========

                   [WIDE TABLE CONTINUED FROM PREVIOUS PAGE]

----------------------------------------------------------------------------------------------------
                                                  QUALIFIED  NON-QUALIFIED  RETAINED
                                                  ALLOCATED    ALLOCATED    EARNINGS
                                                  PATRONAGE    PATRONAGE    (DEFICIT)       TOTAL
                                                 -----------  -----------  -----------   -----------
BALANCE, AUGUST 31, 1995                         $ 4,646,400  $21,157,010  $  (630,917)  $43,992,434

STOCK:
      Sales - common (10 shares)                                                               2,500
      Repurchases - common (12 shares)                                                        (3,000)
      Stock offering (137 common shares,
        6525 preferred shares)                                                            12,105,500
      Stock issue costs                                                                     (104,393)

UNIT RETENTION CAPITAL:
      Revolvement                                                                           (548,871)
      Proceeds                                                                             1,389,899

REVOLVEMENT OF PRIOR YEARS' ALLOCATED PATRONAGE   (1,239,315)    (720,266)                (1,959,581)

ECONOMIC DEVELOPMENT GRANT RECEIVED BY INVESTEE                                 67,830        67,830

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1996        482,000    1,138,262      929,738     2,550,000

ACCRUED PAYMENT OF CURRENT YEAR'S QUALIFIED
   ALLOCATED PATRONAGE                              (168,700)                               (168,700)
                                                 -----------  -----------  -----------   -----------

BALANCE, AUGUST 31, 1996                           3,720,385   21,575,006      366,651    57,323,618

STOCK:
      Sales - common (8 shares)                                                                2,000
      Repurchases - common (8 shares)                                                         (2,000)
      Sales - preferred (8,442 shares)                                                    15,617,700

UNIT RETENTION CAPITAL:
      Revolvement                                                                           (471,168)
      Proceeds                                                                               948,246

REVOLVEMENT OF PRIOR YEARS' ALLOCATED PATRONAGE   (1,027,404)  (1,324,677)                (2,352,081)

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1997      2,136,000    2,246,934   (1,055,236)    3,327,698

ACCRUED PAYMENT OF CURRENT YEAR'S QUALIFIED
   ALLOCATED PATRONAGE                              (747,600)                               (747,600)
                                                 -----------  -----------  -----------   -----------

BALANCE, AUGUST 31, 1997                           4,081,381   22,497,263     (688,585)   73,646,413

STOCK:
      Sales - common (10 shares)                                                               2,500
      Repurchases - common (8 shares)                                                         (1,750)
      Sales - preferred (5,233 shares)                                                     9,681,050

UNIT RETENTION CAPITAL:
      Revolvement                                                                            (39,872)
      Proceeds                                                                               884,562

REVOLVEMENT OF PRIOR YEARS' ALLOCATED PATRONAGE     (100,350)  (2,425,746)                (2,526,096)

ECONOMIC DEVELOPMENT GRANT RECEIVED BY INVESTEE                                 99,226        99,226

NET INCOME FOR THE YEAR ENDED AUGUST 31, 1998                                  335,688       335,688
                                                 -----------  -----------  -----------   -----------

BALANCE, AUGUST 31, 1998                         $ 3,981,031  $20,071,517  $  (253,671)  $82,081,721
                                                 ===========  ===========  ===========   ===========

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------------------------------------------------
                                                                                1998             1997              1996
                                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                               $    335,688     $  3,327,698     $  2,550,000
      Add (deduct) noncash items:
      Depreciation and amortization                                            5,980,837        4,458,900        3,061,758
      Equipment disposals - loss                                                 220,932          301,851           51,765
      Discount on redemption of estate payout                                    (63,610)         (55,407)
      Noncash investment in Progold                                              185,527         (185,527)
      Net loss allocated from unconsolidated marketing subsidiaries              521,060        1,630,249           91,083
      Noncash portion of patronage capital credits                              (736,751)        (652,922)        (562,047)
      Retention of nonqualified unit retains                                     884,562          948,246        1,389,899
      Deferred income taxes                                                      728,000
      Decrease (increase) in cash surrender of officer life insurance             10,709          (36,170)           9,904
      Changes in operating assets and liabilities:
           Accounts receivable and advances                                   (3,139,522)      (3,110,306)        (107,706)
           Inventory and prepaid expenses                                     (6,988,692)     (14,122,426)       9,671,057
           Deferred charges                                                       46,115         (129,880)        (212,795)
           Other assets                                                           28,500                           (20,719)
           Accounts payable, advances, and accrued liabilities                   733,016         (903,623)       2,057,694
                                                                            ------------     ------------     ------------
                     Net cash provided by (used in) operating activities      (1,253,629)      (8,529,317)      17,979,893
                                                                            ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                  40,676            5,474            4,055
      Capital expenditures                                                    (8,293,687)     (22,249,794)     (30,066,812)
      Proceeds from sale of investments                                                            29,710
      Investment in stock of other corporations, unconsolidated
         marketing subsidiaries and other cooperatives                          (139,941)        (583,117)      (5,915,938)
      Issuance of note receivable                                               (757,114)
      Proceeds on note receivable                                                225,000
      Net proceeds from patronage refunds and equity revolvements                 92,503           32,762           30,601
      Minority interest in equity of subsidiaries                                249,754          180,289          255,910
                                                                            ------------     ------------     ------------
                     Net cash used by investing activities                    (8,582,809)     (22,584,676)     (35,692,184)
                                                                            ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale and repurchase of common stock, net                                       750                              (500)
      Net proceeds from issuance of short-term debt                            6,965,000       19,890,000      (13,877,000)
      Proceeds from issuance of long-term debt                                                                  29,000,000
      Proceeds from sale of stock                                              9,681,050       15,617,700       12,001,107
      Payment of financing fees                                                 (185,671)        (185,671)        (406,111)
      Payment of long-term debt                                               (2,512,500)      (1,012,500)      (5,945,914)
      Payment of unit retains and allocated patronage                         (3,497,729)      (2,814,097)      (2,493,196)
                                                                            ------------     ------------     ------------
                     Net cash provided by financing activities                10,450,900       31,495,432       18,278,386
                                                                            ------------     ------------     ------------

NET CHANGE IN CASH                                                               614,462          381,439          566,095

CASH, BEGINNING OF YEAR                                                        1,234,541          853,102          287,007
                                                                            ------------     ------------     ------------

CASH, END OF YEAR                                                           $  1,849,003     $  1,234,541     $    853,102
                                                                            ============     ============     ============

                                                                                1998             1997             1996
                                                                            ------------     ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                         $  4,244,771     $  3,683,034     $  2,472,853
                                                                            ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
      Board approval of unit retention capital and allocated patronage
         revolvement                                                        $  2,383,126     $  2,658,897     $  2,508,452
                                                                            ============     ============     ============

      Transfer of property and equipment available for sale to property
         and equipment                                                                       $     22,850
                                                                                             ============

      Acquisition of property                                                                $    267,000
      Issuance of notes receivable                                                              2,597,703
      Issuance of long-term advances                                                              102,295
                                                                                             ============
      Reduction of investment                                                                $  2,966,998
                                                                                             ============

      Board approval of distribution of cash portion of qualified
         allocated patronage                                                                 $    719,600     $    168,700
                                                                                             ============     ============

      Increase in note receivable by reduction of advances                  $    102,296
                                                                            ============

      Increase in investment from receipt of Economic Development Grant     $     99,226                      $     67,830
                                                                            ============                      ============

      Acquisition of equipment under capital lease                          $  4,058,048     $  3,456,194        4,485,758
      Acquisition of investment restricted for capital lease projects                                            7,514,242
      Reduction in investment restricted for capital lease projects           (4,058,048)      (3,456,194)
                                                                            ------------     ------------     ------------

      Proceeds from issuance of obligation under capital lease              $         --     $         --     $ 12,000,000
                                                                            ============     ============     ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 1998, 1997, and 1996

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

Indirect costs capitalized were $588,605, $449,149, and $435,686 for the years ended August 31, 1998, 1997, and 1996. Construction-period-interest capitalized for the years ended August 31, 1998, 1997, and 1996, were $199,417, $953,944, and $669,347, respectively.

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

Reclassifications - Certain amounts have been reclassified in the 1997 and 1996 financial statements. The reclassifications have no effect on the results of operations.


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


NOTE 3 - NOTES RECEIVABLE

The cooperative's notes receivable total $3,232,113 and $2,597,703 as of August 31, 1998 and 1997, respectively. They are due from United Sugars member processors. The notes receivable are unsecured, with a variable interest rate, currently 8.5%. The notes will be received in equal annual installments through August 31, 2011. The notes are subordinated to St. Paul Bank for Cooperatives. The current portion of the notes are $288,093, and $216,475 as of August 31, 1998 and 1997, respectively.

NOTE 4 - INVESTMENTSThe investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:
                                     1998          1997          1996

United Sugars Corporation        $   864,903   $   820,641   $ 3,292,816
Midwest Agri-Commodities              21,947        11,748        40,835
ProGold, LLC                       3,398,894     3,920,776     5,246,666
St. Paul Bank for Cooperatives     2,956,944     2,505,512     2,151,143
R.S.R. Electric Cooperative        2,321,556     2,134,431     1,870,859
Other                                 37,696        32,004        60,946
                                 -----------   -----------   -----------
Total                            $ 9,601,940   $ 9,425,112   $12,663,265

NOTE 5 - SHORT-TERM DEBT

Information regarding short-term debt at August 31, 1998, 1997, and 1996, is as follows:

                                               1998        1997         1996
 Seasonal loan with St. Paul Bank for
  Cooperatives, due January 31, 1999,
  interest variable, currently at 6.51%    $26,855,000  $19,890,000  $       --

The cooperative has a $70,000,000 seasonal line of credit with the St. Paul Bank for Cooperatives. The line is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak. Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 1998, 1997, and 1996, are as follows:

                                    August 31

                               1998           1997           1996
Maximum borrowings         $96,570,000    $82,580,000    $59,566,800
Average borrowing levels   $81,260,846    $70,785,583    $50,578,800
Average interest rates         6.48%          6.43%          6.25%


NOTE 6 - LONG-TERM DEBT

Information regarding long-term debt at August 31, 1998, 1997, and 1996, is as follows:

                                                       1998         1997         1996
 Term loan with the St. Paul Bank for Cooperatives,
   due in varying principal repayments through
   February 29, 2008, interest of 8.5%, with a first
   lien on substantially all property and equipment
   and current assets of Minn-Dak                      $47,750,000  $50,250,000  $51,250,000

 Term loan with R.S.R. Electric Cooperative, Inc.,
   due October 12, 2002, interest free, unsecured           47,917       60,417       72,917
                                                        ----------  -----------  -----------
                                                        47,797,917   50,310,417   51,322,917
                           Less current maturities      (5,612,500)  (2,512,500)  (2,512,500)
                                                       -----------  -----------  -----------

                                                       $42,185,417  $47,797,917  $48,810,417

As to the loan with the St. Paul Bank for Cooperatives, the cooperative has agreed to the following significant loan conditions:

1. Invest in Class C or other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank.

2. Maintain working capital of not less than $7 million, maintain a current ratio of not less than 1.2:1.0, and maintain a long-term debt to equity ratio of no greater than 1:1.

3. Obtain prior consent from the bank to pay cash patronage dividends in excess of 35% of qualified patronage income as required by the Internal Revenue Service to qualify the entire patronage dividend as an income tax deduction.

Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 1998, 1997, and 1996. In addition, Minn-Dak can make special advance payments on its term loans with the St. Paul Bank for Cooperatives after its seasonal loans have been paid in full, with the understanding that the special advance payments will be readvanced subject to the reinstatement provisions, prior to the granting of any new seasonal loans. Any such advance payments are subject to a commitment fee of .25% of the daily unadvanced commitment.

Interest expense, net of amount capitalized, totaled $5,372,221, $4,315,823, and $2,898,338, for 1998, 1997, and 1996, respectively. Interest capitalized totaled $199,417, $953,944, and $669,347 for 1998, 1997, and 1996, respectively.

Principal amounts due on all the cooperative's long-term debt are as follows:

            Years Ending August 31:

            1999              $  5,612,500
            2000                 5,612,500
            2001                 5,612,500
            2002                 5,610,417
            2003                 5,600,000
            Thereafter          19,750,000
                              ------------
                              $ 47,797,917


NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

The cooperative has a capital lease with Richland County, North Dakota for equipment relating to solid waste disposal. The county has financed the leased assets with a bond issue and accordingly have structured the cooperative's lease payments to correspond with the bond issue's interest and principal requirements. Details relative to the cooperatives obligations under the lease agreement are as follows:

                                              1998
                                              Final   Current                       1997           1996
Payee                             Interest  Maturity  Portion       Total           Total          Total

Richland County, North Dakota       4.85%    1/11     $582,000   $16,345,935     $16,927,935   $17,509,844

Less amount representing
              interest                                 582,000     4,345,935       4,927,935     5,509,844
                                                      --------   -----------     -----------   -----------

                                                      $     --   $12,000,000     $12,000,000   $12,000,000

Minimum future principal payments required on the obligations under capital leases are as follows:

Years Ending August 31:

            2000             $    730,000
            2001                  775,000
            2002                  815,000
            2003                  860,000
            Thereafter          8,820,000
                             ------------
                             $ 12,000,000


NOTE 8 - MEMBERS' INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a "member-producer," as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one unit of preferred stock for each base acre of sugar beet crops grown under a grower's contract with Minn-Dak. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and nondividend bearing. All transfers and sales of stock must be approved by the board of directors. During the fiscal year 1995, the board of directors voted and approved to offer additional common stock at $250 per share and 20,200 units of its preferred stock at $1,850 per unit. 137 common shares were sold in January 1996. The cooperative called for the payment of preferred stock units of 5,233 in January 1998; 8,442 in January 1997 and 6,525 in January 1996.

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

For the year ended August 31, 1998, Minn-Dak had retained $860,729 and $23,833, respectively for facilities expansion and frozen beet storage. For the year ended August 31, 1997, Minn-Dak had retained $753,329 and $194,917, respectively for sugar silo storage and frozen beet storage. For the year ended August 31, 1996, Minn-Dak had retained $1,389,899 for sugar silo storage and frozen beet storage. For 1998, 1997, and 1996, the retainage is based on $.50 per ton of beets delivered for facilities expansion and sugar silo storage, and the lesser of the maximum obligation required or $.50 per ton of beets delivered for frozen beet storage.

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

During the year ended August 31, 1998, Minn-Dak revolved 35% of the allocated patronage for the fiscal year ended August 31, 1991, totaling $2,383,126. In addition, unit retains and allocated patronage owned by an estate were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $183,924, and the present value of the estimated future redemptions.


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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, 1998, 1997, and 1996, are as follows:

                                                               1998             1997             1996
Deferred tax assets:
            Non-qualified unit retains and allocated
               patronage due to members                    $ 11,060,000     $ 11,700,000     $ 10,600,000
            Other                                             1,898,000        1,000,000        1,300,000
                                                           ------------     ------------     ------------
            Gross deferred tax assets                        12,958,000       12,700,000       11,900,000
            Less valuation allowance                         (1,441,000)      (1,120,000)      (1,200,000)
                                                           ------------     ------------     ------------
                        Total deferred tax assets            11,517,000       11,580,000       10,700,000
                                                           ------------     ------------     ------------

Deferred tax liabilities:
            Depreciation                                      7,560,000        6,860,000        6,200,000
            Other                                               935,000          970,000          750,000
                                                           ------------     ------------     ------------

                        Total deferred tax liabilities        8,495,000        7,830,000        6,950,000
                                                           ------------     ------------     ------------

                                                           $  3,022,000     $  3,750,000     $  3,750,000

Classified as follows:
            Current asset                                  $    370,000     $    300,000     $    300,000
            Long-term asset                                   2,652,000        3,450,000        3,450,000
                                                           ------------     ------------     ------------

                                 Net deferred tax asset    $  3,022,000     $  3,750,000     $  3,750,000

A provision for income taxes related to non-member income from Minn-Dak Yeast Company, totaling $278,000, for the year ended August 31, 1998 is included in other expense. The cooperative has had non-member losses in prior years. These losses have been used to offset member income for income tax reporting. Accordingly, there is no benefit from income taxes recorded for the years ended August 31, 1997 and 1996.


NOTE 10 - EMPLOYEES' PENSION PLAN

The cooperative has a non-contributory defined benefit plan which covers substantially all employees who meet certain requirements of age, length of service and hours worked per year. The benefits provided are based upon the employee's average monthly compensation during the previous three highest consecutive years multiplied by a formula and the participant's service ratio. It is the cooperative's funding policy to contribute to the plan at least the minimum amount required by ERISA as determined by the actuarial firm. The 1998 assumed discount rate was 7.5%. The assumed discount rate for 1997 and 1996 was 8%. The expected long-term rate of return on plan assets was estimated to be 8% per year and future salary increases were estimated to be 5.0% per year in 1998, and 5.5% per year in 1997 and 1996.

The assets of the cooperative plan are maintained via insurance contracts with Lincoln National Life Insurance Company of Fort Wayne, Indiana, and mutual funds with Strong Funds of Milwaukee, Wisconsin.

The following table sets forth the plan's funded status at August 31, 1998, 1997, and 1996:

                                                  1998             1997            1996
Actuarial present value of benefit obligations:
Vested benefit obligation                    $ (6,430,093)    $ (5,177,415)    $ (4,130,135)

Accumulated benefit obligation               $ (6,476,120)    $ (5,219,255)    $ (4,314,938)
Projected benefit obligation                 $(10,125,507)    $ (8,638,721)    $ (7,096,231)
Plan assets at fair value                       8,051,707        6,414,126        5,514,202
                                             ------------     ------------     ------------
Projected benefit obligation in excess of
  plan assets                                  (2,073,800)      (2,224,595)      (1,582,029)
Unrecognized net (gain)/loss                      977,175        1,179,157          523,555
Unrecognized prior service cost                   464,816          519,689          574,562
Unrecognized net asset at adoption date
  (September 1, 1987)                             (99,747)        (118,013)        (136,279)
                                             ------------     ------------     ------------
Pension liability                                (731,556)        (643,762)        (620,191)
            Less current portion                  291,095          194,929          144,213
                                             ------------     ------------     ------------

Long-term pension liability                  $   (440,461)    $   (448,833)    $   (475,978)

The net periodic pension cost for the years ended August 31, 1998, 1997, and 1996, includes the following components:

                                                      1998            1997             1996
Service cost-benefits earned during the period    $   487,480     $   394,073     $   313,069
Interest cost on projected benefit obligation         698,420         549,957         442,520
Actual return on plan assets                       (1,283,388)       (645,048)       (753,673)
Net amortization and deferral                         811,386         225,476         421,406
                                                  -----------     -----------     -----------

            Net periodic pension cost             $   713,898     $   524,458     $   423,322


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

Minn-Dak cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have financial consequences for Minn-Dak and its members.


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

Minn-Dak participates in a multi-employer, self-funded employee medical insurance plan with Minn-Dak Yeast Company. The terms of the plan call for the reimbursements to the plan administrator for all claims paid, up to a maximum amount of $30,000 per employee per year and an aggregate maximum of $1,400,000 per year.

NOTE 13 - INVESTMENT IN MARKETING COOPERATIVES

Minn-Dak has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

Minn-Dak's ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. Minn-Dak provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 1998, 1997, and 1996, Minn-Dak had advanced $20,263,037, $16,327,321, and $14,948,115, respectively.
Minn-Dak had outstanding advances due from (to) United Sugars of $1,970,529, ($279,011), and ($958,905), for the years ended August 31, 1998, 1997, and 1996, respectively.

In December, 1997, United States Sugar Corporation (USSC) became an equity member of United Sugars. United Sugars will market all of the sugar refined by USSC under the same terms as other members. USSC began shipping sugar in September, 1998. They are expected to have annual capacity of approximately 10 million hundredweight.

Minn-Dak has a one-third ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced is sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $1,545,691, $1,627,978, $2,157,891, respectively, during the years ended August 31, 1998, 1997, and 1996. Minn-Dak had outstanding advances due from Midwest of $927,189, $1,166,651, and $1,119,490, as of August 31, 1998, 1997, and 1996, respectively. The owners are guarantors of the short-term line of credit Midwest has with the St. Paul Bank for Cooperatives (bank).


NOTE 14 - OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31 under these obligations are approximately as follows:

            1999             1,342,000
            2000             1,028,000
            2001               917,000
            2002               903,000
            2003               342,000
            Thereafter         635,000

Operating lease and contract expenses for the years ended August 31, 1998, 1997, and 1996, totaled approximately $1,386,000, $662,000, and $713,000, respectively.


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

The following methods and assumptions were used by the company to estimate fair value of the financial instruments, and the estimated fair values of the company's financial instruments as of August 31, 1998, 1997, and 1996, are as follows:

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

Obligations under capital leases - The fair value of obligations under capital leases, was based on present value models using current financing rates available to the cooperative. At August 31, 1998, 1997, and 1996, the carrying value of obligations under capital leases was $12,000,000 and the estimated fair value was $9,800,000.


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

                                                                                                               Term Expires
Name and Address                            Age        District                          Director Since        in December
----------------                            ---        --------                          --------------        -----------
Robert Breuer
            302 Mooreton Avenue North
            Mooreton, ND  58061             66         District #2 - Factory West        1984                  1998(1)

Douglas Etten
            RR #2, Box 65
            Foxhome, MN  56543              47         District #8 - Lyngaas             1997                  2000

Michael Hasbargen
            RR #2, Box 71
            Breckenridge, MN  56520         53         District #4 - Factory East        1993                  1999

John Hought
            RR #2, Box 9
            Foxhome, MN  56543              57         District #6 - Yaggie              1985                  2000

Victor Krabbenhoft
            RR #2, Box 45
            Glyndon, MN 56547               49         District #9 - Peet                1989                  1998(2)

Jack Lacey
            RR #1, Box 66
            Wendell, MN  56590              57         District #5 - Hawes               1993                  1999

Jerry Meyer
            1433 15th Street North
            Wahpeton, ND  58075             60         District #1 - Tyler               1994                  2000

Edward Moen
            17060 County Road 8
            Colfax, ND 58018                72         District #3 - Gorder              1989                  1998(3)

Paul Summer
            RR #2, Box 84
            Herman, MN  56248               56         District #7 - Lehman              1993                  1999

------------

(1) Mr. Breuer's term as a director of the Company from District #2-Factory West expires on December 8, 1998.

(2) Mr. Krabbenhoft's term as a director of the Company from District #9-Peet expires on December 8, 1998.

(3) Mr. Moen's term as director of the Company from District #3-Gorder expires on December 8, 1998.


            ROBERT BREUER has been a director since 1984 and is a former chairman. Mr. Breuer has been farming since 1958 near Mooreton, ND. He serves on the board of directors for Minn-Dak Yeast Company and on the Mooreton City Council, Mooreton, ND.

            DOUGLAS ETTEN has been a director since 1997. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College in Business and Math in 1974.

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

            VICTOR KRABBENHOFT has been a director since 1989, currently serves as board chairman, and is a former vice chairman. Mr. Krabbenhoft has been farming near Glyndon, MN since 1971. He also serves on the board of directors for Midwest Agri-Commodities Company, United Sugars Corporation, and Minn-Dak Yeast Company; and is one of Minn-Dak's representatives to the American Sugarbeet Growers Association in Washington, DC.

            JACK LACEY has been a director since 1993. Mr. Lacey has been farming with his wife, Sharon, near Wendell, MN since 1963. He serves as one of Minn-Dak representatives to the American Sugarbeet Growers Association in Washington, DC.

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

            PAUL SUMMER has been a director since 1993 and is currently serving as board secretary. Mr. Summer has been farming near Herman, MN since 1963. He also serves on the board for Midwest Agri-Commodities Company.

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

Name                  Age   Position
----                  ---   --------
Larry D. Steward      60    President and Chief Executive Officer
Steven M. Caspers     48    Executive Vice President and Chief Financial Officer
Thomas D. Knudsen     44    Vice President, Agriculture
John E. Groneman      62    Vice President, Engineering
Richard K. Richter    58    Vice President, Operations
Jerald W. Pierson     59    Director of Human Resources
Jeffrey L. Carlson    43    Director of Technical Services
John S. Nyquist       43    Purchasing Manager
Patricia J. Estes     58    Director of Communications
Kevin R. Shannon      43    Safety Director

            LARRY D. STEWARD joined Minn-Dak Farmers Cooperative in December, 1990 as president and chief executive officer. Mr. Steward serves on the boards of United Sugars Corporation, and Midwest Agri-Commodities. He is chairman of the board of Minn-Dak Yeast Company, Inc. Mr. Steward is a trustee of United States Beet Sugar Association and a director on the board of the National Council of Farmer Cooperatives based in Washington, DC. Prior to joining Minn-Dak, Mr. Steward was midwest sales manager for Harborlite Corporation. From 1963 to 1988 Mr. Steward was employed by Great Western Sugar Company, Denver, Colorado and from 1984 to 1988 he served as its vice president. Mr. Steward holds a degree in chemistry and math from the University of Nebraska, Kearney, Nebraska.

            STEVEN M. CASPERS is a graduate of the University of North Dakota with a bachelor of science in business administration and a major in accounting. He has been employed at Minn-Dak Farmers Cooperative since May 5, 1974 and is active in numerous local civic and fraternal organizations, and national, industry related boards and committees. He is president of Minn-Dak Yeast Company and services on the boards of directors of Midwest Agri-Commodities, United Sugars Corporation and ProGold, LLC.

            JOHN E. GRONEMAN is a graduate of Colorado State University with a bachelor of science in engineering. He began his experience in the sugar industry in 1960, this includes five years as a factory manager. Mr. Groneman began employment with Minn-Dak Farmers Cooperative on March 1, 1974.

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

            JERALD W. PIERSON is a graduate of Black Hills State University with 29 years human resources experience beginning in 1968. He is active in numerous local civic and fraternal organizations including North Dakota Workers Compensation and the North Dakota Job Service Employer Committee. He began his employment with the Company on March 15, 1982.

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

            KEVIN R. SHANNON attended Taylor Institute and Vanguard Vo-Tech, majoring in instrumentation. He is active in local civic organizations. Mr. Shannon began his technical and supervisory career in 1974. His employment with the Company began on June 1, 1983. Prior to becoming the safety director in September of 1992, Mr. Shannon was Minn-Dak's tare lab supervisor.


ITEM 11. EXECUTIVE COMPENSATION

            The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 1998 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.


SUMMARY COMPENSATION TABLE

Name and                                            Other Annual    All Other       Total
Principal Position       Year   Salary      Bonus   Compensation  Compensation  Compensation
------------------       ----   ------      -----   ------------  ------------  ------------
                                                         (1)           (2)
Larry Steward            1998   $199,385   $ 58,012    $19,709       $29,046       $306,152
President & CEO          1997   $192,562   $ 50,500    $17,304       $19,364       $279,730
                         1996   $178,017   $ 48,900    $15,111                     $242,028

Steven Caspers           1998   $120,854   $ 30,000    $16,936                     $167,790
EVP & CFO                1997   $116,276   $ 25,500    $19,582                     $161,358
                         1996   $111,365   $ 24,000    $19,562                     $154,927

Thomas D Knudsen         1998   $ 88,779   $ 14,500    $15,670                     $118,949
VP Agriculture           1997   $ 86,077   $ 13,500    $16,453                     $116,030
                         1996   $ 82,348   $ 13,000    $ 2,677                     $ 98,025

Richard K Richter        1998   $ 88,579   $ 14,500    $ 4,648                     $107,727
VP Operations            1997   $ 85,210   $ 13,500    $ 4,138                     $102,848
                         1996   $ 82,414   $ 13,000    $ 3,400                     $ 95,414

John E Groneman          1998   $ 84,068   $ 13,500    $ 5,454                     $103,022
VP Engineering           1997   $ 80,897   $ 12,500    $16,989                     $110,386
                         1996   $ 78,055   $ 12,000    $10,692                     $100,747

-----------------------------

1) In addition to the salary and bonus described above, Mr. Steward, Mr. Caspers, Mr. Knudsen, Mr. Richter, and Mr. Groneman are provided with "Other Annual Compensation," which includes the value of the excess life insurance cost, individual LTD plan, sold vacation, and Company match of the 401(k) plan. In fiscal 1996, the company adopted a new policy whereby Supervisory, Professional and Management employees are required on or before their anniversary date in 1999, to attain and maintain their vacation and floating holiday hour combined balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.

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

            The Company has entered into an employment agreement with Mr. Steward, which establishes his salary and benefits as an employee of the Company. The agreement may terminate on sixty days written notice by either party for any reason. Mr. Steward has been employed by the Company for eight years and, therefore, would be affected by the table limits on the qualified benefits table below.

            In 1992, the Company undertook a compensation review study to determine that its employees' compensation was commensurate with responsibilities of the various Company positions, and that the compensation was equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company's geographic region. A national compensation consultant called Hay Management Consultants performed the compensation review study. This study was made of all management employees, including Mr. Steward, and non-union employees. As of August 31, 1998 all employees' wages had been adjusted to levels consistent with the Hay Management Consultants findings and recommendations. The Company continues to consult with Hay Management Consultants in order to maintain fair and equitable compensation for its employees.

2) Beginning in fiscal year 1997, supplemental executive retirement plan contributions are being made on behalf of Mr. Steward. The amount contributed for fiscal year 1998 was $29,046.

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

            The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. Effective on April 1, 1995, the Company began providing a matching contribution of 25% of each employee's first 4% of compensation that is set aside under the plan. The match increases over time until it reaches 75% of the first 4% in the year 1999. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. During 1998, Federal law limited employee pre-tax income contributions to $10,000 for each participating employee. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married).

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


QUALIFIED BENEFITS TABLE

            The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

Pension
Compensation                      Years of Service
                   15          20         25         30          35
 $125,000      $ 27,666    $ 36,888   $ 46,111   $ 55,333    $ 64,555
 $150,000      $ 33,666    $ 44,888   $ 56,111   $ 67,333    $ 78,555
 $175,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155
 $200,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155
 $225,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155
 $250,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155
 $275,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155
 $300,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155
 $325,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155
 $350,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155
 $375,000      $ 36,066    $ 48,088   $ 60,111   $ 72,133    $ 84,155

            The two executive officers named in the Summary Compensation Table have years of service under the plan as follows: Mr. Steward has served for 8 years; Mr. Caspers has served for 24 years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table presents certain information with respect to the ownership of shares of preferred stock as of November 19, 1998, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company's knowledge, as of November 19, 1998, no person owned beneficially more than 5% of the Company's outstanding shares and none of the principal officers listed above owned any such shares.


Name             Position with Company     No. of Shares      % of Shares
----             ---------------------     -------------      -----------

Robert Breuer           Director           160                less than 1%

Douglas Etten           Director           450                less than 1%

Michael Hasbargen       Director           375                less than 1%

John Hought             Director           270                less than 1%

Victor Krabbenhoft      Director           245                less than 1%

Jack Lacey (1)          Director           250                less than 1%

Jerry Meyer             Director           460                less than 1%

Ed Moen                 Director           180                less than 1%

Paul Summer (2)         Director           222                less than 1%

All Directors                             2612                3.62%

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES

            None

REPORTS ON FORM 8-K

            The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 1998.

EXHIBITS

Index
-----
  **  3(i)  Articles of Amendment to the Articles of Incorporation of Minn-Dak
            Farmers Cooperative

   *  3(ii) Articles of Incorporation of Minn-Dak Farmers Cooperative

 ***  3(iii) Amended Bylaws of Minn-Dak Farmers Cooperative

  ** 10(a) Growers' Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)

      10(b) Uniform Member Marketing Agreement by and between United Sugars
            Corporation and Minn-Dak Farmers Cooperative

   * 10(d) Capitalization Agreement by and among Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative, American Crystal Sugar Company, and United Sugars Corporation

   * 10(e) Memorandum of Understanding and Uniform Member Agreement by and between Midwest Agri-Commodities Company and Minn-Dak Farmers Cooperative

   * 10(f) Molasses Purchase Contract by and between Minn-Dak Farmers Cooperative and Universal Foods Corporation (Confidential Treatment for certain sections)

   * 10(g) Yeast Purchase Contract by and between Universal Foods Corporation and Minn-Dak Yeast Company, Inc. (Confidential Treatment for certain sections)

   *  10(i) Operating Agreement of ProGold Limited Liability Company

   *  10(j) ProGold Limited Liability Company Member Control Agreement

   *  10(k) Agreement for Electrical Service

  **  10(l) Agreements for Coal Supply, Transportation, and Oiling Service
            (Confidential Treatment Requested as to certain provisions)

   *  10(m) Minn-Dak Farmers Cooperative Pension Plan

   *  10(n) Larry D. Steward Employment Agreement

   * 10(o) Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for certain sections)

 ***  10(p) Amendment to Minn-Dak Farmers Cooperative Pension Plan

      12    Statement re Computation of Ratio of Net Proceeds to Fixed Charges

   *  21    Subsidiaries of the Registrant

      23    Consent of Independent Auditors

      27    Financial Data Schedule

-------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.

** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 as filed on November 21, 1996.

*** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997 as filed on November 25, 1997.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               MINN-DAK FARMERS COOPERATIVE

                               BY /s/ Larry D. Steward
                                  -----------------------------------
                                      LARRY D. STEWARD, PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DUTIES INDICATED.

SIGNATURE                           TITLE                            REPORT DATE
---------                           -----                            -----------

/s/   Larry D. Steward              President and                    11-24-98
---------------------------         Chief Executive Officer
Larry D. Steward

/s/   Steven M. Caspers             Vice President - Finance         11-24-98
---------------------------
Steven M. Caspers

/s/    Allen E. Larson              Controller                       11-24-98
---------------------------
Allen E. Larson

/s/    Robert Breuer                Director                         11-24-98
---------------------------
Robert Breuer

/s/    Victor Krabbenhoft           Director                         11-24-98
---------------------------
Victor Krabbenhoft

/s/     Douglas Etten               Director                         11-24-98
---------------------------
Douglas Etten

/s/    Edward Moen, Jr.             Director                         11-24-98
---------------------------
Edward Moen, Jr.

/s/    Mike Hasbargen               Director                         11-24-98
---------------------------
Mike Hasbargen

/s/    John Hought                  Director                         11-24-98
---------------------------
John Hought

/s/     Jack Lacey                  Director                         11-24-98
---------------------------
Jack Lacey

/s/    Jerry Meyer                  Director                         11-24-98
---------------------------
Jerry Meyer

/s/    Paul Summer                  Director                         11-24-98
---------------------------
Paul Summer