Form 10-Q
period 1998-11-30
MINN DAK FARMERS COOPERATIVE
filed 1999-01-14
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1998


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

                                 (701) 642-8411
                   -------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                   -------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  YES ___X___                      NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
         Class of Common Stock                     January 11, 1999
         ---------------------                     ----------------
            $250 Par Value                                481

================================================================================

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                    NOV 30, 1998   AUGUST 31, 1998
ASSETS                                                               (UNAUDITED)       (AUDITED)
                                                                    ------------     ------------
CURRENT ASSETS:
       Cash                                                         $        992     $      1,849
                                                                    ------------     ------------

       Current portion of long-term note receivable                          288              288
                                                                    ------------     ------------
       Receivables:
            Trade accounts                                                12,512           14,045
            Growers                                                          280            3,540
                                                                    ------------     ------------
                                                                          12,792           17,585
                                                                    ------------     ------------

       Advances to affiliate                                               1,364            2,898
                                                                    ------------     ------------
       Inventories:
            Refined sugar, pulp and molasses to be sold
              on a pooled basis                                           39,644           27,804
            Nonmember refined sugar                                          560              326
            Yeast                                                             83               79
            Materials and supplies                                         4,464            5,211
            Beet Inventory                                                37,813               --
            Other                                                             72               72
                                                                    ------------     ------------
                                                                          82,635           33,492
                                                                    ------------     ------------
       Deferred charges                                                      347            1,273
                                                                    ------------     ------------
       Prepaid expenses                                                      199              246
                                                                    ------------     ------------
       Property and equipment available for sale                             588              588
                                                                    ------------     ------------

                 Total current assets                                     99,205           58,218
                                                                    ------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
       Land and land improvements                                         20,161           20,133
       Buildings                                                          35,298           34,736
       Factory equipment                                                 107,328          103,922
       Other equipment                                                     3,515            3,700
       Construction in progress                                              461            4,176
                                                                    ------------     ------------
                                                                         166,763          166,667
            Less accumulated depreciation                                (55,779)         (56,098)
                                                                    ------------     ------------
                                                                         110,983          110,569
                                                                    ------------     ------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                          3,151            2,944
                                                                    ------------     ------------

OTHER ASSETS:
       Investments restricted for capital lease projects                       0               --
       Investment in stock of other corporations, unconsolidated
         marketing subsidiaries and other cooperatives                     9,602            9,602
       Deferred income taxes                                               2,652            2,652
       Other                                                                 793              845
                                                                    ------------     ------------
                                                                          13,046           13,099
                                                                    ------------     ------------

See Notes to Consolidated Financial Statements                      $    226,386     $    184,830
                                                                    ============     ============

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              NOV 30, 1998    AUGUST 31, 1998
                                                                               (UNAUDITED)       (AUDITED)
                                                                              ------------     ------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
        Short-term notes payable                                              $     42,420     $     26,855
                                                                              ------------     ------------

        Current portion of long-term debt                                            5,613            5,613
                                                                              ------------     ------------

        Accounts payable:
               Trade                                                                   920            5,124
               Growers                                                              32,075            5,971
                                                                              ------------     ------------
                                                                                    32,995           11,094
                                                                              ------------     ------------


        Accrued liabilities                                                          3,154            3,486
                                                                              ------------     ------------

                      Total current liabilities                                     84,181           47,048

LONG-TERM DEBT, NET OF CURRENT PORTION                                              40,782           42,185

OBLIGATION UNDER CAPITAL LEASE                                                      12,000           12,000

OTHER                                                                                1,297              748

COMMITTMENTS AND CONTINGENCIES                                                          --                0
                                                                              ------------     ------------

                      Total liabilities                                            138,260          101,981
                                                                              ------------     ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                              827              767
                                                                              ------------     ------------

MEMBERS' INVESTMENT:
        Preferred stock:
               Class A - 100,000 shares authorized, $105 par value;
                 72,200 shares issued and outstanding at November 30, 1998
                 and 66,967 at August 31, 1998                                       7,581            7,581
               Class B - 100,000 shares authorized, $75 par value;
                 72,200 shares issued and outstanding at November 30, 1998
                 and 66,967 at August 31, 1998                                       5,415            5,415
               Class C - 100,000 shares authorized, $76 par value;
                 72,200 shares issued and outstanding at November 30, 1998
                 and 66,967 at August 31, 1998                                       5,487            5,487
                                                                              ------------     ------------
                                                                                    18,483           18,483
        Common stock, 600 shares authorized, $250 par value;
          issued and outstanding, 481 shares at November 30, 1998
          and 481 shares at August 31, 1998                                            120              121
        Paid in capital in excess of par value                                      32,094           32,094
        Unit retention capital                                                       7,584            7,584
        Qualified allocated patronage                                                3,981            3,981
        Nonqualified allocated patronage                                            25,397           20,072
        Retained earnings (deficit)                                                   (361)            (254)
                                                                              ------------     ------------
                                                                                    87,299           82,082
                                                                              ------------     ------------

See Notes to Consolidated Financial Statements                                $    226,386     $    184,830
                                                                              ============     ============

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          NOV 30,
                                                                ---------------------------
                                                                   1998            1997
                                                                -----------     -----------
REVENUE:
        From sales of sugar, by-products, yeast
          and resale commodities, net of discounts              $    53,349     $    46,078
        Other income                                                    (77)           (787)
                                                                -----------     -----------
                                                                     53,273          45,291
                                                                -----------     -----------

EXPENSES:
        Production costs of sugar, by-products,
          yeast and resale commodities sold                          12,468          10,597
        Marketing (includes freight and storage)                      6,965           5,724
        General and administrative                                    1,369             951
        Interest                                                      1,230           1,060
        (Gain) loss on disposition of property and equipment             25               2
                                                                -----------     -----------
                                                                     22,058          18,334
                                                                -----------     -----------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                           $    31,215     $    26,957
                                                                ===========     ===========

DISTRIBUTION OF NET PROCEEDS:
        Credited to members' investment:
               Components of net income:
                      Income (loss) from non-member business    $       241     $      (480)
                      Patronage income                                5,325           4,725
                                                                -----------     -----------
                             Net income                               5,566           4,244

               Unit retention capital                                     0             621
                                                                -----------     -----------
                      Net credit to members' investment               5,566           4,865

        Payments to members for sugarbeets, net of unit
         retention capital                                           25,649          22,093
                                                                -----------     -----------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                           $    31,215     $    26,958
                                                                ===========     ===========


See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                              NOV 30,
                                                                                    ---------------------------
                                                                                       1998             1997
                                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Income allocated to members' investment                                     $     5,566     $    11,741
        Add (deduct) noncash items:
               Depreciation and amortization                                              1,573           3,367
               Equipment disposals - loss                                                    25             138
               Discount on estate payout                                                      0
               Net loss allocated from unconsolidated marketing subsidiaries                  0               0
               Noncash portion of patronage capital credits                                   0            (593)
               Retention of nonqualified unit retains                                         0             753
               Changes in operating assets and liabilities:
                      Accounts receivable and advances                                    5,869          (2,120)
                      Inventory and prepaid expenses                                    (49,096)        (41,771)
                      Deferred charges                                                      926             271
                      Other assets                                                           (1)            370
                      Accounts payable, advances, and accrued liabilities                24,225           4,676
                                                                                    -----------     -----------
                             NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES        (10,912)        (23,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from disposition of property, plant and equipment                            0               5
        Capital expenditures                                                             (1,989)        (12,814)
        Investment in stock of other corporations, unconsolidated
          marketing subsidiaries and other cooperatives                                     207              51
        Minority interest in equity of subsidiaries                                          60             105
                                                                                    -----------     -----------
                             NET CASH USED IN INVESTING ACTIVITIES                       (1,722)        (12,653)
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of short-term debt                                    15,565          39,505
        Payment of long-term debt                                                        (1,403)        (21,509)
        Payment of unit retains and allocated patronage                                  (2,383)         (2,870)
        Issuance of long-term debt                                                            0           4,500
        Provision for long-term tax                                                           0               0
        Sale and repurchase of common stock, net                                             (1)              0
        Issuance of stock                                                                     0          15,619
        Issuance of long term tax-exempt bonds                                                0               0
                                                                                    -----------     -----------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES                   11,777          35,245
                                                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                            (857)           (576)

CASH, BEGINNING OF YEAR                                                                   1,849             853
                                                                                    -----------     -----------

CASH, END OF QUARTER                                                                $       992     $       277
                                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash payments for:
               Interest                                                             $     1,390     $     2,646
                                                                                    ===========     ===========

               Income taxes, net of refunds                                         $         0     $        33
                                                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

================================================================================

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended November 30, 1998 and November 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1998. The results of operations for the three months ended November 30, 1998, are not necessarily indicative of the results for the entire fiscal year ending August 31, 1999.

2. In August 1998, the company declared a revolvement of 35% of the 1990 crop per unit retains and allocated patronage. That amount, $2.4 million, was paid to the stockholders on October 17, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended November 30, 1998 (the first quarter of the Company's 1998-1999 fiscal year) and 1997 (the first quarter of the Company's 1997-1998 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997

Revenue for the three months ended November 30, 1998 increased $8.0 million from the 1997 period, an increase of 18%. Revenue from the sale of finished goods increased $6.6 million, while the change in the value of finished goods inventory increased $0.7 million. Other income increased $0.7 million.

Revenue from the sales of sugar increased $6.4 million, or 21%, reflecting a 25% increase in volume, and offset by a 3% decrease in the price for sugar. The increase in volume is the result of a slightly higher estimate of sugar to be produced in fiscal year 1999, and thus more sugar to ship, and generally more customer orders for the current period versus the last. For the fiscal year 1998-1999 period, inventories of sugar remained above historical levels, but similar to the previous year's levels. Based on marketing information developed by United Sugars Corporation, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.06 per hundredweight (CWT.), an increase of less than 1% from the prior year.

Revenue from pulp (wet and dry pelleted) sales increased $0.2 million or 8%, reflecting a 4% increase in sales volume and a 4% increase in the average gross selling price. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will be approximately $42.00 per ton, a decrease of 25% from the prior year. The expected decrease in pulp prices is attributable to a combination of tremendous excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds, poor economic conditions in Japan and a stronger US dollar.

Revenue from beet molasses sales decreased $0.1 million or 8%, reflecting a 23% increase in sales volume, offset by a 25% decrease in the average gross selling price. The increase in molasses sales volume is due to an estimated 36% more production of beet molasses for fiscal year 1998-1999 versus the previous year. The larger volume of beet molasses is the result of a reduction in the quality of the 1998 crop being processed and a larger volume of beets being processed. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately $36.00 per ton, a decrease of 37% from the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product - both domestic and international, lower priced corn markets and soft feed market conditions in the beet molasses marketplace.

Revenues from yeast sales increased $0.1 million or 4%, reflecting a 7% increase in sales volume, offset by a 2% decrease in the average selling price. Sales volume is up because of continued strong demand of bagged fresh yeast from Red Star Yeast & Products, the company that is contractually obligated annually to purchase minimum levels of fresh yeast produced by the yeast company.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 1998 amounted to $11.9 million or $0.7 million more than the increase in the value of finished goods inventories for November 30, 1997. For November 30, 1998 the increase in the value of sugar inventories was $1.5 million more than the increase of that of the previous year. The increase in sugar inventory values is the result of more sugar on hand versus the prior period.

In the consolidated statements of operations, Expenses section, depreciation and interest expenses for fiscal year 1998-1999 are expected to be higher than fiscal year 1997-1998 due to the Company's large capital expansion program that was basically competed at the end of fiscal year 1998. The Company's plant Depreciation expense is expected to increase approximately $0.6 million or 12% in fiscal year 1998-1999 versus the prior year, while Interest expense is expected to increase approximately $0.7 million or 14%.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory increased $3.6 million or 16% from the 1997-1998 period. For fiscal year 1998-1999 the Company is projecting a payment to growers for sugarbeets totaling $63.4 million, which is $8.3 million or 11% less than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.43%, (ii) a total sugarbeet crop to process of 1.971 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated at $23.06 per CWT. This forward-looking material is based on the Company's expectations regarding the processing of the 1998 sugar beet crop. The actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.


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

The recently completed harvest of the sugar beet crop grown during 1998 produced a total of 1,772,648 tons of sugar beets. The sugar content on the 1997 crop is 17.43%. As of this filing, no significant sugarbeet storage problems have been encountered. While unseasonably warm temperatures occurred in the months of November and most of December, the Company has not been able to ascertain any significant detrimental effects to the operations of the factory due to the unusual weather.

The Company expects to produce a total of approximately 4,927,000 CWT. of sugar from the 1998 sugar beet crop (including sugar produced from the purchase of another sugar processor's beets). Currently, the factory is averaging a sugarbeet slice rate of 7,559 tons per day; just below planned slice for the processing season of 7,600 tons per day.

Based upon marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be approximately $23.06 per hundredweight.

From the revenues generated from the sale of products produced from each ton of sugar beets, the Company's operating and fixed costs must be deducted, which are currently estimated to be $26.61 per ton. The deduction of those operating costs results in an estimated gross beet payment of $35.80 per ton of sugar beets.

In preparation for the Year 2000, the Company has developed preliminary plans to address the possible exposures related to the impact on its information systems and the company as a whole of the Year 2000 issue. Such plans include identification of software and hardware systems, and equipment and processing machinery with imbedded technology that may be affected by the Year 2000 problem; determination of the existence of problems; remediation of problems identified; testing of systems and machinery and equipment where remediation will be required; and identification of risks of the Year 2000 issue relative to third parties which have a material relationship with the Company.

The Company expects to complete its plan to deal with the Year 2000 issue before the end of calendar year 1999. To date the Company has upgraded its information system and anticipates that its operations systems will also be ready for the Year 2000. Key customers and suppliers have been contacted, and to date the Company has identified no significant concerns. However, the Company continues to bear some risk related to the Year 2000 issue if other entities not directly affiliated with the Company do not appropriately address their own Year 2000 compliance issues. A contingency plan will be developed to deal with material vendors and suppliers who are identified as not being Year 2000 compliant.

Based upon its assessment to date, the Company's management presently believes that problems related to the Year 2000 issue will be not have a material effect on operations and financial results.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the St. Paul Bank for Cooperatives for calendars 1998 and 1999 of $55.0 million.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants in accordance with GAAP:

1. Maintain working capital of not less than $8.0 million as of 8-31-99 and $9.0 million as of 8-31-00.

2. Maintain a long-term debt and capitalized leases to equity ratio of not greater than 1.05:1.

3. Maintain a current ratio of not less than 1.0:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.

As of November 30, 1998 the Company was in compliance with its loan agreements with the bank.

Working capital increased $3.8 million for the three months ended November 30, 1998. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The targeted working capital for August 31, 1999 is approximately $12.0 million dollars and, in the Company's opinion, will be attained.

The August 31, 1999 working capital estimate of $12.0 million is substantially higher than historical fiscal year end working capital targets. The working capital increases are the result of the January 1999 loan agreement with the Company's primary lender, the St. Paul Bank for Cooperatives, in which lower interest rate incentives were provided in return for a higher working capital position. The funding for increased working capital will be generated by shifting approximately $4.5 million in seasonal debt to long term debt. The net result for the Company will be savings in annual interest costs, without incurring added overall debt.

The St Paul Bank for Cooperatives has announced its intent to merge with another bank, Co-Bank, Denver, Colorado. The vote of the shareholders of the two banks to merge will take place sometime in calendar year 1999. If this merger takes place, it is not expected to have any material impact on the borrowing ability or cost to the Company.

The primary factor for the changes in the Company's financial condition for the three months ended November 30, 1998 was due to the seasonal needs of the 1998/1999 sugarbeet-processing season. The cash used to provide for operations of $10.9 million and for investing activities of $1.7 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $11.8 million was primarily provided through proceeds from the issuance of short term debt of $15.6 million; net of repayment of long term debt of $1.4 million and 35% payment of the 1990 crop unit retains and allocated patronage payment of $2.4 million. Working capital as of November 30, 1998 totals $15.0 million compared to $11.2 million at August 31, 1998.

Capital expenditures for the three months ended November 30, 1998 totaled $2.0 million. Capital expenditures for fiscal year 1999 are currently estimated at $6.2 million, $2.0 million resulting from the carryover of fiscal 1998 projects.

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



                                           MINN-DAK FARMERS COOPERATIVE
                                                   (Registrant)


Date:    January 13, 1999                  /s/ LARRY D. STEWARD
      ---------------------                -------------------------------------
                                           Larry D. Steward
                                           President and Chief Executive Officer



Date:    January 13, 1999                  /s/ STEVEN M. CASPERS
      ---------------------                -------------------------------------
                                           Steven M. Caspers
                                           Executive Vice President, and
                                           Chief Financial Officer