Form 10-Q
period 1999-02-28
MINN DAK FARMERS COOPERATIVE
filed 1999-04-14
CIK 948218

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1999


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

                    YES __X__                   NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Outstanding at
          Class of Common Stock                         April 12, 1999
          ---------------------                         --------------
              $250 Par Value                                 475

================================================================================

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                  FEB 28, 1999     AUGUST 31, 1998
ASSETS                                                             (UNAUDITED)        (AUDITED)
                                                                  -------------    ---------------
CURRENT ASSETS:
     Cash                                                         $         257     $       1,849
                                                                  -------------     -------------

     Current portion of long-term note receivable                           288               288
                                                                  -------------     -------------
     Receivables:
         Trade accounts                                                  17,702            14,045
         Growers                                                             17             3,540
                                                                  -------------     -------------
                                                                         17,719            17,585
                                                                  -------------     -------------

     Advances to affiliate                                                   60             2,898
                                                                  -------------     -------------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                             48,880            27,804
         Nonmember refined sugar                                            460               326
         Yeast                                                               66                79
         Materials and supplies                                           4,042             5,211
         Beet Inventory                                                  23,782                --
         Other                                                               72                72
                                                                  -------------     -------------
                                                                         77,302            33,492
                                                                  -------------     -------------
     Deferred charges                                                       582             1,273
                                                                  -------------     -------------
     Prepaid expenses                                                       179               246
                                                                  -------------     -------------
     Property and equipment available for sale                              588               588
                                                                  -------------     -------------

            Total current assets                                         96,975            58,218
                                                                  -------------     -------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                          20,161            20,133
     Buildings                                                           35,298            34,736
     Factory equipment                                                  107,261           103,922
     Other equipment                                                      3,438             3,700
     Construction in progress                                             1,486             4,176
                                                                  -------------     -------------
                                                                        167,644           166,667
         Less accumulated depreciation                                  (57,296)          (56,098)
                                                                  -------------     -------------
                                                                        110,348           110,569
                                                                  -------------     -------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                         3,221             2,944
                                                                  -------------     -------------

OTHER ASSETS:
     Investments restricted for capital lease projects                        0                --
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                      9,853             9,602
     Deferred income taxes                                                2,652             2,652
     Other                                                                  897               845
                                                                  -------------     -------------
                                                                         13,402            13,099
                                                                  -------------     -------------

See Notes to Consolidated Financial Statements                    $     223,945     $     184,830
                                                                  =============     =============

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     FEB 28, 1999     AUGUST 31, 1998
                                                                      (UNAUDITED)        (AUDITED)
                                                                     -------------    ---------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                       $      53,079     $      26,855
                                                                     -------------     -------------

      Current portion of long-term debt                                        743             5,613
                                                                     -------------     -------------
      Accounts payable:
           Trade                                                            (3,637)            5,124
           Growers                                                          19,030             5,971
                                                                     -------------     -------------
                                                                            15,394            11,094
                                                                     -------------     -------------

      Accrued liabilities                                                    3,431             3,486
                                                                     -------------     -------------

                Total current liabilities                                   72,647            47,048

LONG-TERM DEBT, NET OF CURRENT PORTION                                      49,179            42,185

OBLIGATION UNDER CAPITAL LEASE                                              11,270            12,000

OTHER                                                                        1,485               748

COMMITTMENTS AND CONTINGENCIES                                                  --                 0
                                                                     -------------     -------------

                Total liabilities                                          134,581           101,981
                                                                     -------------     -------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                      884               767
                                                                     -------------     -------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding at Feb 28, 1999
             and 66,967 at August 31, 1998                                   7,581             7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding at Feb 28, 1999
             and 66,967 at August 31, 1998                                   5,415             5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding at Feb 28, 1999
             and 66,967 at August 31, 1998                                   5,487             5,487
                                                                     -------------     -------------
                                                                            18,483            18,483
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 477 shares at Feb 28, 1999
        and 481 shares at August 31, 1998                                      119               121
      Paid in capital in excess of par value                                32,094            32,094
      Unit retention capital                                                 7,567             7,584
      Qualified allocated patronage                                          3,977             3,981
      Nonqualified allocated patronage                                      26,351            20,072
      Retained earnings (deficit)                                             (111)             (254)
                                                                     -------------     -------------
                                                                            88,480            82,082
                                                                     -------------     -------------

See Notes to Consolidated Financial Statements                       $     223,945     $     184,830
                                                                     =============     =============

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     FEBRUARY 28,               FEBRUARY 28,
                                                              ------------------------    ------------------------
                                                                 1999          1998          1999          1998
                                                              ----------    ----------    ----------    ----------
REVENUE:
      From sales of sugar, by-products, and
        yeast, net of discounts                               $   43,510    $   55,862    $   96,859    $  101,940
      Other income                                                   214           134           137          (653)
                                                              ----------    ----------    ----------    ----------
                                                                  43,724        55,996        96,996       101,287
                                                              ----------    ----------    ----------    ----------

EXPENSES:
      Production costs of sugar, by-products,
        and yeast sold                                            13,490        14,490        25,958        25,085
      Marketing (includes freight and storage)                     5,944         4,981        12,909        10,705
      General and administrative                                   1,460         1,326         2,829         2,277
      Interest                                                     1,512         1,524         2,742         2,584
      (Gain) loss on disposition of property and equipment            47            97            72            99
                                                              ----------    ----------    ----------    ----------
                                                                  22,453        22,419        44,510        40,750
                                                              ----------    ----------    ----------    ----------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $   21,271    $   33,578    $   52,486    $   60,537
                                                              ==========    ==========    ==========    ==========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $      250    $      430    $      491    $      (50)
                Patronage income                                   1,010         3,784         6,335         8,509
                                                              ----------    ----------    ----------    ----------
                      Net income                                   1,260         4,214         6,826         8,459

           Unit retention capital                                      0           240             0           861
                                                              ----------    ----------    ----------    ----------
                Net credit to members' investment                  1,260         4,454         6,826         9,320

      Payments to members for sugarbeets, net of unit
       retention capital                                          20,011        29,124        45,660        51,217
                                                              ----------    ----------    ----------    ----------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $   21,271    $   33,578    $   52,486    $   60,537
                                                              ==========    ==========    ==========    ==========


See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                      FEBRUARY 28,
                                                                              -------------------------
                                                                                 1999           1998
                                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $    6,501     $    9,029
      Add (deduct) noncash items:
           Depreciation and amortization                                           3,165          2,731
           Equipment disposals - loss                                                 72             99
           Discount on estate payout                                                  27              0
           Net income allocated from unconsolidated marketing subsidiaries           (24)          (570)
           Noncash portion of patronage capital credits                             (228)             1
           Retention of nonqualified unit retains                                      0            861
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                   2,704          2,295
                Inventory and prepaid expenses                                   (43,743)       (54,703)
                Deferred charges                                                     691            642
                Other assets                                                         (52)           (81)
                Accounts payable, advances, and accrued liabilities                7,318         10,836
                                                                              ----------     ----------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES        (23,569)       (28,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                       2              1
      Capital expenditures                                                        (3,021)        (3,732)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                               (277)           513
      Minority interest in equity of subsidiaries                                    117            130
                                                                              ----------     ----------
                      NET CASH USED IN INVESTING ACTIVITIES                       (3,179)        (3,088)
                                                                              ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                               26,224         23,320
      Payment of long-term debt                                                   (1,406)        (1,006)
      Payment of unit retains and allocated patronage                             (2,460)        (3,440)
      Issuance of long-term debt                                                   2,800             (1)
      Provision for long-term tax                                                      0              0
      Sale and repurchase of common stock, net                                        (2)             0
      Issuance of stock                                                                0          9,681
      Issuance of long term tax-exempt bonds                                           0              0
                                                                              ----------     ----------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                   25,155         28,554
                                                                              ----------     ----------

NET INCREASE (DECREASE) IN CASH                                                   (1,591)        (3,394)

CASH, BEGINNING OF YEAR                                                            1,849          1,235
                                                                              ----------     ----------

CASH, END OF QUARTER                                                          $      257     $   (2,160)
                                                                              ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $    2,713     $    2,974
                                                                              ==========     ==========

           Income taxes, net of refunds                                       $       10     $        6
                                                                              ==========     ==========


See Notes to Consolidated Financial Statements.

===============================================================================

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended February 28, 1999 and February 28, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1998. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1999.

2. In August 1998, the company declared a revolvement of 35% of the 1990 crop per unit retains and allocated patronage. That amount, $2.4 million, was paid to the stockholders on October 17, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended February 28, 1999 (the second quarter of the Company's 1998-1999 fiscal year) and 1998 (the second quarter of the Company's 1997-1998 fiscal year). The Company's fiscal year runs from September 1 to August 31.

This discussion contains the Company's current estimates of the financial results to be obtained from the Company's processing of the 1998 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugar beets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1998 sugar beet crop, the net selling price for the sugar and by-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.



RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

Revenue for the three months ended February 28, 1999 decreased $12.3 million from the 1998 period, a decrease of 22%. Revenue from the sale of finished goods increased $2.4 million, while the change in the value of finished goods inventory decreased $14.8 million. Other income increased $0.1 million.

Revenue from the sales of sugar increased $1.5 million or 5%, reflecting a 4% increase in volume, and a 1% increase in the price for sugar. The increase in volume is the result of a slightly higher estimate of sugar to be produced in fiscal year 1999 (and thus more sugar to ship), and generally more customer orders for the current period versus the last. For the fiscal year 1998-1999 period, inventories of sugar ended below recent historical levels, but at levels desirable for this time of year. Based upon marketing information developed by United Sugars Corporation, the Company's marketing agent, the current estimate is that the average net selling price of the Company's sugar will increase less than 2% from the prior year.

Revenue from pulp (wet and dry pelleted) sales increased $0.4 million or 24%, reflecting a 61% increase in sales volume, offset by a 23% decrease in the average gross selling price. The larger volume of wet and pelleted pulp sales for this period is the result of the larger volume 1998 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will decrease 23% from the prior year. The expected decrease in pulp prices is attributable to a combination of tremendous excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds, poor economic conditions in Japan and a stronger US dollar.

Revenue from beet molasses sales increased $0.3 million or 34%, reflecting an 83% increase in sales volume, offset by a 27% decrease in the average gross selling price. The increase in molasses sales volume is due to an estimated 36% more production of beet molasses for fiscal year 1998-1999 versus the previous year and the timing of customer shipments that allow for the clearing of storage at the plant site. The larger volume of beet molasses is the result of the larger volume, lower quality 1998 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately 43% less than the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product - both domestic and international, lower priced corn markets and soft feed market conditions in the beet molasses marketplace.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC"), increased $0.2 million or 11%, reflecting a 13% increase in sales volume, offset by a 2% decrease in the average selling price. Sales volume is up because of continued strong demand of bagged fresh yeast from Red Star Yeast & Products, the company that is contractually obligated annually to purchase minimum levels of fresh yeast produced by the yeast company.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 28, 1999 amounted to $9.2 million or $14.8 million less than the increase in the value of finished goods inventories for February 28, 1998. The reduction in the increase in finished goods inventory mainly results from the level of the inventory of sugar on hand at the end of the period. Lower inventories of sugar are the result of a greater level of sugar orders for the current reporting period versus last.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold decreased $1.0 million, or 7%. The decrease in production costs is due to 5% less sugarbeets being processed for the period versus last. Marketing costs (which include freight and storage) are $1.0 million or 19% more than the prior period because of the increase in sales volume for sugar and by-products. Depreciation and interest expenses for fiscal year 1998-1999 are expected to be higher than fiscal year 1997-1998 due to the Company's large capital expansion program that was basically competed at the end of fiscal year 1998. The Company's plant Depreciation expense is expected to increase approximately $0.6 million or 12% in fiscal year 1998-1999 versus the prior year, while Interest expense is expected to increase approximately $0.7 million or 14%.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) decreased $9.0 million or 31% from the 1997-1998 period. For fiscal year 1998-1999 the Company is projecting a payment to growers for sugarbeets totaling $63.4 million, which is $8.3 million or 11% less than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.43%, (ii) a total sugarbeet crop to process of 1.971 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to increase less than 2% from the prior year. This forward-looking material is based on the Company's expectations regarding the processing of the 1998 sugar beet crop. The actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.



COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

Revenue for the six months ended February 28, 1999 decreased $4.3 million from the 1998 period, a decrease of 4%. Revenue from the sale of finished goods increased $9.0 million, while the change in the value of finished goods inventory decreased $14.1 million. Other income increased $0.8 million.

Revenue from the sales of sugar increased $8.0 million or 14%, reflecting a 15% increase in volume, and offset by a 1% decrease in the price for sugar. The increase in volume is the result of a slightly higher estimate of sugar to be produced in fiscal year 1999 (and thus more sugar to ship), and generally more customer orders for the current period versus the last. Based upon marketing information developed by United Sugars Corporation, the Company's marketing agent, the current estimate is that the average net selling price of the Company's sugar will increase less than 2% from the prior year.

Revenue from pulp (wet and dry pelleted) sales increased $0.6 million or 15%, reflecting a 36% increase in sales volume, offset by a 15% decrease in the average gross selling price. The larger volume of wet and pelleted pulp sales for this period is the result of the larger volume 1998 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will decrease 23% from the prior year. The expected decrease in pulp prices is attributable to a combination of tremendous excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds, poor economic conditions in Japan and a stronger US dollar.

Revenue from beet molasses sales increased $0.2 million or 12%, reflecting a 53% increase in sales volume, but offset by a 26% decrease in the average gross selling price. The larger volume of beet molasses is the result of the larger volume, lower quality 1998 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately 43% less than the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product - both domestic and international, lower priced corn markets and soft feed market conditions in the beet molasses marketplace.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC"), increased $0.2 million or 7%, reflecting a 10% increase in sales volume, but offset by a 2% decrease in the average selling price. Sales volume is up because of continued strong demand of bagged fresh yeast from Red Star Yeast & Products, the company that is contractually obligated annually to purchase minimum levels of fresh yeast produced by the yeast company.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 1999 amounted to $21.1 million or $14.1 million less than the increase in the value of finished goods inventories for February 28, 1998. The reduction in the increase in finished goods inventory mainly results from the level of the inventory of sugar on hand at the end of the period. Lower inventories of sugar are the result of a greater level of sugar orders for the current reporting period versus last.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $0.9 million or 3%. The increase in production costs for the six months ended February 28, 1999 is mainly due to the 10 additional operating days (+6%) for the current period ending versus the same period last year. Marketing costs (which include freight and storage) are $2.2 million or 21% more than the prior period because of the increase in sales volume for sugar and by-products. Depreciation and interest expenses for fiscal year 1998-1999 are expected to be higher than fiscal year 1997-1998 due to the Company's large capital expansion program that was basically competed at the end of fiscal year 1998. The Company's plant Depreciation expense is expected to increase approximately $0.6 million or 12% in fiscal year 1998-1999 versus the prior year, while Interest expense is expected to increase approximately $0.7 million or 14%.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) decreased $5.6 million or 11% from the 1997-1998 period. For fiscal year 1998-1999 the Company is projecting a payment to growers for sugarbeets totaling $63.4 million, which is $8.3 million or 11% less than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.43%, (ii) a total sugarbeet crop to process of 1.971 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to increase less than 2% from the prior year. This forward-looking material is based on the Company's expectations regarding the processing of the 1998 sugar beet crop. The actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.



ESTIMATED FISCAL YEAR 1999 INFORMATION

The agreements between the Company and its members regarding the delivery of sugar beets to the Company require payment for members' sugar beets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugar- beets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop and the subsequent sale of the products produced from the processing the crop. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1998 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1998 sugarbeet crop, the net selling price for the sugar and by-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The completed harvest of the sugar beet crop grown during 1998 produced a total of 1,772,648 tons of sugarbeets. The sugar content on the 1998 crop is 17.43%. The Company also purchased approximately 200,000 tons of sugarbeets from another sugarbeet processor in the area. The 1.971 million tons of sugarbeets to process will take approximately 262 days of plant operations. As of this filing, no significant sugarbeet storage problems have been encountered. While unseasonably warm temperatures have occurred from time to time in the months of November through February, the amount of deterioration of the sugarbeets appears to be normal to slightly better than normal.

The Company expects to produce 1% more sugar from the 1998 sugarbeet crop (including sugarbeets purchased from another sugarbeet processing company) than the prior year. However due to lower quality of the 1998 crop, the 1% increase in sugar produced will result from 14% more sugarbeets being processed. Currently, the factory is averaging a sugarbeet slice rate of 7,558 tons per day, 58 tons per day above the rated capacity of the plant and 42 tons per day below the fiscal year 1999 budget standard.

From the revenues generated from the sale of products produced from each ton of sugarbeets, the Company's operating and fixed costs must be deducted, which when done, results in an estimated gross beet payment of $35.80 per ton of sugar beets.

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

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by the St. Paul Bank for Cooperatives (the "Bank"). The Company has a short-term line of credit with the Bank for calendar years 1998 and 1999 of $55.0 million.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

1. Maintain working capital of not less than $8.0 million as of August 31, 1999 and $9.0 million as of August 31, 2000.
2. Maintain a long-term debt and capitalized leases to equity ratio of not greater than 1.05:1.
3. Maintain a current ratio of not less than 1.0:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.

As of February 28, 1999 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 28, 1999 totals $24.3 million compared to $11.2 million at August 31, 1998, an increase of $13.1 million for the period . Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 1999 is approximately $12.0 million dollars and, in the Company's opinion, will be attained. The August 31, 1999 working capital estimate is substantially higher than historical fiscal year end working capital targets. The working capital increases are the result of the January 1999 loan agreement with the Company's primary lender, the St. Paul Bank for Cooperatives, in which lower interest rate incentives were provided in return for a higher working capital position. The funding for increased working capital was generated by shifting approximately $4.5 million in seasonal debt to long term debt. The net result for the Company will be savings in annual interest costs, without incurring added overall debt.

The St Paul Bank for Cooperatives has announced merger plans with Co-Bank, Denver, Colorado. The banks are working toward a July 1, 1999 merger date. If this merger takes place, the Company does not expect to encounter any material impact in its ability to borrow from the merged bank or in its cost of funds.

The primary factor for the changes in the Company's financial condition for the six months ended February 28, 1999 was due to the seasonal needs of the 1998/1999 sugarbeet-processing season. The cash used to provide for operations of $23.5 million and for investing activities of $3.2 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $25.1 million was primarily provided through proceeds from the issuance of short term debt of $26.2 million; net long term debt borrowings of $1.4 million; 35% payment of the 1990 crop unit retains and allocated patronage payment of $2.4 million and estate equity buy outs of $0.1 million.

Capital expenditures for the six months ended February 28, 1999 totaled $3.0 million. Capital expenditures for fiscal year 1999 are currently estimated at $6.2 million, $2.0 million resulting from the carryover of fiscal 1998 projects.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of the shareholders which was held on December 8, 1998 four proposed changes to the Cooperative's by-laws were voted upon by the shareholders. The first by-law change dealt with Section 1 of Article III - meetings of members. The by-law change proposal passed by a vote of 190 shareholders for the changes and 4 shareholders against. The second by-law change proposal dealt with Section 2 Article IV - election, qualification and tenure of the board of directors. The by-law change proposal passed by a vote of 191 shareholders for the changes and 5 shareholders against. The third by-law change dealt with Section 6 Article IV - special meetings of the board of directors. The by-law change proposal passed by a vote of 191 shareholders for the changes and 4 shareholders against. The fourth by-law change proposal dealt with Article 7 - the Chairman's duties. The by-law change proposal passed by a vote of 187 shareholders for the changes and 8 shareholders against. The Cooperative also held election of directors. Elected to three year terms by voice vote and unanimous consent were the following directors: Russell Mauch, district two; Ed Moen, Jr., district three and Victor Krabbenhoft, district nine. In addition, the following directors (including current expiration date of term) continued on following the Cooperative's annual meeting: Jerry Meyer, district one (2000); Michael Hasbargen, district four (1999); Jack Lacey, district five (1999); John Hought, district six (2000), Paul Summer, district seven (1999); and Doug Etten, district eight (2000).

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
None

================================================================================



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MINN-DAK FARMERS COOPERATIVE
                                        ----------------------------
                                                 (Registrant)


Date:    April 13, 1999                 /s/ LARRY D. STEWARD
       --------------------             -----------------------------------
                                        Larry D. Steward
                                        President and Chief Executive Officer



Date:    April 13, 1999                 /s/ STEVEN M. CASPERS
       --------------------             -----------------------------------
                                        Steven M. Caspers
                                        Executive Vice President, and
                                        Chief Financial Officer