Form 10-Q
period 1999-05-31
MINN DAK FARMERS COOPERATIVE
filed 1999-07-13
CIK 948218

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1999


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

                                 (701) 642-8411
                          ----------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                          ----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

            YES ___X___                   NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Outstanding at
                Class of Common Stock           July 6, 1999
                ---------------------          --------------
                   $250 Par Value                   473

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                     MAY 31, 1999      AUGUST 31, 1998
ASSETS                                                                (UNAUDITED)         (AUDITED)
------                                                               ------------      ---------------
CURRENT ASSETS:
      Cash                                                           $         25       $      1,849
                                                                     ------------       ------------

      Current portion of long-term note receivable                            288                288
                                                                     ------------       ------------
      Receivables:
           Trade accounts                                                  16,632             14,045
           Growers                                                          4,095              3,540
                                                                     ------------       ------------
                                                                           20,726             17,585
                                                                     ------------       ------------

      Advances to affiliate                                                   (30)             2,898
                                                                     ------------       ------------
      Inventories:
           Refined sugar, pulp and molasses to be sold
             on a pooled basis                                             53,037             27,804
           Nonmember refined sugar                                            461                326
           Yeast                                                               79                 79
           Materials and supplies                                           3,767              5,211
           Beet Inventory                                                       0                 --
           Other                                                            1,233                 72
                                                                     ------------       ------------
                                                                           58,576             33,492
                                                                     ------------       ------------
      Deferred charges                                                        521              1,273
                                                                     ------------       ------------
      Prepaid expenses                                                        376                246
                                                                     ------------       ------------
      Property and equipment available for sale                               588                588
                                                                     ------------       ------------

                Total current assets                                       81,069             58,218
                                                                     ------------       ------------

PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                                           20,161             20,133
      Buildings                                                            35,300             34,736
      Factory equipment                                                   107,215            103,922
      Other equipment                                                       3,459              3,700
      Construction in progress                                              2,230              4,176
                                                                     ------------       ------------
                                                                          168,364            166,667
           Less accumulated depreciation                                  (58,874)           (56,098)
                                                                     ------------       ------------
                                                                          109,490            110,569
                                                                     ------------       ------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                           3,293              2,944
                                                                     ------------       ------------

OTHER ASSETS:
      Investments restricted for capital lease projects                         0                 --
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                       9,921              9,602
      Deferred income taxes                                                 2,576              2,652
      Other                                                                   853                845
                                                                     ------------       ------------
                                                                           13,350             13,099
                                                                     ------------       ------------

See Notes to Consolidated Financial Statements                       $    207,202       $    184,830
                                                                     ============       ============

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            MAY 31, 1999     AUGUST 31, 1998
LIABILITIES AND MEMBERS' INVESTMENT                                          (UNAUDITED)        (AUDITED)
-----------------------------------                                         ------------     ---------------
CURRENT LIABILITIES:
        Short-term notes payable                                            $     35,840      $     26,855
                                                                            ------------      ------------

        Current portion of long-term debt                                          2,143             5,613
                                                                            ------------      ------------

        Accounts payable:
               Trade                                                               3,222             5,124
               Growers                                                             9,635             5,971
                                                                            ------------      ------------
                                                                                  12,857            11,094
                                                                            ------------      ------------

        Accrued liabilities                                                        2,561             3,486
                                                                            ------------      ------------

                      Total current liabilities                                   53,401            47,048

LONG-TERM DEBT, NET OF CURRENT PORTION                                            47,776            42,185

OBLIGATION UNDER CAPITAL LEASE                                                    11,270            12,000

OTHER                                                                              1,620               748

COMMITTMENTS AND CONTINGENCIES                                                        --                 0
                                                                            ------------      ------------

                      Total liabilities                                          114,067           101,981
                                                                            ------------      ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                            924               767
                                                                            ------------      ------------

MEMBERS' INVESTMENT:
        Preferred stock:
               Class A - 100,000 shares authorized, $105 par value;
                 72,200 shares issued and outstanding at May 31, 1999
                 and 66,967 at August 31, 1998                                     7,581             7,581
               Class B - 100,000 shares authorized, $75 par value;
                 72,200 shares issued and outstanding at May 31, 1999
                 and 66,967 at August 31, 1998                                     5,415             5,415
               Class C - 100,000 shares authorized, $76 par value;
                 72,200 shares issued and outstanding at May 31, 1999
                 and 66,967 at August 31, 1998                                     5,487             5,487
                                                                            ------------      ------------
                                                                                  18,483            18,483
        Common stock, 600 shares authorized, $250 par value;
          issued and outstanding, 473 shares at May 31, 1999
          and 481 shares at August 31, 1998                                          118               121
        Paid in capital in excess of par value                                    32,094            32,094
        Unit retention capital                                                     7,563             7,584
        Qualified allocated patronage                                              3,971             3,981
        Nonqualified allocated patronage                                          29,881            20,072
        Retained earnings (deficit)                                                   99              (254)
                                                                            ------------      ------------
                                                                                  92,211            82,082
                                                                            ------------      ------------

See Notes to Consolidated Financial Statements                              $    207,202      $    184,830
                                                                            ============      ============

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           MAY 31,                       MAY 31,
                                                                ---------------------------    --------------------------
                                                                    1999            1998           1999           1998
                                                                -----------     -----------    -----------    -----------
REVENUE:
        From sales of sugar, by-products, and
          yeast, net of discounts                               $    45,723     $    39,972    $   142,582    $   141,912
        Other income                                                    (36)            764            101            111
                                                                -----------     -----------    -----------    -----------
                                                                     45,687          40,736        142,683        142,023
                                                                -----------     -----------    -----------    -----------

EXPENSES:
        Production costs of sugar, by-products,
          and yeast sold                                             10,680           9,483         36,638         34,568
        Marketing (includes freight and storage)                      7,483           5,717         20,393         16,422
        General and administrative                                    1,398           1,455          4,227          3,732
        Interest                                                      1,520           1,602          4,262          4,186
        (Gain) loss on disposition of property and equipment             28              41            100            140
                                                                -----------     -----------    -----------    -----------
                                                                     21,109          18,298         65,620         59,048
                                                                -----------     -----------    -----------    -----------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                           $    24,578     $    22,438    $    77,063    $    82,975
                                                                ===========     ===========    ===========    ===========

DISTRIBUTION OF NET PROCEEDS:
        Credited to members' investment:
               Components of net income:
                      Income (loss) from non-member business    $       211     $       143    $       701    $        93
                      Patronage income                                3,540           2,625          9,875         11,134
                                                                -----------     -----------    -----------    -----------
                             Net income                               3,751           2,767         10,577         11,226

               Unit retention capital                                     0               0              0            861
                                                                -----------     -----------    -----------    -----------
                      Net credit to members' investment               3,751           2,767         10,577         12,087

        Payments to members for sugarbeets, net of unit
         retention capital                                           20,827          19,670         66,487         70,887
                                                                -----------     -----------    -----------    -----------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                           $    24,578     $    22,438    $    77,063    $    82,975
                                                                ===========     ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                               MAY 31,
                                                                                    ---------------------------
                                                                                        1999            1998
                                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Income allocated to members' investment                                     $    10,300     $    10,668
        Add (deduct) noncash items:
               Depreciation and amortization                                              4,780           4,326
               Equipment disposals - loss                                                   100             140
               Discount on estate payout                                                     36             (23)
               Net income allocated from unconsolidated marketing subsidiaries              (72)            559
               Noncash portion of patronage capital credits                                (311)           (732)
               Retention of nonqualified unit retains                                         0             861
               Changes in operating assets and liabilities:
                      Accounts receivable and advances                                     (214)         (3,990)
                      Inventory and prepaid expenses                                    (25,214)        (34,289)
                      Deferred charges                                                      752             400
                      Other assets                                                           (8)            (29)
                      Accounts payable, advances, and accrued liabilities                 4,142           6,207
                                                                                    -----------     -----------
                             NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES         (5,707)        (15,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from disposition of property, plant and equipment                            3              16
        Capital expenditures                                                             (3,817)         (4,848)
        Investment in stock of other corporations, unconsolidated
          marketing subsidiaries and other cooperatives                                    (349)            299
        Minority interest in equity of subsidiaries                                         157             164
                                                                                    -----------     -----------
                             NET CASH USED IN INVESTING ACTIVITIES                       (4,006)         (4,369)
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of short-term debt                                     8,985          15,040
        Payment of long-term debt                                                        (1,409)         (2,010)
        Payment of unit retains and allocated patronage                                  (2,483)         (3,440)
        Issuance of long-term debt                                                        2,800               0
        Provision for long-term tax                                                           0             272
        Sale and repurchase of common stock, net                                             (3)              1
        Issuance of stock                                                                     0           9,681
        Issuance of long term tax-exempt bonds                                                0               0
                                                                                    -----------     -----------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES                    7,889          19,543
                                                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                          (1,824)           (727)

CASH, BEGINNING OF YEAR                                                                   1,849           1,235
                                                                                    -----------     -----------

CASH, END OF QUARTER                                                                $        25     $       507
                                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash payments for:
               Interest                                                             $     4,226     $     4,620
                                                                                    ===========     ===========

               Income taxes, net of refunds                                         $        10     $        12
                                                                                    ===========     ===========


See Notes to Consolidated Financial Statements.

================================================================================

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the nine month periods ended May 31, 1999 and May 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1998. The results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending August 31, 1999.

2. In August 1998, the company declared a revolvement of 35% of the 1990 crop per unit retains and allocated patronage. That amount, $2.4 million, was paid to the stockholders on October 17, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 1999 AND 1998

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the nine months ended May 31, 1999 (the third quarter of the Company's 1998-1999 fiscal year) and 1998 (the third quarter of the Company's 1997-1998 fiscal year). The Company's fiscal year runs from September 1 to August 31.

This discussion contains forward-looking statements that involve risks and uncertainties. These forward -looking statements include, among others, those statements that include the words "estimate," "current estimate," "expected," "believes," and similar expressions. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein. Important factors that could cause or contribute to such differences include, without limitation, quality and quantity of sugar beets, weather, market factors, farm and trade policy and general economic conditions.



RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1999 AND 1998

Revenue for the three months ended May 31, 1999 increased $5.0 million from the 1998 period, an increase of 12%. Revenue from the sale of finished goods increased $2.2 million, while the change in the value of finished goods inventory increased $3.6 million. Other income decreased $0.8 million.

Revenue from the sales of sugar increased $2.0million or 6%, reflecting a 4% increase in volume, and a 2% increase in the price for sugar. The increase in volume is the result of generally more customer orders for the current period versus the last. For the fiscal year 1998-1999 period, inventories of sugar ended below recent historical levels, but at levels desirable for this time of year. Based upon marketing information developed by United Sugars Corporation, the Company's marketing agent, the current estimate is that the average net selling price of the Company's sugar will increase less than 2% from the prior year.

Revenue from pulp (wet and dry pelleted) sales increased $0.2 million or 7%, reflecting a 5% increase in sales volume, and a 2% increase in the average gross selling price. The larger volume of wet and pelleted pulp sales for this period is the result of the larger volume 1998 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will decrease 23% from the prior year. The expected decrease in pulp prices is attributable to a combination of tremendous excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds, poor economic conditions in Japan and a stronger US dollar.

Revenue from beet molasses sales increased $0.2 million or 12%, reflecting an 87% increase in sales volume, offset by a 40% decrease in the average gross selling price. The increase in molasses sales volume is due to an estimated 33% more production of beet molasses for fiscal year 1998-1999 versus the previous year and the timing of customer shipments that allow for the clearing of storage at the plant site. The larger volume of beet molasses is the result of the larger volume, lower quality 1998 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately 48% less than the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product - both domestic and international, lower priced corn markets and soft feed market conditions in the beet molasses marketplace.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC"), decreased $0.2 million or 11%, reflecting a 10% decrease in sales volume and a 1% decrease in the average selling price. Sales volume is down because of an unusually strong demand for yeast from customers in the prior year.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended May 31, 1999 amounted to $4.2 million or $3.6 million more than the increase in the value of finished goods inventories for May 31, 1998. The increase in finished goods inventory mainly results from the level of the inventory of sugar on hand at the end of this period versus last.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $1.2 million, or 13%. The increase in production costs is due to 40% more sugar beets being processed for this period versus last. Marketing costs (which include freight and storage) are $1.8 million or 31% more than the prior period because of the increase in sales volume for sugar and by-products. Depreciation and interest expenses for fiscal year 1998-1999 are expected to be higher than fiscal year 1997-1998 due to the Company's large capital expansion program that was basically competed at the end of fiscal year 1998. The Company's plant Depreciation expense is expected to increase approximately $0.6 million or 12% in fiscal year 1998-1999 versus the prior year, while Interest expense is expected to increase approximately $0.7 million or 14%.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) increased $1.2 million or 6% from the 1997-1998 period. However, for fiscal year 1998-1999 the Company is projecting a payment to growers for sugarbeets totaling $60.4 million, which is $11.3 million or 16% less than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.43%, (ii) a total sugarbeet crop to process of 1.971 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to increase less than 2% from the prior year. This forward-looking material is based on the Company's expectations regarding the processing of the 1998 sugar beet crop and resulting sales and expenses therefrom. The actual operating results obtained by processing the sugar beets and selling the finished goods could differ materially from the Company's current estimate.


COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1999 AND 1998

Revenue for the nine months ended May 31, 1999 increased $0.7 million from the 1998 period, an increase of less than 1%. Revenue from the sale of finished goods increased $11.2 million, while the change in the value of finished goods inventory decreased $10.5 million. Other income had no change.

Revenue from the sales of sugar increased $10.0 million or 11%, reflecting an 11% increase in volume. The increase in volume is the result of generally more customer orders for the current period versus the last. Based upon marketing information developed by United Sugars Corporation, the Company's marketing agent, the current estimate is that the average net selling price of the Company's sugar will increase less than 2% from the prior year.

Revenue from pulp (wet and dry pelleted) sales increased $0.7 million or 12%, reflecting a 23% increase in sales volume, offset by an 8% decrease in the average gross selling price. The larger volume of wet and pelleted pulp sales for this period is the result of the larger volume 1998 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will decrease 23% from the prior year. The expected decrease in pulp prices is attributable to a combination of tremendous excess supply of competing products, lower demand in Europe because of reduced cattle and swine herds, poor economic conditions in Japan and a stronger US dollar.

Revenue from beet molasses sales increased $0.4 million or 12%, reflecting a 66% increase in sales volume, but offset by a 32% decrease in the average gross selling price. The larger volume of beet molasses is the result of the larger volume, lower quality 1998 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately 48% less than the prior year. The expected decrease in beet molasses prices is attributable to abundant, low-priced competing product - both domestic and international, lower priced corn markets and soft feed market conditions in the beet molasses marketplace.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC"), increased less than $0.1 million or 1%, reflecting a 3% increase in sales volume, but offset by a 2% decrease in the average selling price. Sales volume is up because of continued strong demand of bagged fresh yeast from Red Star Yeast & Products, the company that is contractually obligated annually to purchase minimum levels of fresh yeast produced by the yeast company.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 1999 amounted to $25.2 million or $10.5 million less than the increase in the value of finished goods inventories for May 31, 1998. The reduction in the increase in finished goods inventory mainly results from the level of the inventory of sugar on hand at the end of the period. Lower inventories of sugar are the result of a greater level of sugar orders for the current reporting period versus last.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $2.1 million or 6%. The increase in production costs for the nine months ended May 31, 1999 is mainly due to the additional slicing days (+20 days) for the current period ending versus the same period last year. Marketing costs (which include freight and storage) are $4.0 million or 24% more than the prior period because of the increase in sales volume for sugar and by-products. Depreciation and interest expenses for fiscal year 1998-1999 are expected to be higher than fiscal year 1997-1998 due to the Company's large capital expansion program that was basically competed at the end of fiscal year 1998. The Company's plant Depreciation expense is expected to increase approximately $0.6 million or 12% in fiscal year 1998-1999 versus the prior year, while Interest expense is expected to increase approximately $0.7 million or 14%.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) decreased $4.4 million or 6% from the 1997-1998 period. For fiscal year 1998-1999 the Company is projecting a payment to growers for sugarbeets totaling $60.4 million, which is $11.3 million or 16% less than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.43%, (ii) a total sugarbeet crop to process of 1.971 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to increase less than 2% from the prior year. This forward-looking material is based on the Company's expectations regarding the processing of the 1998 sugar beet crop and resulting sales and expenses therefrom. The actual operating results obtained by processing the sugar beets and selling the finished goods could differ materially from the Company's current estimate.


ESTIMATED FISCAL YEAR 1999 INFORMATION

The agreements between the Company and its members regarding the delivery of sugar beets to the Company require payment for members' sugar beets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugar- beets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop and the subsequent sale of the products produced from the processing the crop. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1998 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the net selling price for the sugar and by-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The completed harvest of the sugar beet crop grown during 1998 produced a total of 1,772,648 tons of sugarbeets. The sugar content on the 1998 crop is 17.43%. The Company also purchased approximately 200,000 tons of sugarbeets from another sugarbeet processor in the area. The 1.971 million tons of sugarbeets to process took approximately 259 days of plant operations. While unseasonably warm temperatures have occurred from time to time in the months of November through March, the amount of deterioration of the sugar beets (defined as shrink) appears to be normal to slightly better than normal. However the quality of the sugar beets deteriorated more than normal from the unseasonably warm winter weather.

The Company produced 1% less sugar from the 1998 sugar beet crop (including sugarbeets purchased from another sugarbeet processing company) than the prior year, even though it sliced 13% more sugar beets. Less sugar production is due to lower quality of the 1998 crop.

From the revenues generated from the sale of products produced from each ton of sugarbeets, the Company's operating and fixed costs must be deducted, which when done, results in an estimated gross beet payment of $34.08 per ton of sugar beets.

In preparation for the Year 2000, the Company has developed plans to address the possible exposures related to the impact on its information systems and the company as a whole of the Year 2000 issue. Such plans include identification of software and hardware systems, and equipment and processing machinery with imbedded technology that may be affected by the Year 2000 problem; determination of the existence of problems; remediation of problems identified; testing of systems and machinery and equipment where remediation will be required; and identification of risks of the Year 2000 issue relative to third parties which have a material relationship with the Company.

The Company expects to complete its plan to deal with the Year 2000 issue before the end of calendar year 1999. To date the Company has tested and upgraded its information system and has started testing its operations systems, which is expected to also be ready for the Year 2000. Key customers and suppliers have been contacted, and to date the Company has identified no significant concerns. However, the Company continues to bear some risk related to the Year 2000 issue if other entities not directly affiliated with the Company do not appropriately address their own Year 2000 compliance issues. A contingency plan will be developed to deal with material vendors and suppliers who are identified as not being Year 2000 compliant.

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

As of May 31, 1999 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 1999 totals $27.7 million compared to $11.2 million at August 31, 1998, an increase of $16.5 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

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

The St Paul Bank for Cooperatives and Co-Bank, Denver, Colorado have voted to merge. The banks are completing a July 1, 1999 merger date. The Company does not expect to encounter any material impact in its ability to borrow from the merged bank nor in its cost of funds.

The primary factor for the changes in the Company's financial condition for the nine months ended May 31, 1999 was due to the seasonal needs of the 1998/1999 sugarbeet-processing season. The cash used to provide for operations of $5.7 million and for investing activities of $4.0 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $7.9 million was primarily provided through proceeds from the issuance of short term debt of $9.0 million; net long term debt borrowings of $1.4 million; 35% payment of the 1990 crop unit retains and allocated patronage payment of $2.4 million and estate equity buy outs of $0.1 million.

Capital expenditures for the nine months ended May 31, 1999 totaled $3.8 million. Capital expenditures for fiscal year 1999 are currently estimated at $6.2 million, $2.0 million resulting from the carryover of fiscal 1998 projects.



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


                                           MINN-DAK FARMERS COOPERATIVE
                                           ----------------------------
                                                   (Registrant)


Date:   July 13, 1999                      /s/ LARRY D. STEWARD
      ------------------                   -------------------------------------
                                           Larry D. Steward
                                           President and Chief Executive Officer



Date:   July 13, 1999                      /s/ STEVEN M. CASPERS
      ------------------                   -------------------------------------
                                           Steven M. Caspers
                                           Executive Vice President, and
                                           Chief Financial Officer