Form 10-K
period 1999-08-31
MINN DAK FARMERS COOPERATIVE
filed 1999-11-29
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 1999
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            As of November 19, 1999, 475 shares of the Registrant's Common Stock and 72,200 "units" of the Registrant's Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 4% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company's available stock was traded at arm's length during the fiscal year ended August 31, 1999. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and range in price from $2,000 to $2,700 per unit. Prices early in the fiscal year ranged from $2,500 to $2,700 per unit while prices in the third and final quarter of trading ranged from $2,000 to $2,300 per unit.

                       DOCUMENTS INCORPORATED BY REFERENCE

                Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-94644), declared effective on September 11, 1995 and from the Company's Annual Report on Form 10-K for the fiscal years ended August 31, 1996, 1997 and 1998.

ITEM 1.     BUSINESS

            Minn-Dak Farmers Cooperative ("Minn-Dak" or the "Company") is a North Dakota agricultural cooperative that was formed in 1972 and has 475 members. Membership in the Company is limited to sugar beet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company's offices and sugar beet processing facilities in Wahpeton, North Dakota. The Company's facilities allow the members to process their sugar beets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation. The Company's beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative owned by its members, the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative.

            Minn-Dak's corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075 (telephone number (701) 642-8411). Its fiscal year ends August 31.

PRODUCTS AND PRODUCTION

            Minn-Dak is engaged primarily in the production and marketing of sugar from sugar beets. Minn-Dak also markets certain by-products of the sugar it produces, such as beet molasses and beet pulp. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company's sugar production location. Minn-Dak Yeast Company, Inc. produces fresh baker's yeast and provided revenues totaling approximately 4% of the Company's gross revenues for the fiscal year ended August 31, 1999.

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

            Sugar beets deteriorate in storage due to the organic nature of their existence. Beets harvested prior to obtaining a root temperature of fifty degrees or less must be processed within seven days or sugar loss will occur and they will deteriorate. The plant start up in the fall is timed to the anticipated end of processing in the spring. The plan of the Company is to finish processing unprotected beets prior to March 10, ventilated beets prior to March 31, and storage shed beets as soon thereafter as is possible.

            Unprotected beets are "split" by processing the center of the piles first. This method allows the processing of the center beets, which do not freeze and therefore deteriorate more rapidly, at the earliest possible date.

            Ventilated beets have culverts with air holes running every eleven feet into the pile. Prior to freezing of the beets, air is blown into the piles to bring the pile temperature to an average temperature of approximately thirty-five degrees Fahrenheit. When a week or more of sub zero temperatures are forecast, the fans are turned on when the temperature reaches zero degrees and continues to ventilate until the pile temperature reaches zero to five degrees.

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

RECENT CROPS

            The Company's members harvested 2.2 million tons of sugar beets from the 1999 crop. The crop yield for the 1999 crop was a new record harvest, exceeding by 12% the Company's five year average tons per acre. Sugar content of the 1999 crop at harvest was 3% below the average of the five most recent years. The Company's projected production of sugar from the 1999 crop sugar beets is expected to be well above the five year average of sugar produced. This forward-looking material is based on the Company's expectations regarding the processing of the 1999 sugar beet crop; the actual production results obtained by processing those sugar beets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugar beets.

            For a discussion of the 1998, 1997 and 1996 crops and results of operations for fiscal years 1999, 1998 and 1997, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

MARKETING, CUSTOMERS AND PRICING

            Since January 1, 1994 United Sugars Corporation, a common marketing agency operating on a cooperative basis, owned by the Company and three other sugar producing companies (American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation) to market sugar produced by the four member owners, has marketed the Company's sugar.

            At August 31, 1999 the Company had an ownership interest in United Sugars Corporation (year to date contributed capital) totaling $1.3 million, which represented approximately 11% of the total.

             The Company, as well as the other members of United Sugars Corporation, has entered into a "Uniform Member Marketing Agreement" with United Sugars Corporation. Under that agreement, the sugar produced by the Company is pooled with sugar produced by the other sugar-producing member owners and is then sold through the efforts of United Sugars Corporation. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars Corporation. Any net proceeds from the operation of United Sugars Corporation are distributed to the various members on a patronage basis.

            United Sugars Corporation sells industrial bulk sugar, industrial bagged sugar, retail bagged sugar and specialty sugars. It is able to distribute both cane sugar and beet sugar, and distribute sugar to customers over a large geographical area. The Company's sugar is marketed by United Sugars Corporation primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars Corporation includes most of the large industrial sugar users. The customer base also includes retail grocery and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 1999, 96% of the Company's sugar was shipped in bulk form, mostly to industrial users, and 4% in bagged powdered sugar.

            The prices at which United Sugars Corporation sells the Company's sugar fluctuate periodically based on changes in domestic sugar supply and demand. The largest portion of the Company's sales are contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold on a spot basis. Current net selling prices for sugar are forecast to be lower than the prior two years because (1) the domestic market continues to be oversupplied from large domestic crops and excess foreign sugar and (2) consumption is expected to increase less than the long-term US consumption rates.

            A licensing agreement with Pillsbury Company will allow United Sugars Corporation to sell sugar nationwide under the "Pillsbury" name. United Sugars Corporation has indicated that it believes that the opportunity to distribute sugar nationwide under the Pillsbury name will allow the expansion of its presence in the consumer portion of the sugar market. Currently United Sugars Corporation has initiated sales plans for Pillsbury brand sugar to select geographical locations.. Moving from one phase of the sales plan to the next will be dependent upon the success of the phase currently being implemented. The sales plan that United Sugars Corporation will have to follow to become a nationwide seller of sugar under the Pillsbury name will require several phases of implementation.

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

            For the year ended August 31, 1999, approximately 50% of the Company's pulp production was exported to Japan and Europe, and the remaining 50% was sold domestically. The market for beet pulp is affected by the availability and quality of competitive feedstuffs. Dried beet pulp prices declined significantly in FY 1998 and again in FY 1999 due the Asian economic crisis, revisions in European grain policies and the worldwide surplus of feed stuffs. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. Beet molasses prices declined as well in FY 1998 and again in FY 1999 due to competitive pressures brought about by excess available supplies worldwide. By-product sales accounted for approximately 8% of the Company's total consolidated net sales revenues during FY 1999. This relationship is primarily a function of the average market prices for sugar, beet pulp, beet molasses and fresh yeast and is not necessarily indicative of future relationships between by-product, fresh yeast and sugar revenues, because prices of these products fluctuate independently of each other.

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


JOINT VENTURE WITH PROGOLD LIMITED LIABILITY COMPANY

            Minn-Dak is a five percent (5%) equity owner in ProGold Limited Liability Company ("ProGold"). ProGold was formed in 1994 by three entities for the purpose of building a plant to produce from corn and market high fructose corn syrup; and to produce and market corn gluten feed, corn gluten meal and corn germ, all co-products produced by the plant. The other two equity owners are American Crystal Sugar Company, Moorhead, Minnesota (46% ownership share) and Golden Growers Cooperative, Fargo, North Dakota (49% ownership share). The Company has contributed approximately $5.2 million in exchange for its 5% ownership position.

            Because of unexpected market conditions, ProGold the business, as it was structured as of August 31, 1997, was expected to suffer significant losses for several years Given the continued expectation of significant losses for several years for ProGold, on September 30, 1997 ProGold entered into a letter of intent with Cargill, Inc. ("Cargill") for Cargill to lease ProGold's corn wet-milling plant. On November 1, 1997 ProGold signed a 10 year lease agreement with Cargill, which expires on October 31, 2007, to lease ProGold's corn wet-milling plant. Under the lease arrangement, the Company and the other ProGold members would retain ownership of the plant, while Cargill will operate the plant and sell the finished products. ProGold will receive rental payments in a base amount fixed for each year during the term of the lease. ProGold would also receive supplemental rent equal to fifty percent (50%) of the amount by which earnings before taxes from operations of the facility exceeds a specified base. Cargill has also entered into a corn supply agreement with ProGold, pursuant to which ProGold is obligated to deliver approximately 15 million bushels of corn per fiscal year. Cargill will pay ProGold a market price for any corn delivered to Cargill under the corn supply agreement.

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

            To date the lease with Cargill has provided ProGold, as an entity, with (i) rental payments of a fixed amount, with the opportunity to receive supplemental rental payments in the event that the ProGold facility is operated profitably and (ii) the right to pay for corn delivered by ProGold for processing at the facility at market prices. As a result, the lease arrangement has provided protection from the exposure of the risks of participation in the corn sweetener market, including a risk of future, material financial losses by ProGold and the necessity of additional capital investment from the Company to cover such future losses.


GROWERS' AGREEMENTS

            The Company purchases virtually all of its sugar beets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 1999 through 2001 (the "Growers' Agreements"). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless the Company prior to the automatic renewal has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the two year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugar beets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage, which may be planted for each Unit of Preferred Stock held by the members. For the 1999 crop year the Company's Board of Directors authorized members to plant 1.40 acres per unit. For the 2000 crop, the Company's Board of Directors authorized members to plant 1.45 acres per unit

            Under the terms of the Growers Agreement, each member receives payment for his or her sugar beets based on a price per pound of extractable sugar. The price per pound of extractable sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members' pounds of extractable sugar. Extractable pounds of sugar are obtained by the processing of beet samples taken from members' sugar beets during harvest. Each member's grower payment is obtained by multiplying that member's total pounds of extractable sugar times the price per pound of extractable sugar as determined above.

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

            During the fiscal year ended on August 31, 1999, the Company contributed approximately $62,000 to the North Dakota/Minnesota Research and Education Board to fund that entity's research and development activities. $13,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $65,000 to the Sugar Association for their research activities and membership dues.

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

            There are four separate actions outlined in the consent agreement that the Company must undertake in order to demonstrate compliance with the consent agreement and to obtain a dismissal of up to $110,000 in fines. As of this writing, the Company has met its obligation in three of the actions, which should result in a reduction in the civil penalty of $85,000. The one remaining condition stipulates that, if the company maintains compliance for the annual period ending November 16, 2000, the remaining $25,000 shall be suspended and ultimately dismissed at that time. There is no reason at this time to believe that the Company will not be in compliance in the year ended November 16, 2000.

            The Company cannot accurately predict the extent to which future changes in environmental laws or regulations will affect the cost of operating its facilities and conducting its business. However, any changes could have adverse financial consequences for the Company and its members.


EMPLOYEES

            As of August 31, 1999, the Company had 263 full-time employees, of whom 229 were hourly and 34 were salaried. It also employs approximately 332 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In January 1995 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL-CIO) union for its factory employee group. The written contract is in effect from January 23, 1995 through May of the year 2000. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health and dental insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are provided some of the above employee benefits. The Company considers its employee relations to be excellent.


ITEM 2.         PROPERTIES

            The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley. The Company owns the factory, receiving sites, and the land on which they are located. The 1997 crop set new records for average daily slice rate and sugar production while the 1998 crop set a new record for tons sliced. The 1999 crop forecast of factory operations assumes a minimum increase of 10% in each of these areas. The Company's processing factory is exceeding the rated design capacity following the plant expansion which was completed in recent years.

            Minn-Dak Yeast Company, Inc. of which Minn-Dak is an 80% owner, operates a single yeast processing factory at Wahpeton, North Dakota which is located in the Red River Valley. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 1999 fresh yeast was produced and sold into the domestic yeast marketplace. Minn-Dak Yeast Company's processing factory is exceeding its initial rated design capacity.

ITEM 3.     LEGAL PROCEEDINGS

            From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than as provided herein, the Company is not currently involved in legal proceedings which have arisen in the ordinary course of its business, and the Company is also unaware of certain other potential claims which could result in the commencement of legal proceedings. The Company carries insurance that provides protection against certain types of claims.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of the Company's shareholders during the quarter ended August 31, 1999.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 4% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company's available stock was traded at arm's length during the fiscal year ended August 31, 1999. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and ranged in price from $2,000 to $2,700 per unit. Stock transferred at arms length early in the fiscal year ranged in price from $2,500 to $2,700 per unit, while stock transferred at arms length during the third trading quarter ranged in price from $2,000 to $2,300 per unit.

ITEM 6.     SELECTED FINANCIAL DATA

            The following table summarizes selected financial data for each of the last five completed fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Report.

                         Fiscal Year Ended August 31,(1)


FINANCIAL DATA
(Numbers in Thousands)                             1999          1998          1997          1996          1995
Revenues                                           $  152,742    $  149,574    $  139,730    $  114,335    $  133,302
Net Proceeds(1)                                        63,352        72,084        74,239        56,872        75,422
Total Assets                                          174,296       184,830       171,896       136,361        98,927
Long-term Debt, including current maturities,
Net of bond investments, 1998, 1997 & 1996             61,185        59,798        58,252        55,809        28,269
Members' Investment(2)                                 79,394        82,082        73,646        57,324        43,992
Property and Equipment Additions, net of
   Retirements                                          2,962        10,893        24,547        34,457         9,202
Working Capital                                        13,403        11,170        10,163        11,845         9,295
Ratio of Long-Term Debt to Members'
   Investment(3)                                          .72           .66           .76           .93           .59
Ratio of Net Proceeds to Fixed Charges(4)               13.05         13.92         14.92         16.76         26.38

PRODUCTION DATA(5)

Acres harvested                                        97,336        91,374        82,575        74,802        75,878
Tons purchased (members)                            1,772,648     1,721,240     1,506,646     1,458,917     1,636,094
Tons purchased (non-member)                           198,770        44,065
Tons purchased per acre harvested                       18.21         18.84         18.25         19.47         21.56
Net beet payment paid to member per ton of
sugar beets delivered, plus allocated patronage
and unit retains(6)                                     35.34         41.68         49.97         38.34         46.41

Sugar hundredweight
            Produced                                4,750,921     4,788,131     4,136,172     3,348,629     4,358,241
            Sold, including purchased sugar         5,324,764     4,672,631     3,794,313     3,841,443     3,988,284

Pulp tons
            Produced                                  100,215        89,263        77,042        77,352        92,139
            Sold                                      127,160       105,270        82,705        74,743        93,284

Molasses tons
            Produced                                  103,127        78,077        64,377        61,194        62,516
            Sold                                       80,325        51,939        45,182        43,882        46,768

Yeast pounds (in thousands)
            Produced                                   26,198        27,191        23,127        25,556        17,511
            Sold                                       26,240        27,227        23,193        25,495        17,436

(1) Net Proceeds are the Company's gross revenues, less the costs and expenses of producing, purchasing and marketing sugar, sugar by-products, and yeast, but before payments to members for sugar beets. (For a more complete description of the calculation of Net Proceeds, see "Description of Business-Growers' Agreements".)

(2) Members' investment includes preferred and common stock, unit retention capital, allocated patronage and retained earnings (deficit).

(3) Calculated by dividing the Company's long-term debt, exclusive of the current maturities of such debt, by members' investments.

(4) Computed by dividing (i) the sum of Net Proceeds plus fixed charges, plus amortization of capitalized interest by (ii) the sum of interest expense and interest capitalized. The Company does lease certain items, such as some office equipment. Due to the proportionately small amounts involved, an interest factor on lease payments has not been included in the total of the Company's fixed charges or the calculation of this ratio. See Exhibit 12.

(5) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 1999, relates to the 1998 crop).

(6) Reflects the total amount paid in cash and allocated to individual grower equity accounts for each ton of beets delivered.

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

LIQUIDITY AND CAPITAL RESOURCES

            Because the Company operates as a cooperative, payments for member-delivered sugar beets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugar beet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugar beets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank in 1999 of $55,000,000.

            The various loan agreements between the Bank and the Company obligate the Company to the following significant loan conditions: invest in Class C or other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank; maintain working capital of not less than $8.0 million; maintain a current ratio of not less than 1.2:1.0; maintain long-term debt to equity ratio of no greater than 1.05:1; and obtain prior consent from the bank to pay cash patronage dividends in excess of 35% of qualified patronage income. As of August 31, 1999, the Company was in compliance with its loan agreements.

            Working capital increased $2.2 million for fiscal year 1999. This increase was primarily the result of restructuring the Company's long-term and short-term debt to achieve financial ratio's resulting in lowered interest costs. As of August 31, 1999, the Company exceeded the targeted working capital position of $12.0 million.

            On July 1, 1999, The Company's prior primary lender, St Paul Bank, merged with CoBank. The merger with CoBank has not, and is not expected to negatively impact the Company's borrowing abilities.

            Capital expenditures for fiscal year 1997 were $26.0 million, fiscal year 1998 was $10.9 million, and fiscal year 1999 was $5.2 million. Capital expenditures for fiscal year 2000 are currently estimated at $3.8 million. The capital expenditures for fiscal year 1997 and 1998 were mostly made up of assets needed to complete the Company's three year expansion plan that was undertaken starting in fiscal year 1996.

COMPARISON OF THE YEARS ENDED AUGUST 31, 1999, AND 1998

            Revenue for the year ended August 31, 1999 increased 14.6% or $21.4 million from 1998. Revenue from total sugar sales increased 16.7% reflecting a 1.0% increase in the average selling price per cwt and a 15.7% increase in cwt. sold. Revenue from pulp and molasses increased 4.3% reflecting a decrease of 25.9% in the average selling price per ton and 21.6% increase in volume.

            Revenues from yeast sales decreased 5.8% reflecting a price decrease of 2.2% and a decrease in volume of 3.6%.

            Finished product inventories decreased $10.6 million in 1999 primarily due to lower volumes of ending sugar inventory.

            Cost of product produced, exclusive of payments for sugar beets and grower trucking increased $3.7 million. The increase is primarily due to an 8.8% increase in sugar beets purchased and an increase in non-allocated costs such as plant depreciation, taxes and insurance of 9.2%. Sales and Distribution costs increased $3.2 million or 11.5%. General and Administrative expenses increased $0.1 million or 2.0%. Interest expense decreased $0.1 million or 2.0%. The cost per cwt produced increased 11.4%, primarily due to the quality of the crop.

            Non-member business income increased $0.4 million in fiscal year 1999. This increase was primarily due to the reduction in losses associated with the Company's investment in Pro-Gold.

            Net payments to members for sugar beets decreased by $8.2 million in 1999. This decrease was primarily due to a slightly higher volume but lower quality of the beets delivered by members in 1999 versus 1998, and the result of higher selling prices for sugar, but lower selling prices for pulp and molasses.

COMPARISON OF THE YEARS ENDED AUGUST 31, 1998, AND 1997

            Revenue for the year ended August 31, 1998 increased 7.0% or $9.8 million from 1997. Revenue from total sugar sales increased 16.1% reflecting a 4.7% decrease in the average selling price per cwt and a 20.8% increase in cwt. sold. Revenue from pulp sales decreased 7.8% reflecting a decrease of 31.9% in the average selling price per ton and 24.1% increase in volume. Revenue from molasses sales decreased 0.1% reflecting a decrease of 15.1% in the average selling price per ton and a 15.0% increase in volume.

            Revenues from yeast sales increased 11.1% reflecting a price decrease of 6.3% and an increase in volume of 17.4%.

            Finished product inventories increased $6.2 million in 1998 primarily due higher volumes of ending sugar inventory.

            Cost of product produced, exclusive of payments for sugar beets and grower trucking increased $5.7 million. The increase is primarily due to a 17% increase in sugar beets purchased and an increase in non-allocated costs such as plant depreciation, taxes and insurance of 27%. Sales and Distribution costs increased $2.9 million or 13.2%. General and Administrative expenses increased $0.3 million or 7.4%. Interest expense increased $1.1 million or 24.4%. The cost per cwt produced increased 3.7%.

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

ESTIMATED FISCAL YEAR 2000 INFORMATION

            The agreements between the Company and its members regarding the delivery of sugar beets to the Company require payment for members' sugar beets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugar beets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugar beets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1999 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugar beets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 1999 sugar beet crop, the net selling price for the sugar and by-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

            The recently completed harvest of the sugar beet crop grown during 1999 exceeded that of the prior year in both tons and tons per acre. The sugar content of the 1999 crop, however, was less than that of the prior year and less than the five year average for sugar . The Company expects to produce more hundredweight of sugar from the 1999 sugar beet crop than the prior year and considerably more than the long-term average production of sugar.

            From the revenues generated from the sale of products produced from each ton of sugar beets must be deducted the Company's operating and fixed costs. The deduction of those operating costs results in a 1999 crop gross beet payment estimate that will be less than that of the prior crop year.

YEAR 2000

            The Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000.

            Key customers and suppliers have been contacted with no significant concerns being brought to the Company's attention.

            The Company has upgraded its accounting system to be Y2K compliant and believes its operations systems to be ready for the Year 2000 as well.

            The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND COMPETITION

            Current US Government statistics estimate total US sugar consumption at 191.6 million cwt for the year beginning 1 October 1999 and ending 30 September 2000. For the same period ending in 1999, total consumption was 188.3 million cwt. Comparing the two years shows demand growth of 1.7% for US sugar sellers.

            The US government forecasts growth between 2000 and 2001 to be slightly higher than 2%, which is slightly above trendline and includes consumption increases due to population growth. The Company believes that domestic consumption growth will trend to growth rates of 1 to 2% per year due to population growth. Given the size of the domestic market, the Company's sugar production and sales represent between 2 and 3% of the total domestic market for refined sugar in 1999. United Sugars, which sells the Company's production through a sugar marketing pool, represents approximately 25% share of the US sugar market.

            The US refined sugar market has continued to grow over the past twenty years, despite the enormous amount of demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar. The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. For example, in 1978 there were 28 sugar producers and sellers in the US market. Today there are eight sugar sellers, with over 75% of US sugar market share concentrated in the top three sellers, all of which are fully integrated beet and cane suppliers. The Company's main competitors in the domestic market are Imperial Sugar Company, Tate & Lyle North America, Amalgamated Sugar Company, and California and Hawaii Sugar Company Competition in the US sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

            According to United States Department of Agriculture (USDA) statistics, the Red River Valley is generally one of the most cost efficient sugar beet producing areas in the nation. As a result, the Company's management believes that it possesses the ability to compete successfully with other American producers of sugar. In spite of this competitive advantage, substitute sweetener products and sugar imports could have a material adverse effect on the Company's operations in the future.

GOVERNMENT PROGRAMS AND REGULATION

            Domestic sugar prices are supported under a program administered by the USDA. Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990 and the Federal Agriculture Improvement and Reform Act of 1996 (the "FAIR Act"), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (CCC). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The FAIR Act maintains the basic 18 cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 1996 through 2002. Price support loans are made on a non-recourse basis provided that United States sugar imports for domestic usage exceed 1.5 million short tons raw value in a given fiscal (October through September) year. Loans made on a non-recourse basis enable the sugar processor to forfeit sugar to Commodity Credit Corporation ("CCC") if sugar prices are below the loan rate.

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

            In November 1999, the so-called Millennium Round of the World Trade Organization (WTO) will begin in Seattle, Washington with the goal of continuing to move toward multilateral free trade in all sectors. Any agreements reached at the Millennium Round could represent a threat to the sugar industry because sugar is one of the most highly protected sectors within world agricultural trade and is thus a target for reform. The trend toward liberalization will most likely focus on the minimum import requirement of 1,257,000 short tons. There will likely be a movement to raise the minimum import requirement, and if successful, such a movement could cause additional supply/demand pressure in the United States.

            The Company believes the North American Free Trade Agreement ("NAFTA") represents the most serious public policy challenge to itself and the domestic sugar industry. Under the terms of the original NAFTA text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row. Concerned that Mexico's productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be changed to delay Mexico's access to the U.S. market. To embody these changes, a side agreement on sugar was reached prior to passage of NAFTA to give Mexico incrementally larger but capped volumes of duty-free access, and an ability to send additional quantities if it were to pay a gradually descending second tier tariff. The side agreement establishes a common market between the United States and Mexico in sugar by 2008.

            The Company is concerned that low world sugar prices and a trade conflict between the U.S. and Mexico over high fructose corn sweeteners could permit de facto acceleration of the side agreement under NAFTA. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 14 cents in 1999 but decline by approximately 1.5 cents per year until reaching zero in 2008. Low world raw sugar prices could make it feasible for Mexican sugar to enter the United States earlier than 2008. In contrast to Mexico's duty free access to the United States sugar market (which rises from 25,000 metric tons to 250,000 metric tons per year in fiscal year 2001) NAFTA contains no restrictions on second tier imports.

            Under the current terms of NAFTA and the side agreement, the Company is concerned that imports from Mexico could oversupply the U.S. market, forcing sugar prices significantly lower. Any fluctuation in the price of sugar has a direct impact on any sugarbeet payments that are made to members. The Company, along with the domestic sugar industry, is seeking improvements to NAFTA and is also pursuing legal remedies to address the matter. If the sugar industry is unsuccessful in these or any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

            From fiscal years 1990 to 1996, the sugar industry was required to remit to the Commodity Credit Corporation a nonrefundable marketing assessment equivalent to 1.1794 percent of the raw cane sugar loan rate of 18 cents per pound. The Federal Agriculture Improvement and Reform Act of 1996 increased the assessment for fiscal year 1997 though 2003 to 1.47425 percent of the raw cane sugar loan rate of 18 cents per pound. In response to the downturn in the agriculture economy, congress included a provision in the fiscal year 2000 federal agricultural appropriations bill to alleviate the sugar industry from paying the assessment for fiscal years 2000 and 2001. Thus, from October 1, 1999 to September 30, 2001, the Company will not be required to pay a marketing assessment to the Commodity Credit Corporation.

            The current sugar program will expire after the 2002 crop and the nature and scope of future legislation and United States trade policy affecting the sugar market cannot be accurately predicted and there can be no assurance that price supports will continue in their present form beyond the 2002 crop year, or that there will even be enacted a sugar program beyond the existing program. If the price support program including the Tariff Rate Quota system described above, were eliminated in its entirety, or if the protection the United States' price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely effected. In such a situation if the Company were not able to adopt strategies which would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company's continued viability and the desirability of grower sugarbeets for delivery to the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative) as of August 31, 1999, 1998, and 1997, and the related consolidated statements of operations, changes in members' investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 1999, 1998, and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Eide Bailly, LLP
Fargo, North Dakota
October 5, 1999

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1999, 1998, AND 1997

----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                        1999            1998            1997
                                                                          ------------    ------------    ------------
CURRENT ASSETS
      Cash                                                                $    546,345    $  1,849,003    $  1,234,541
                                                                          ------------    ------------    ------------

      Current portion of long-term note receivable                             311,677         288,093         216,475
                                                                          ------------    ------------    ------------

      Receivables
          Trade accounts                                                    16,236,385      13,586,827      12,648,938
          Growers                                                            4,056,821       3,539,710       2,818,976
          Other                                                              3,066,400         458,400         987,579
                                                                          ------------    ------------    ------------
                                                                            23,359,606      17,584,937      16,455,493
                                                                          ------------    ------------    ------------

      Advances to affiliate                                                         --       2,897,718         887,640
                                                                          ------------    ------------    ------------

      Inventories
          Refined sugar, pulp and molasses
            to be sold on a pooled basis                                    17,218,658      27,803,954      21,576,181
          Nonmember refined sugar                                                1,389         326,289         112,301
          Yeast                                                                 62,965          78,994          88,711
          Materials and supplies                                             5,004,645       5,210,663       4,698,784
          Beet                                                                 710,000              --              --
          Other                                                                     --          71,950          81,630
                                                                          ------------    ------------    ------------
                                                                            22,997,657      33,491,850      26,557,607
                                                                          ------------    ------------    ------------

      Deferred charges                                                       1,194,291       1,273,039       1,249,154
                                                                          ------------    ------------    ------------

      Prepaid expenses                                                         232,021         246,112         191,663
                                                                          ------------    ------------    ------------

      Property and equipment available for sale                                587,550         587,550         616,050
                                                                          ------------    ------------    ------------

              Total current assets                                          49,229,147      58,218,302      47,408,623
                                                                          ------------    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
      Land and land improvements                                            20,423,153      20,133,021      16,545,767
      Buildings                                                             35,377,950      34,735,639      30,258,910
      Factory equipment                                                    110,134,188     103,921,887      82,001,703
      Other equipment                                                        3,463,000       3,699,820       2,810,128
      Construction in progress                                                 229,981       4,176,148      24,156,551
                                                                          ------------    ------------    ------------
                                                                           169,628,272     166,666,515     155,773,059
          Less accumulated depreciation                                     60,441,602      56,097,673      51,523,574
                                                                          ------------    ------------    ------------
                                                                           109,186,670     110,568,842     104,249,485
                                                                          ------------    ------------    ------------
LONG-TERM NOTES RECEIVABLE,
  NET OF CURRENT PORTION                                                     2,915,360       2,944,020       2,381,228
                                                                          ------------    ------------    ------------

OTHER ASSETS
      Investments restricted for capital lease projects                             --              --       4,058,048
      Investment in stock of other corporations, unconsolidated
         marketing subsidiaries and other cooperatives                      10,043,102       9,601,940       9,425,112
      Deferred income taxes                                                  1,962,000       2,652,000       3,450,000
      Other                                                                    960,220         845,140         923,383
                                                                          ------------    ------------    ------------
                                                                            12,965,322      13,099,080      17,856,543
                                                                          ------------    ------------    ------------

                                                                          $174,296,499    $184,830,244    $171,895,879
                                                                          ============    ============    ============

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' INVESTMENT                                            1999             1998              1997
                                                                          -------------    -------------     -------------
CURRENT LIABILITIES
      Short-term notes payable                                            $  17,780,000    $  26,855,000     $  19,890,000
                                                                          -------------    -------------     -------------

      Current portion of long-term debt                                       3,012,500        5,612,500         2,512,500
      Current portion of capital lease                                          730,000               --                --
                                                                          -------------    -------------     -------------
                                                                              3,742,500        5,612,500         2,512,500
                                                                          -------------    -------------     -------------

      Accounts payable
          Trade                                                               2,891,768        5,123,520         3,532,551
          Growers                                                             8,340,333        5,970,930         8,334,605
                                                                          -------------    -------------     -------------
                                                                             11,232,101       11,094,450        11,867,156
                                                                          -------------    -------------     -------------

      Advances from affiliate                                                   374,589               --                --
                                                                          -------------    -------------     -------------

      Accrued liabilities                                                     2,696,649        3,485,909         2,975,558
                                                                          -------------    -------------     -------------

              Total current liabilities                                      35,825,839       47,047,859        37,245,214

LONG-TERM DEBT, NET OF CURRENT PORTION                                       46,172,917       42,185,417        47,797,917

OBLIGATION UNDER CAPITAL LEASE                                               11,270,000       12,000,000        12,000,000

OTHER                                                                           686,463          747,766           688,608

COMMITMENTS AND CONTINGENCIES (NOTE 11)                                              --               --                --
                                                                          -------------    -------------     -------------

              Total liabilities                                              93,955,219      101,981,042        97,731,739
                                                                          -------------    -------------     -------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                       946,924          767,481           517,727
                                                                          -------------    -------------     -------------

MEMBERS' INVESTMENT
      Preferred stock
          Class A - 100,000 shares authorized in 1999, 1998, and 1997,
             $105 par value; 72,200, 72,200, and 66,967 shares issued
             and outstanding in 1999, 1998, and 1997, respectively            7,581,000        7,581,000         7,031,535

          Class B - 100,000 shares authorized in 1999, 1998, and 1997,
          $75 par value; 72,200, 72,200, and 66,967 shares issued
             and outstanding in 1999, 1998, and 1997, respectively            5,415,000        5,415,000         5,022,525

          Class C - 100,000 shares authorized in 1999, 1998, and 1997,
             $76 par value; 72,200, 72,200, and 66,967 shares issued
             and outstanding in 1999, 1998, and 1997, respectively            5,487,200        5,487,200         5,089,492
                                                                          -------------    -------------     -------------
                                                                             18,483,200       18,483,200        17,143,552
      Common stock, 600 shares authorized in 1999, 1998, and 1997,
         $250 par value; 473, 484, and 481, shares issued
         and outstanding in 1999, 1998, and 1997, respectively                  118,250          121,000           120,250
      Paid in capital in excess of par                                       32,094,407       32,094,407        23,753,005
      Nonqualified unit retention capital                                     7,560,034        7,584,237         6,739,547
      Qualified allocated patronage                                           3,854,558        3,981,031         4,081,381
      Nonqualified allocated patronage                                       16,822,063       20,071,517        22,497,263
      Retained earnings (deficit)                                               461,844         (253,671)         (688,585)
                                                                          -------------    -------------     -------------
                                                                             79,394,356       82,081,721        73,646,413
                                                                          -------------    -------------     -------------

                                                                          $ 174,296,499    $ 184,830,244     $ 171,895,879
                                                                          =============    =============     =============

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
AUGUST 31, 1999, 1998, AND 1997

------------------------------------------------------------------------------------------------------------------

                                                                     1999              1998               1997
                                                                 -------------     -------------     -------------
REVENUE
       From sales of sugar, sugar by-products,
         and yeast, net of discounts                             $ 152,741,993     $ 149,573,584     $ 139,729,701
                                                                 -------------     -------------     -------------

EXPENSES
       Production costs of sugar,
         by-products, and yeast sold                                50,330,497        41,854,177        33,446,952
       Sales and distribution costs                                 27,913,271        24,697,769        21,822,495
       General and administrative                                    5,002,270         4,906,549         4,567,869
       Interest                                                      5,264,307         5,372,221         4,315,823
                                                                 -------------     -------------     -------------
                                                                    88,510,345        76,830,716        64,153,139
                                                                 -------------     -------------     -------------

OTHER INCOME (EXPENSE)                                                (879,326)         (659,048)       (1,337,294)
                                                                 -------------     -------------     -------------

NET PROCEEDS RESULTING FROM
   MEMBER AND NON-MEMBER BUSINESS                                $  63,352,322     $  72,083,820     $  74,239,268
                                                                 =============     =============     =============

DISTRIBUTION OF NET PROCEEDS
       Credited to members' investment
            Components of net income
                 Income (loss) from
                   non-member business                           $     715,515     $     335,688     $  (1,055,236)
                 Patronage income                                           --                --         4,382,934
                                                                 -------------     -------------     -------------

                      Income allocated to members' investment          715,515           335,688         3,327,698

            Unit retention capital                                       4,630           884,562           948,246
                                                                 -------------     -------------     -------------

                      Net credit to members' investment                720,145         1,220,250         4,275,944

       Payments to members for sugarbeets,
         net of unit retention capital                              62,632,177        70,863,570        69,963,324
                                                                 -------------     -------------     -------------

NET PROCEEDS RESULTING FROM
  MEMBER AND NONMEMBER BUSINESS                                  $  63,352,322     $  72,083,820     $  74,239,268
                                                                 =============     =============     =============


See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENT
AUGUST 31, 1999, 1998, AND 1997

-----------------------------------------------------------------------------------------------------------------------------------
                                                        Paid in Capital   Unit      Qualified  Non-Qualified  Retained
                                   Preferred     Common  in Excess of   Retention   Allocated    Allocated    Earnings
                                     Stock       Stock    Par Value      Capital    Patronage    Patronage    (Deficit)    Total
                                  -----------  --------  -----------  -----------  -----------  ------------ ---------- -----------
BALANCE, AUGUST 31, 1996          $14,982,400  $120,250  $10,296,457  $ 6,262,469  $ 3,720,385  $21,575,006 $   366,651 $57,323,618
 Stock
     Sales - common (8 shares)                    2,000                                                                       2,000
     Repurchases - common
      (8 shares)                                 (2,000)                                                                     (2,000)
     Sales - preferred
      (8,442 shares)                2,161,152             13,456,548                                                     15,617,700
 Unit retention capital
     Revolvement                                                         (471,168)                                         (471,168)
     Proceeds                                                             948,246                                           948,246
 Revolvment of prior years'
  allocated patronage                                                               (1,027,404)  (1,324,677)             (2,352,081)
 Income allocated to members'
  investment                                                                         2,136,000    2,246,934  (1,055,236)  3,327,698
 Accrued payment of current
   years' qualified allocated
   patronage                                                                          (747,600)                            (747,600)
                                  -----------  --------  -----------  -----------  -----------  ------------ ---------- -----------

BALANCE, AUGUST 31, 1997           17,143,552   120,250   23,753,005    6,739,547    4,081,381   22,497,263    (688,585) 73,646,413
 Stock
     Sales - common (10 shares)                   2,500                                                                       2,500
     Repurchases - common
      (7 shares)                                 (1,750)                                                                     (1,750)
     Sales - preferred
      (5,233) shares                1,339,648              8,341,402                                                      9,681,050
 Unit retention capital
     Revolvement                                                          (39,872)                                          (39,872)
     Proceeds                                                             884,562                                           884,562
 Revolvment of prior years'
  allocated patronage                                                                 (100,350)  (2,425,746)             (2,526,096)
 Economic development grant
  received by investee                                                                                           99,226      99,226
 Income allocated to members'
  investment                                                                                                    335,688     335,688
                                  -----------  --------  -----------  -----------  -----------  ------------ ---------- -----------

BALANCE, AUGUST 31, 1998           18,483,200   121,000   32,094,407    7,584,237    3,981,031   20,071,517    (253,671) 82,081,721
 Stock
     Sales - common (3 shares)                      750                                                                         750
     Repurchases - common
      (14 shares)                                (3,500)                                                                     (3,500)
 Unit retention capital
     Revolvement                                                          (28,833)                                          (28,833)
     Proceeds                                                               4,630                                             4,630
 Revolvment of prior years'
  allocated patronage                                                                 (126,473)  (3,249,454)             (3,375,927)
 Income allocated to members'
  investment                                                                                                    715,515     715,515
                                  -----------  --------  -----------  -----------  -----------  ------------ ---------- -----------

BALANCE, AUGUST 31, 1999          $18,483,200  $118,250  $32,094,407  $ 7,560,034  $ 3,854,558  $16,822,063  $  461,844 $79,394,356
                                  ===========  ========  ===========  ===========  ===========  ===========  ========== ===========

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUGUST 31, 1999, 1998, AND 1997

-------------------------------------------------------------------------------------------------------------------------
                                                                               1999             1998             1997
                                                                           ------------     ------------     ------------
OPERATING ACTIVITIES
      Income allocated to members' investment                              $    715,515     $    335,688     $  3,327,698
      Add (deduct) noncash items
           Depreciation and amortization                                      6,591,016        5,980,837        4,458,900
           Equipment disposals - loss                                           155,761          220,932          301,851
           Discount on redemption of estate payout                              (40,820)         (63,610)         (55,407)
           Net (income) loss allocated from
             unconsolidated marketing subsidiaries                             (214,375)         706,587        1,444,722
           Noncash portion of patronage capital credits                        (313,463)        (736,751)        (652,922)
           Retention of nonqualified unit retains                                 4,630          884,562          948,246
           Deferred income taxes                                                730,000          728,000               --
           Decrease (increase) in cash
             surrender of officer life insurance                                (87,628)          10,709          (36,170)
           Stock cancellation - St. Paul Bank for Cooperatives                  131,196               --               --
      Changes in operating assets and liabilities:
           Accounts receivable and advances                                  (2,502,362)      (3,139,522)      (3,110,306)
           Inventory and prepaid expenses                                    10,508,284       (6,988,692)     (14,122,426)
           Deferred charges                                                      38,748           46,115         (129,880)
           Other assets                                                              --           28,500               --
           Accounts payable, accrued liabilities, and other liabilities        (777,654)         733,016         (903,623)
                                                                           ------------     ------------     ------------

NET CASH FROM (USED FOR) OPERATING ACTIVITIES                                14,938,848       (1,253,629)      (8,529,317)
                                                                           ------------     ------------     ------------

INVESTING ACTIVITIES
      Proceeds from disposition of
        property, plant and equipment                                            12,494           40,676            5,474
      Capital expenditures                                                   (5,185,083)      (8,293,687)     (22,249,794)
      Proceeds from sale of investments                                              --               --           29,710
      Investment in stock of other corporations, unconsolidated
         marketing subsidiaries and other cooperatives                         (110,716)        (139,941)        (583,117)
      Investment in note receivable                                            (283,017)        (757,114)              --
      Proceeds from note receivable                                             288,093          225,000               --
      Net proceeds from patronage
        refunds and equity revolvements                                          66,196           92,503           32,762
      Minority interest in equity of subsidiaries                               179,443          249,754          180,289
                                                                           ------------     ------------     ------------

NET CASH USED FOR INVESTING ACTIVITIES                                       (5,032,590)      (8,582,809)     (22,584,676)
                                                                           ------------     ------------     ------------

FINANCING ACTIVITIES
      Sale and repurchase of common stock, net                                   (2,750)             750               --
      Net proceeds from issuance of short-term debt                          (9,075,000)       6,965,000       19,890,000
      Proceeds from issuance of long-term debt                                2,800,000               --               --
      Proceeds from sale of preferred stock                                          --        9,681,050       15,617,700
      Payment of financing fees                                                (154,726)        (185,671)        (185,671)
      Payment of long-term debt                                              (1,412,500)      (2,512,500)      (1,012,500)
      Payment of unit retains and allocated patronage                        (3,363,940)      (3,497,729)      (2,814,097)
                                                                           ------------     ------------     ------------

NET CASH FROM (USED FOR) FINANCING ACTIVITIES                               (11,208,916)      10,450,900       31,495,432
                                                                           ------------     ------------     ------------

NET CHANGE IN CASH                                                           (1,302,658)         614,462          381,439

CASH, BEGINNING OF YEAR                                                       1,849,003        1,234,541          853,102
                                                                           ------------     ------------     ------------

CASH, END OF YEAR                                                          $    546,345     $  1,849,003     $  1,234,541
                                                                           ============     ============     ============

                                                                      1999            1998            1997
                                                                  ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION
      Cash payments for
           Interest                                               $  4,971,812    $  4,244,771    $  3,683,034
                                                                  ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING AND FINANCING ACTIVITIES
      Board approval of unit retention capital
        and allocated patronage revolvement                       $  3,254,165    $  2,383,126    $  2,658,897
                                                                  ============    ============    ============

      Transfer of property and equipment
        available for sale to property and equipment                                              $     22,850
                                                                                                  ============


      Acquisition of property                                                                     $    267,000
      Issuance of notes receivable                                                                   2,597,703
      Issuance of long-term advances                                                                   102,295
                                                                                                  ------------

           Reduction of investment                                                                $  2,966,998
                                                                                                  ============

      Board approval of distribution of cash
        portion of qualified allocated patronage                                                  $    719,600
                                                                                                  ============


      Increase in note receivable by reduction of advances                        $    102,296
                                                                                  ============

      Increase in investment from receipt
        of Economic Development Grant                                             $     99,226
                                                                                  ============

      Reduction in investment restricted for capital lease
      through the acquisition of equipment under capital lease                    $  4,058,048    $  3,456,194
                                                                                  ============    ============


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 1999, 1998, and 1997


NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Minn-Dak Farmers Cooperative (Minn-Dak) is a North Dakota cooperative corporation owned by its member-growers for the purpose of processing sugarbeets and marketing sugar and by-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

The majority of the net proceeds from Minn-Dak are from member business, whereas Minn-Dak Yeast is considered non-member business.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Minn-Dak and its subsidiary, Minn-Dak Yeast, which is 80% owned by the cooperative.

CREDIT RISK

The cooperative and subsidiary grant credit to food processors located throughout the United States. In addition, the cooperative grants credit to members for sugarbeet seed, located in North Dakota and Minnesota.

INVENTORIES

Inventories of refined sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at the most recent purchase, which approximates cost.

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

Indirect costs capitalized were $168,399, $588,605, and $449,149 for the years ended August 31, 1999, 1998, and 1997. Construction-period-interest capitalized for the years ended August 31, 1999, 1998, and 1997, were $0, $199,417, and $953,944, respectively.

EQUITY VALUE INVESTMENTS

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

ACCOUNTING ESTIMATE

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

RECLASSIFICATIONS

Certain amounts have been reclassified in the 1999, 1998 and 1997 financial statements. The reclassifications have no effect on the results of operations.


NOTE 2 - NOTES RECEIVABLE

The cooperative's notes receivable total $3,227,037, $3,232,113 and $2,597,703 as of August 31, 1999, 1998 and 1997, respectively. They are due from United Sugars member processors. The notes receivable are unsecured, with a variable interest rate, currently 8.5%. The notes will be received in equal annual installments through August 31, 2011. The notes are subordinated to CoBank in 1999 and St. Paul Bank for Cooperatives in 1998 and 1997. The current portion of the notes are $311,677, $288,093, and $216,475 as of August 31, 1999, 1998 and
1997, respectively.


NOTE 3 - INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

                                               1999          1998            1997
                                           -----------    -----------    -----------
United Sugars Corporation                  $ 1,007,957    $   864,903    $   820,641
Midwest Agri-Commodities                        43,225         21,947         11,748
ProGold, LLC                                 3,474,655      3,398,894      3,920,776
CoBank (St. Paul Bank for
  Cooperatives, 1998 & 1997)                 2,902,494      2,956,944      2,505,512
R.S.R. Electric Cooperative                  2,486,798      2,321,556      2,134,431
Other                                          127,973         37,696         32,004
                                           -----------    -----------    -----------

                                           $10,043,102    $ 9,601,940    $ 9,425,112
                                           ===========    ===========    ===========


NOTE 4 - SHORT-TERM DEBT

Information regarding short-term debt at August 31, 1999, 1998 and 1997, is as follows:

                                               1999          1998            1997
                                           -----------    -----------    -----------
Seasonal loan with CoBank in 1999,
  and St. Paul Bank for Cooperatives in
  1998 and 1997, due January 31, 2000,
  interest variable, currently at 6.27%    $17,780,000    $26,855,000    $19,890,000
                                           ===========    ===========    ===========

The cooperative has a $55,000,000 seasonal line of credit with CoBank. The line is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 1999, 1998 and 1997, are as follows:

                                                1999            1998             1997
                                           ------------     ------------     ------------
Maximum borrowings                         $ 55,000,000     $ 50,000,000     $ 50,000,000
                                           ============     ============     ============

Average borrowing levels                   $ 34,660,931     $ 33,295,462     $ 28,881,692
                                           ============     ============     ============

Average interest rates                             5.83%            6.48%            6.43%
                                           ============     ============     ============


NOTE 5 - LONG-TERM DEBT

Information regarding long-term debt at August 31, 1999, 1998 and 1997, is as follows:

                                                      1999             1998             1997
                                                  ------------     ------------     ------------
Term loan with CoBank in 1999, and St. Paul
  Bank for Cooperatives in 1998 and 1997, due
  in varying principal repayments through
  February 29, 2008, interest variable,
  currently at 7.74%, with a first lien on
  substantially all property and equipment and
  current assets of Minn-Dak                      $ 49,150,000     $ 47,750,000     $ 50,250,000

Term loan with R.S.R. Electric Cooperative,
  Inc., due October 12, 2002,
  interest free, unsecured                              35,417           47,917           60,417
                                                  ------------     ------------     ------------
                                                    49,185,417       47,797,917       50,310,417
      Less current maturities                       (3,012,500)      (5,612,500)      (2,512,500)
                                                  ------------     ------------     ------------

                                                  $ 46,172,917     $ 42,185,417     $ 47,797,917
                                                  ============     ============     ============

As to the loan with CoBank, the cooperative has agreed to the following significant loan conditions:

      1. Invest in other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank.

      2. Maintain working capital of not less than $8 million, maintain a current ratio of not less than 1.2:1.0, and maintain a long-term debt to equity ratio of no greater than 1.05:1.

      3. Obtain prior consent from the bank to pay cash patronage dividends in excess of 35% of qualified patronage income.

Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 1999, 1998 and 1997.

In addition, Minn-Dak can make special advance payments on its term loans with CoBank after its seasonal loans have been paid in full, with the understanding that the special advance payments will be readvanced subject to the reinstatement provisions, prior to the granting of any new seasonal loans. Any such advance payments are subject to a commitment fee of
 .25% of the daily unadvanced commitment.

Interest expense, net of amount capitalized, totaled $5,264,307, $5,372,221 and $4,315,823, for 1999, 1998 and 1997, respectively. Interest capitalized totaled $0, $199,417 and $953,944 for 1999, 1998 and 1997, respectively.

Principal amounts due on all the cooperative's long-term debt are as follows:

        Years ending August 31,
        -----------------------

               2000                                   $3,012,500
               2001                                    4,012,500
               2002                                    4,810,417
               2003                                    4,800,000
               2004                                    4,800,000
               Thereafter                             27,750,000
                                                    ------------

                                                    $ 49,185,417
                                                    ============


NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASE

The cooperative has a capital lease with Richland County, North Dakota for equipment relating to solid waste disposal. The county has financed the leased assets with a bond issue and accordingly has structured the cooperative's lease payments to correspond with the bond issue's interest and principal requirements. Details relative to the Cooperative's obligations under the lease agreement are as follows:

                                             1999
                       --------------------------------------------------

                                     FINAL        CURRENT                       1998         1997
      Payee             INTEREST    MATURITY      PORTION        TOTAL          Total        Total
----------------       ----------  ----------   -----------  ------------  ------------  ------------
Richland County,
  North Dakota            4.85%        1/11     $ 1,288,397  $ 15,763,935  $ 16,345,935  $ 16,927,935

      Less amount representing interest             558,397     3,763,935     4,345,935     4,927,935
                                                -----------  ------------  ------------  ------------

                                                $   730,000  $ 12,000,000  $ 12,000,000  $ 12,000,000
                                                ===========  ============  ============  ============

Minimum future principal payments required on the obligations under capital lease are as follows:

        Years ending August 31,
        -----------------------

                     2000                            $    730,000
                     2001                                 775,000
                     2002                                 815,000
                     2003                                 860,000
                     2004                                 905,000
               Thereafter                               7,915,000
                                                     ------------

                                                     $ 12,000,000
                                                     ============

NOTE 7 - MEMBERS' INVESTMENT AND GROWER PAYMENTS

The ownership of non-dividend bearing common stock is restricted to a "member-producer," as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one unit of preferred stock for each base acre of sugar beet crops grown under a grower's contract with Minn-Dak. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and non-dividend bearing. All transfers and sales of stock must be approved by the board of directors. The cooperative called for the payment of preferred stock units of 0, 5,233 and 8,442 in January 1999, 1998 and 1997, respectively.

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

Under the terms of Minn-Dak's beet growing contracts with each of its member-producers, Minn-Dak is obligated to pay the member-producers for beets delivered at a price per pound of extractable sugar. However, if, in the opinion of CoBank, the working capital position of the cooperative is insufficient, Minn-Dak shall retain from the price to be paid per ton for beets such amounts as are deemed by the bank to be necessary for operations, the deductions to be made at such time as the bank shall require. The amount so retained shall be evidenced in the records of Minn-Dak by equity credits in favor of the growers. The board of directors has the power to determine whether such retains shall be "qualified" or "nonqualified" for income tax purposes.

For the year ended August 31, 1999, Minn-Dak had retained $4,630 for frozen beet storage. For the year ended August 31, 1998, Minn-Dak had retained $860,729 and $23,833, respectively for facilities expansion and frozen beet storage. For the year ended August 31, 1997, Minn-Dak had retained $753,329 and $194,917, respectively for sugar silo storage and frozen beet storage. For 1999, 1998, and 1997, the retainage is based on $.50 per ton of beets delivered up to the maximum obligation required.

During the year ended August 31, 1999, Minn-Dak revolved 55% of the unit retains and allocated patronage for the fiscal year ended August 31, 1991, totaling $3,254,163. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $150,596, and the present value of the estimated future redemptions.

During the year ended August 31, 1998, Minn-Dak revolved 35% of the allocated patronage for the fiscal year ended August 31, 1991, totaling $2,383,126. In addition, unit retains and allocated patronage owned by an estate was redeemed at a discount. The discount represented the difference between the book value of these items, totaling $183,924, and the present value of the estimated future redemptions.

During the year ended August 31, 1997, Minn-Dak revolved the remaining 65% of the unit retains and allocated patronage for the fiscal year ended August 31, 1990, totaling $2,658,897. In addition, unit retains and allocated patronage owned by an estate was redeemed at a discount. The discount represented the difference between the book value of these items, totaling $164,352, and the present value of the estimated future redemptions.


NOTE 8 - INCOME TAXES

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, 1999, 1998 and 1997 are as follows:

                                                            1999             1998             1997
                                                        ------------     ------------     ------------
Deferred tax assets
       Non-qualified unit retains and
         allocated patronage due to members             $  9,753,000     $ 11,060,000     $ 11,700,000
       Other                                               3,408,000        1,898,000        1,000,000
                                                        ------------     ------------     ------------

            Gross deferred tax assets                     13,161,000       12,958,000       12,700,000
                 Less valuation allowance                   (419,000)      (1,441,000)      (1,120,000)
                                                        ------------     ------------     ------------

                      Total deferred tax assets           12,742,000       11,517,000       11,580,000
                                                        ------------     ------------     ------------

Deferred tax liabilities
       Depreciation                                        8,544,000        7,560,000        6,860,000
       Other                                               1,906,000          935,000          970,000
                                                        ------------     ------------     ------------

                      Total deferred tax liabilities      10,450,000        8,495,000        7,830,000
                                                        ------------     ------------     ------------

                                                        $  2,292,000     $  3,022,000     $  3,750,000
                                                        ============     ============     ============

Classified as follows
       Current asset                                    $    330,000     $    370,000     $    300,000
       Long-term asset                                     1,962,000        2,652,000        3,450,000
                                                        ------------     ------------     ------------

            Net deferred tax asset                      $  2,292,000     $  3,022,000     $  3,750,000
                                                        ============     ============     ============

A provision for income taxes related to non-member income from Minn-Dak Yeast Company, totaling $700,000 and $278,000, for the years ended August 31, 1999 and 1998, respectively, is included in other expense.

The deferred tax asset valuation allowance reduces the estimated amount that will be ultimately realized. Realization of the deferred tax asset is dependent upon future non-member income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.


NOTE 9 - EMPLOYEES' PENSION PLAN

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

The assets of the cooperative plan are maintained via insurance contracts with Lincoln National Life Insurance Company of Fort Fort Wayne, Indiana and mutual funds with Strong Funds of Milwaukee, Wisconsin.

The following table sets forth the plan's funded status at August 31, 1999, 1998 and 1997:

                                                         1999              1998              1997
                                                     ------------      ------------      ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $ 10,125,507      $  8,638,721      $  7,096,231
Service cost                                              581,912           487,480           394,073
Interest cost                                             793,722           698,420           549,957
Experience (gain)/loss due to participant changes         566,160           572,797           844,471
Benefits paid                                            (210,063)         (271,911)         (246,011)
                                                     ------------      ------------      ------------

       Benefit obligation at end of year               11,857,238        10,125,507         8,638,721
                                                     ------------      ------------      ------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          8,205,618         6,530,368         5,614,503
Actual return on plan assets                              698,039         1,283,388           645,048
Employer contribution                                     859,903           663,773           516,828
Benefits paid                                            (210,063)         (271,911)         (246,011)
                                                     ------------      ------------      ------------

       Fair value of plan assets at end of year         9,553,497         8,205,618         6,530,368
                                                     ------------      ------------      ------------

Funded status                                          (2,303,741)       (1,919,889)       (2,108,353)
Unrecognized net actuarial loss                         1,474,612           977,175         1,179,157
Unrecognized prior service cost                           409,943           464,816           519,689
Unrecognized transition asset                             (81,481)          (99,747)         (118,013)
                                                     ------------      ------------      ------------

       Prepaid (accrued) benefit cost                $   (500,667)     $   (577,645)     $   (527,520)
                                                     ============      ============      ============

                                                         1999              1998              1997
                                                     ------------      ------------      ------------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF AUGUST 31
Discount rate                                                 7.5%              7.5%              8.0%
Expected return on plan assets                                8.0%              8.0%              8.0%
Rate of compensation increase                                 5.0%              5.0%              5.5%

The net periodic pension cost for the years ended August 31, 1999, 1998 and 1997, includes the following components:

                                          1999             1998              1997
                                      ------------     ------------     ------------
COMPONENTS ON NET PERIODIC BENEFIT COST
Service cost                          $    581,912     $    487,480     $    394,073
Interest cost                              793,722          698,420          549,957
Expected return on plan assets            (667,728)        (539,474)        (455,534)
Amortization of prior service cost          54,873           54,873           54,873
Amortization of transition amount          (18,266)         (18,266)         (18,266)
Amortization of other                       38,412           30,865             (645)
                                      ------------     ------------     ------------

       Net periodic benefit cost      $    782,925     $    713,898     $    524,458
                                      ============     ============     ============


NOTE 10 - ENVIRONMENTAL MATTERS

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Minn-Dak is subject to various lawsuits and claims that arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the company's financial position, results of operations or cash flows.

Minn-Dak participates in a multi-employer, self-funded employee medical insurance plan with Minn-Dak Yeast Company. The terms of the plan call for the reimbursements to the plan administrator for all claims paid, up to a maximum amount of $30,000 per employee per year and an aggregate maximum of approximately $1,400,000 per year.


NOTE 12 - INVESTMENT IN MARKETING COOPERATIVES

Minn-Dak has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

Minn-Dak's ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. Minn-Dak provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 1999, 1998 and 1997, Minn-Dak had advanced $19,645,387, $20,263,037 and $16,327,321, respectively. Minn-Dak had outstanding advances due from (to) United Sugars of $2,936,798, $1,970,529 and $(279,011), for the years ended August 31, 1999, 1998 and 1997, respectively.

In December 1997, United States Sugar Corporation (USSC) became an equity member of United Sugars. United Sugars will market all of the sugar refined by USSC under the same terms as other members. USSC began shipping sugar in September 1998. They are expected to have annual capacity of approximately 10 million hundredweight.

Minn-Dak has a one-third ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced is sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $1,543,175, $1,545,691, and $1,627,978, respectively, during the years ended August 31, 1999, 1998 and 1997. Minn-Dak had outstanding advances due from (to) Midwest of $(492,459), $927,189 and $1,166,651, as of August 31, 1999, 1998 and 1997, respectively. The owners are guarantors of the short-term line of credit Midwest has with the CoBank.


NOTE 13 - OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31 under these obligations are approximately as follows:

         Years ending August 31,
         -----------------------

            2000                              $ 1,269,000
            2001                                  973,000
            2002                                  876,000
            2003                                  740,000
            2004                                  507,000
            Thereafter                            558,000


Operating lease and contract expenses for the years ended August 31, 1999, 1998 and 1997, totaled approximately $1,417,000, $1,386,000 and $662,000, respectively.


NOTE 14 - STOCK TRANSFER RESTRICTION

The cooperative has entered into an agreement with Minn-Dak Yeast's minority shareholder, whereby neither party shall sell, option or transfer its interest in Minn-Dak Yeast to any person, firm or corporation (third party) without first offering, in writing, the other party the right to acquire such interest on the same terms. If the offeree does not accept the offer within 30 days, the offeror may sell, option or transfer its interest to the third party within 120 days after expiration of the 30-day period.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The company used the following methods and assumptions to estimate fair value of the financial instruments, and the estimated fair values of the company's financial instruments as of August 31, 1999, 1998 and 1997, are as follows:

      INVESTMENTS - The investment in CoBank, R.S.R. Electric Cooperative, Inc. and all other cooperatives are stated at cost, plus the cooperative's share of allocated patronage and capital credits. The investment in United Sugars Corporation, Midwest Agri-Commodities and ProGold Limited Liability Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative's share of the undistributed earnings or losses. Minn-Dak Farmers Cooperative believes it is not practicable to estimate the fair value without incurring excessive costs because there is no established market for this stock and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the investment.

      LONG-TERM DEBT - The fair value of obligations under long-term debt are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities.

      OBLIGATIONS UNDER CAPITAL LEASE - The fair value of obligations under capital lease, was based on present value models using current financing rates available to the cooperative. At August 31, 1999, 1998, and 1997, the carrying value of obligations under capital leases was $12,000,000 and the estimated fair value was $9,800,000.



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

                                                                                           Term Expires
Name and Address                 Age     District                       Director Since     in December
----------------                 ---     --------                       --------------     -----------
Douglas Etten                    48      District #8 - Lyngaas          1997               2000
      RR #2, Box 65
      Foxhome, MN  56543

Michael Hasbargen                54      District #4 - Factory East     1993               1999(1)
      RR #2, Box 71
      Breckenridge, MN  56520

John Hought                      58      District #6 - Yaggie           1985               2000
      RR #2, Box 9
      Foxhome, MN  56543

Victor Krabbenhoft               50      District #9 - Peet             1989               2001
      RR #2, Box 45
      Glyndon, MN 56547

Jack Lacey                       58      District #5 - Hawes            1993               1999(2)
      RR #1, Box 66
      Wendell, MN  56590

Russell Mauch                    44      District #2 - Factory West     1998               2001
      16305 Hwy 13
      Barney, ND 58008

Jerry Meyer                      61      District #1 - Tyler            1994               2000
      1433 15th Street North
      Wahpeton, ND  58075

                                                                                           Term Expires
Name and Address                 Age     District                       Director Since     in December
----------------                 ---     --------                       --------------     -----------
Edward Moen                      73      District #3 - Gorder           1989               2001
      17060 County Road 8
      Colfax, ND 58018

Paul Summer                      57      District #7 - Lehman           1993               1999(3)
      RR #2, Box 84
      Herman, MN  56248

----------------

1) Mr. Hasbargen's term as a director of the Company from District #4-Factory East expires on December 7, 1999.

2) Mr. Lacey's term as a director of the Company from District #5-Hawes expires on December 7, 1999.

3) Mr. Summer's term as director of the Company from District #7-Lehman expires on December 7, 1999.


            DOUGLAS ETTEN has been a director since 1997. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College in Business and Math in 1974. Etten also serves on the board of directors for Midwest Agri-Commodities Company.

            MICHAEL HASBARGEN has been a director since 1992 and is currently serving as board vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also serves on the board of directors of United Sugars Corporation and it one of Minn-Dak's representatives to the American Sugarbeet Growers Association in Washington, DC.

            JOHN HOUGHT has been a director since 1985. Mr. Hought has been farming near Foxhome, MN since 1959. He also serves on the board of directors for Minn-Dak Yeast Company and Midwest Agri-Commodities Company.

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

            RUSSELL MAUCH has been a director since 1998. Mr. Mauch graduated from North Dakota State University in 1977 with a B.S. in agriculture. He then spent 6 months in Hungary on an agricultural exchange program. From 1979 to 1981 Mr. Mauch was a commercial and ag loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for Minn-Dak Yeast Company.

            JERRY MEYER has been a director since 1994. Mr. Meyer has been farming near Fairmount, ND since 1958. He also services on the board of directors for Minn-Dak Yeast Company.

            ED MOEN has been a director since 1989 and is currently serving as board treasurer. Mr. Moen has been farming near Galchutt, ND since 1945.

            PAUL SUMMER has been a director since 1993 and is currently serving as board secretary. Mr. Summer has been farming near Herman, MN since 1963. He also serves on the board of directors for Midwest Agri-Commodities Company.

            The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $225.00 per meeting for regular and special board meetings, (ii) the greater (a) $112.50 for any day in which directors partake in activities on the Company's behalf that take less than five hours or (b) $225.00 for any day in which directors partake in activities on the Company's behalf that take five hours or more. The Chairman of the Board of Directors also receives a flat $200.00 per month to compensate for the extra duties associated with that position.


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

Name                             Age      Position
----                             ---      --------

Larry D. Steward                 61       President and Chief Executive Officer

Steven M. Caspers                49       Executive Vice President and Chief
                                          Financial Officer

Thomas D. Knudsen                45       Vice President, Agriculture

John E. Groneman                 63       Vice President, Engineering

Richard K. Richter               59       Vice President, Operations

Jerald W. Pierson                60       Director of Human Resources

Jeffrey L. Carlson               44       Director of Technical Services

John S. Nyquist                  44       Purchasing Manager

Patricia J. Keough-Wilson        59       Director of Communications

Kevin R. Shannon                 44       Safety Director


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

            STEVEN M. CASPERS is a graduate of the University of North Dakota with a Bachelor of Science in business administration and a major in accounting. He has been employed at Minn-Dak Farmers Cooperative since May 5, 1974. Mr. Caspers is president of Minn-Dak Yeast Company and serves on the boards of directors of Midwest Agri-Commodities, United Sugars Corporation and ProGold, LLC. He also is active in national industry related boards and committees.

            JOHN E. GRONEMAN is a graduate of Colorado State University with a Bachelor of Science in engineering. He began his experience in the sugar industry in 1960; this includes five years as a factory manager. Mr. Groneman began employment with Minn-Dak Farmers Cooperative on March 1, 1974.

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

            JERALD W. PIERSON is a graduate of Black Hills State University with human resources experience beginning in 1968. He is active in numerous local civic and fraternal organizations including North Dakota Workers Compensation and the North Dakota Job Service Employer Committee. He began his employment with the Company on March 15, 1982.

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

            PATRICIA J. KEOUGH-WILSON is a graduate of Moorhead State University with a Bachelor of Science in mass communications and Master of Arts in liberal arts. Mrs. Keough-Wilson is active in local civic organizations and began her publication-communications experience in 1973. Mrs. Keough-Wilson began full-time employment with the Company on December 26, 1989.

            KEVIN R. SHANNON attended Taylor Institute and Vanguard Vo-Tech, majoring in instrumentation. He is active in local civic organizations. Mr. Shannon began his technical and supervisory career in 1974. His employment with the Company began on June 1, 1983. Prior to becoming the safety director in September of 1992, Mr. Shannon was Minn-Dak's tare lab supervisor.

ITEM 11.    EXECUTIVE COMPENSATION

            The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 1999 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and                                              Other Annual      All Other         Total
Principal Position   Year     Salary       Bonus      Compensation    Compensation    Compensation
------------------   ----     ------       -----      ------------    ------------    ------------
                                                           (1)             (2)
Larry Steward        1999     $211,178    $ 69,798      $ 20,304        $ 30,944        $332,224
President & CEO      1998     $199,385    $ 58,012      $ 19,709        $ 29,046        $306,152
                     1997     $192,562    $ 50,500      $ 17,304        $ 19,364        $279,730

Steven Caspers       1999     $125,221    $      0      $ 14,679                        $139,900
EVP & CFO            1998     $120,854    $ 30,000      $ 16,936                        $167,790
                     1997     $116,276    $ 25,500      $ 19,582                        $161,358

Thomas Knudsen       1999     $ 91,813    $      0      $  6,405                        $ 98,218
VP Agriculture       1998     $ 88,779    $ 14,500      $ 15,670                        $118,949
                     1997     $ 86,077    $ 13,500      $ 16,453                        $116,030

Richard Richter      1999     $ 91,663    $      0      $  4,796                        $ 96,459
VP Operations        1998     $ 88,579    $ 14,500      $  4,648                        $107,727
                     1997     $ 85,210    $ 13,500      $  4,138                        $102,848

John Groneman        1999     $ 86,950    $      0      $  4,329                        $ 91,279
VP Engineering       1998     $ 84,068    $ 13,500      $  5,454                        $103,022
                     1997     $ 80,897    $ 12,500      $ 16,989                        $110,386

----------------------

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

            Management employees are eligible for performance bonuses, which are partially based upon on the performance of the Company and partially on achievement of certain management performance objectives. The President and CEO determine those performance objectives for officers and significant other management employees of the Company and by the Board of Directors for the President and CEO. If minimum Company performance is not achieved in any given year (that performance based upon returns to the Company's shareholders), performance bonuses are not paid to employees.

            The Company has entered into an employment agreement with Mr. Steward, which establishes his salary and benefits as an employee of the Company. The agreement may terminate on sixty days written notice by either party for any reason. Mr. Steward has been employed by the Company for nine years and, therefore, would be affected by the table limits on the qualified benefits table below.

             On a periodic basis, the Company undertakes a compensation review study to determine that its employees' compensation is commensurate with responsibilities of the various Company positions, and that the compensation is equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company's geographic region. A national compensation consultant called Hay Management Consultants performs the compensation review study. This study is made of all management employees, including Mr. Steward, and non-union employees. As of August 31, 1998 all employees' wages had been adjusted to levels consistent with the Hay Management Consultants findings and recommendations. The Company continues to consult with Hay Management Consultants in order to maintain fair and equitable compensation for its employees.

2) Beginning in fiscal year 1997, supplemental executive retirement plan obligations are being recorded onto the Company's books on behalf of Mr. Steward. The amount obligated for fiscal year 1999 was $30,944. See the section below on Retirement Plans for further details on the supplemental executive retirement plan.

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

            The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. Effective on April 1, 1995, the Company began providing a matching contribution of 25% of each employee's first 4% of compensation that is set aside under the plan. The match increases over time until it reaches 75% of the first 4% in the year 1999. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. During 1998 and 1999, Federal law limited employee pre-tax income contributions to $10,000 for each participating employee. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married).

            Effective September 1, 1996 certain executive employees of the Company became eligible to participate in a "Supplemental Executive Retirement Plan." The Company's Board of Directors adopted that plan on January 21, 1997. Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits.

QUALIFIED BENEFITS TABLE

            The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

Pension
Compensation                     Years of Service
                  15          20         25         30          35
$125,000      $ 27,521    $ 36,694   $ 45,868   $ 55,041    $ 64,215
$150,000      $ 33,521    $ 44,694   $ 55,868   $ 67,041    $ 78,215
$175,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815
$200,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815
$225,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815
$250,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815
$275,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815
$300,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815
$325,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815
$350,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815
$375,000      $ 35,921    $ 47,894   $ 59,868   $ 71,841    $ 83,815

            The two executive officers named in the Summary Compensation Table have years of service under the plan as follows: Mr. Steward has served for 9 years; Mr. Caspers has served for 25 years.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table presents certain information with respect to the ownership of shares of preferred stock as of November 18, 1999, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company's knowledge, as of November 18, 1999, no person owned beneficially more than 5% of the Company's outstanding shares and none of the principal officers listed above owned any such shares.


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

Michael Hasbargen       Director             375                 less than 1%

John Hought             Director             270                 less than 1%

Victor Krabbenhoft      Director             245                 less than 1%

Jack Lacey (1)          Director             250                 less than 1%

Russell Mauch (2)       Director             254                 less than 1%

Jerry Meyer             Director             460                 less than 1%

Ed Moen                 Director             180                 less than 1%

Paul Summer (3)         Director             222                 less than 1%

All Directors                                2706                3.75%

(1) Mr. Lacey's shares are held and grown under the name of Jack Lacey Company.

(2) Mr. Mauch's shares are grown under the name of RCM Limited Partnership.

(3) Mr. Summer's shares are grown under the name of P V Unlimited Corp.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Each of the Company's directors is also a sugar beet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugar beets to the Company and receives payments for those sugar beets. Such payments for sugar beets often exceed $60,000. However, such payments are received by the directors, or the entities they represent, on exactly the same basis as payments are received by other members of the Company for the delivery of their sugar beets. Except for the sugar beet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.


                                    PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

ITEM 14(a)  FINANCIAL STATEMENT SCHEDULES

            None

ITEM 14(b)  REPORTS ON FORM 8-K

            The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 1999.

ITEM 14(c)  EXHIBITS

Index
-----
  ** 3(i)    Articles of Amendment to the Articles of Incorporation of Minn-Dak
                     Farmers Cooperative
   * 3(ii)   Articles of Incorporation of Minn-Dak Farmers Cooperative
 *** 3(iii)  Amended Bylaws of Minn-Dak Farmers Cooperative
  **10(a)    Growers' Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)
****10(b)    Uniform Member Marketing Agreement by and between United Sugars
                     Corporation and Minn-Dak Farmers Cooperative
   *10(d)    Capitalization Agreement by and among Southern Minnesota Beet
                     Sugar Cooperative, Minn-Dak Farmers Cooperative, American Crystal Sugar Company, and United Sugars Corporation
   *10(e)    Memorandum of Understanding and Uniform Member Agreement by and
                     between Midwest Agri-Commodities Company and Minn-Dak Farmers Cooperative
   *10(f)    Molasses Purchase Contract by and between Minn-Dak Farmers
                     Cooperative and Universal Foods Corporation (Confidential Treatment for certain sections)
   *10(g)    Yeast Purchase Contract by and between Universal Foods Corporation and Minn-Dak Yeast Company, Inc. (Confidential Treatment for certain sections)
   *10(i)    Operating Agreement of ProGold Limited Liability Company
   *10(j)    ProGold Limited Liability Company Member Control Agreement
   *10(k)    Agreement for Electrical Service
  **10(l)    Agreements for Coal Supply, Transportation, and Oiling Service
                     (Confidential Treatment Requested as to certain provisions)
   *10(m)    Minn-Dak Farmers Cooperative Pension Plan
   *10(n)    Larry D. Steward Employment Agreement
   *10(o)    Management Consulting Agreement between Minn-Dak Yeast Company and
                     Universal Foods Corporation, (Confidential Treatment for certain sections)
 ***10(p)    Amendment to Minn-Dak Farmers Cooperative Pension Plan
    12       Statement re Computation of Ratio of Net Proceeds to Fixed Charges
   *21       Subsidiaries of the Registrant
    23       Consent of Independent Auditors
    27       Financial Data Schedule
----------------------

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

****Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998 as filed on November 24, 1998.

                                   SIGNATURES

            PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       MINN-DAK FARMERS COOPERATIVE

                                       BY /S/      Larry D. Steward
                                          ----------------------------------
                                            LARRY D. STEWARD, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER

            PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DUTIES INDICATED.


          SIGNATURE                          TITLE                  REPORT DATE
          ---------                          -----                  -----------

/s/  Larry D. Steward                    President and                11-29-99
-------------------------------     Chief Executive Officer        -------------
Larry D. Steward

/s/  Steven M. Caspers               Vice President - Finance         11-29-99
-------------------------------                                    -------------
Steven M. Caspers

/s/  Allen E. Larson                      Controller                  11-29-99
-------------------------------                                    -------------
Allen E. Larson

/s/  Victor Krabbenhoft                    Director                   11-29-99
-------------------------------                                    -------------
Victor Krabbenhoft

/s/  Douglas Etten                         Director                   11-29-99
-------------------------------                                    -------------
Douglas Etten

/s/  Edward Moen, Jr.                      Director                   11-29-99
-------------------------------                                    -------------
Edward Moen, Jr.

/s/  Mike Hasbargen                        Director                   11-29-99
-------------------------------                                    -------------
Mike Hasbargen

/s/  John Hought                           Director                   11-29-99
-------------------------------                                    -------------
John Hought

/s/  Jack Lacey                            Director                   11-29-99
-------------------------------                                    -------------
Jack Lacey

/s/  Russell Mauch                         Director                   11-29-99
-------------------------------                                    -------------
Russell Mauch

/s/  Jerry Meyer                           Director                   11-29-99
-------------------------------                                    -------------
Jerry Meyer

/s/  Paul Summer                           Director                   11-29-99
-------------------------------                                    -------------
Paul Summer