Form 10-Q
period 1999-11-30
MINN DAK FARMERS COOPERATIVE
filed 2000-01-13
CIK 948218

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1999

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

                                 (701) 642-8411
                  --------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES ___X___       NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
           Class of Common Stock                 January 10, 2000
           ---------------------                 ----------------
               $250 Par Value                          477

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                   NOVEMBER 30, 1999      AUGUST 31, 1999
ASSETS                                                                (UNAUDITED)            (AUDITED)
                                                                   -----------------     -----------------
CURRENT ASSETS:
      Cash                                                         $             135     $             546
                                                                   -----------------     -----------------

      Current portion of long-term note receivable                               312                   312
                                                                   -----------------     -----------------
      Receivables:
           Trade accounts                                                     17,140                19,303
           Growers                                                               289                 4,057
                                                                   -----------------     -----------------
                                                                              17,429                23,360
                                                                   -----------------     -----------------

      Advances to affiliate                                                   (2,087)                 (375)
                                                                   -----------------     -----------------
      Inventories:
           Refined sugar, pulp and molasses to be sold
             on a pooled basis                                                39,475                17,219
           Nonmember refined sugar                                               461                     1
           Yeast                                                                  64                    63
           Materials and supplies                                              4,761                 5,005
           Beet Inventory                                                     41,217                   710
           Other                                                                   0                    --
                                                                   -----------------     -----------------
                                                                              85,978                22,998
                                                                   -----------------     -----------------
      Deferred charges                                                           348                 1,194
                                                                   -----------------     -----------------
      Prepaid expenses                                                           106                   232
                                                                   -----------------     -----------------
      Property and equipment available for sale                                  588                   588
                                                                   -----------------     -----------------

                Total current assets                                         102,809                48,854
                                                                   -----------------     -----------------

PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                                              20,423                20,423
      Buildings                                                               35,438                35,378
      Factory equipment                                                      109,498               110,134
      Other equipment                                                          3,463                 3,463
      Construction in progress                                                   532                   230
                                                                   -----------------     -----------------
                                                                             169,354               169,628
           Less accumulated depreciation                                     (61,212)              (60,442)
                                                                   -----------------     -----------------
                                                                             108,141               109,186
                                                                   -----------------     -----------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                              2,938                 2,915
                                                                   -----------------     -----------------

OTHER ASSETS:
      Investments restricted for capital lease projects                            0                    --
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                         10,098                10,043
      Deferred income taxes                                                    1,882                 1,962
      Other                                                                      915                   960
                                                                   -----------------     -----------------
                                                                              12,895                12,965
                                                                   -----------------     -----------------

                                                                   $         226,784     $         173,921
                                                                   =================     =================

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              NOVEMBER 30, 1999      AUGUST 31, 1999
                                                                                 (UNAUDITED)            (AUDITED)
                                                                              -----------------     -----------------
LIABILITIES AND MEMBERS' INVESTMENT
-----------------------------------

CURRENT LIABILITIES:
        Short-term notes payable                                              $          33,230     $          17,780
                                                                              -----------------     -----------------

        Current portion of long-term debt                                                 4,743                 3,743
                                                                              -----------------     -----------------

        Accounts payable:
               Trade                                                                      1,217                 2,892
               Growers                                                                   35,698                 8,340
                                                                              -----------------     -----------------
                                                                                         36,914                11,232
                                                                              -----------------     -----------------


        Accrued liabilities                                                               3,105                 2,697
                                                                              -----------------     -----------------

                      Total current liabilities                                          77,992                35,452

LONG-TERM DEBT, NET OF CURRENT PORTION                                                   45,170                46,173

OBLIGATION UNDER CAPITAL LEASE                                                           11,270                11,270

OTHER                                                                                     1,761                   686

COMMITTMENTS AND CONTINGENCIES                                                               --                     0
                                                                              -----------------     -----------------

                      Total liabilities                                                 136,193                93,581
                                                                              -----------------     -----------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                   984                   947
                                                                              -----------------     -----------------

MEMBERS' INVESTMENT:
        Preferred stock:
               Class A - 100,000 shares authorized, $105 par value;
                 72,200 shares issued and outstanding at November 30, 1999
                 and 72,200 at August 31, 1999                                            7,581                 7,581
               Class B - 100,000 shares authorized, $75 par value;
                 72,200 shares issued and outstanding at November 30, 1999
                 and 72,200 at August 31, 1999                                            5,415                 5,415
               Class C - 100,000 shares authorized, $76 par value;
                 72,200 shares issued and outstanding at November 30, 1999
                 and 72,200 at August 31, 1999                                            5,487                 5,487
                                                                              -----------------     -----------------
                                                                                         18,483                18,483
        Common stock, 600 shares authorized, $250 par value;
          issued and outstanding, 477 shares at November 30, 1999
          and 473 shares at August 31, 1999                                                 119                   118
        Paid in capital in excess of par value                                           32,094                32,094
        Unit retention capital                                                            7,560                 7,560
        Qualified allocated patronage                                                     3,855                 3,855
        Nonqualified allocated patronage                                                 27,757                16,822
        Retained earnings (deficit)                                                        (262)                  462
                                                                              -----------------     -----------------
                                                                                         89,607                79,394
                                                                              -----------------     -----------------

                                                                              $         226,784     $         173,921
                                                                              =================     =================

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                        NOVEMBER 30,
                                                                ----------------------------
                                                                    1999            1998
                                                                ------------    ------------
REVENUE:
        From sales of sugar, by-products, and
          yeast, net of discounts                               $     65,750    $     53,349
        Other income                                                     116             (77)
                                                                ------------    ------------
                                                                      65,866          53,273
                                                                ------------    ------------

EXPENSES:
        Production costs of sugar, by-products,
          and yeast sold                                              13,751          12,468
        Marketing (includes freight and storage)                       8,148           6,965
        General and administrative                                     1,326           1,369
        Interest                                                       1,128           1,230
        (Gain) loss on disposition of property and equipment               0              25
                                                                ------------    ------------
                                                                      24,353          22,058
                                                                ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                           $     41,513    $     31,215
                                                                ============    ============

DISTRIBUTION OF NET PROCEEDS:
        Credited to members' investment:
               Components of net income:
                      Income (loss) from non-member business    $        204    $        241
                      Patronage income                                10,935           5,325
                                                                ------------    ------------
                             Net income                               11,140           5,566

               Unit retention capital                                      0               0
                                                                ------------    ------------
                      Net credit to members' investment               11,140           5,566

        Payments to members for sugarbeets, net of unit
         retention capital                                            30,373          25,649
                                                                ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                           $     41,513    $     31,215
                                                                ============    ============

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                    -----------------------------
                                                                                        1999             1998
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Income allocated to members' investment                                     $     10,267     $      5,566
        Add (deduct) noncash items:
               Depreciation and amortization                                               1,638            1,573
               Equipment disposals - loss                                                      0               25
               Discount on estate payout                                                       0                0
               Net income allocated from unconsolidated marketing subsidiaries               (55)               0
               Noncash portion of patronage capital credits                                    0                0
               Retention of nonqualified unit retains                                          0                0
               Changes in operating assets and liabilities:
                      Accounts receivable and advances                                     7,643            5,869
                      Inventory and prepaid expenses                                     (62,854)         (49,096)
                      Deferred charges                                                       846              926
                      Other assets                                                            45               (1)
                      Accounts payable, advances, and accrued liabilities                 29,569           24,225
                                                                                    ------------     ------------
                             NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES         (12,903)         (10,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from disposition of property, plant and equipment                             0                0
        Capital expenditures                                                                (593)          (1,989)
        Investment in stock of other corporations, unconsolidated
          marketing subsidiaries and other cooperatives                                      (23)             207
        Minority interest in equity of subsidiaries                                           37               60
                                                                                    ------------     ------------
                             NET CASH USED IN INVESTING ACTIVITIES                          (579)          (1,722)
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of short-term debt                                     15,450           15,565
        Payment of long-term debt                                                             (3)          (1,403)
        Payment of unit retains and allocated patronage                                   (2,377)          (2,383)
        Issuance of long-term debt                                                             0                0
        Provision for long-term tax                                                            0                0
        Sale and repurchase of common stock, net                                               1               (1)
        Issuance of stock                                                                     (0)               0
        Issuance of long term tax-exempt bonds                                                 0                0
                                                                                    ------------     ------------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES                    13,070           11,777
                                                                                    ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                             (411)            (857)

CASH, BEGINNING OF YEAR                                                                      546            1,849
                                                                                    ------------     ------------

CASH, END OF QUARTER                                                                $        135     $        992
                                                                                    ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash payments for:
               Interest                                                             $      1,089     $      1,390
                                                                                    ============     ============

               Income taxes, net of refunds                                         $          0     $          0
                                                                                    ============     ============

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended November 30, 1999 and November 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1999. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2000.

2. In August 1999, the company declared a revolvement of 34.1% of the 1990 crop per unit retains and allocated patronage. That amount, $2.4 million, was paid to the stockholders on October 4, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended November 30, 1999 (the first quarter of the Company's 1999-2000 fiscal year) and 1998 (the first quarter of the Company's 1998-1999 fiscal year). The Company's fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and Year 2000 readiness and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

Revenue for the three months ended November 30, 1999 increased $12.6 million from the 1998 period, an increase of 24%. Revenue from the sale of finished goods increased $12.4 million, while Other income increased $0.2 million.

Revenue from the sales of sugar increased $2.8 million, or 8%, reflecting a 7% increase in volume and a 1% increase in the price for sugar. The increase in volume is the result of a higher estimate of sugar to be produced in fiscal year 2000, and thus more sugar to ship.

Revenue from pulp sales decreased $0.8 million or 37%, reflecting a 43% decrease in sales volume and a 5% increase in the average gross selling price. This year's sales volume is less than the prior year due to lower beginning pulp inventories versus the prior year. Revenue from beet molasses sales increased $0.4 million or 46%, reflecting a 58% increase in sales volume, offset by a 12% decrease in the average gross selling price. The increase in molasses sales volume is due to increased customer demand versus the prior year.

Revenues from yeast sales decreased $0.4 million or 22%, reflecting a 17% decrease in sales volume and a 5% decrease in the average selling price. Sales volume and prices are down due to competitive pressures that currently exist in the marketplace.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 1999 amounted to $22.3 million or $10.4 million more than the increase in the value of finished goods inventories for November 30, 1998. For November 30, 1999 the increase in the value of sugar inventories was $9.2 million more than the increase of that of the prior year, and for pulp $1.0 million more. The increase in sugar and pulp inventory values is the result of more sugar and pulp on hand versus the prior period.

In the consolidated statements of operations, Expenses section, production costs of sugar, by-products and yeast totaled $13.8 million, $1.3 million or 10% more than the prior year. The increase is mainly attributable to 29% more beets being processed in the three month period ending November 30, 1999 versus the prior period. Marketing costs totaled $8.1 million,

$1.2 million or 17% more than the prior year. A majority of the difference between the marketing costs for the current year versus the prior year involves sugar purchased from non-members in the current year totaling $1.1 million. Current year sales volume also increased 7% versus the prior year.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory increased $4.7 million or 18% from the fiscal year 1999 period. For fiscal year 2000 the Company is projecting a payment to growers for sugarbeets totaling $71.6 million, which is $9.0 million or 14% more than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 16.89%, (ii) a total sugarbeet crop to process of 2.2 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be lower than the previous year.


ESTIMATED FISCAL YEAR 2000 INFORMATION

The agreements between the Company and its members regarding the delivery of sugar beets to the Company require payment for members' sugar beets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugar beets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop and the sale of finished products. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 1999 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugar beets, this discussion includes forward-looking statements. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop are beyond the Company's control. The actual results experienced by the Company may differ materially from the forward-looking statements contained herein.

The recently completed harvest of the sugar beet crop grown during 1999 produced a total of 2.2 million tons of sugar beets. The sugar content on the 1999 crop was below long-term averages but purity was average. As of this filing, no significant sugarbeet storage problems have been encountered. While unseasonably warm temperatures occurred in the months of November and most of December, the Company has not been able to ascertain any significant detrimental effects to the operations of the factory due to the unusual weather.

The Company expects to produce a record volume of sugar from the 1999 sugar beet crop because of the record tons of beets delivered. Currently, the factory is averaging a sugarbeet slice rate of 9,600 tons per day; well above the planned slice for the processing season of 8,500 tons per day.

Based upon marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be less than that of the prior year because of the volume available for sale (domestic & foreign imports) relative to the estimated domestic consumption.

From the revenues generated from the sale of products produced from each ton of sugar beets, the Company's operating and fixed costs must be deducted. The deduction of those operating costs results in an estimated gross beet payment of $32.50 per ton of sugar beets.

In preparation for the Year 2000, the Company developed plans to address the possible exposures related to the impact on its information systems and the company as a whole of the Year 2000 issue. Such plans included identification of software and hardware systems, and equipment and processing machinery with imbedded technology that may be affected by the Year 2000 problem. Through this plan, the Company determined the existence of problems; remedied the problems identified; tested the systems and machinery and equipment where remediation was required; and identified the risks of the Year 2000 issue relative to third parties which have a material relationship with the Company.

To that end the Company upgraded its information system and its operations systems as needed. Key customers and suppliers were contacted, and to date the Company has identified no significant concerns relative to the Year 2000 issue. Based upon its assessment to date, the Company's management presently believes that problems related to the Year 2000 issue, if any, will be not have a material effect on operations and financial results.


LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank for calendar years 1999 and 2000 of $55.0 million.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

1. Maintain working capital of not less than $9.0 million as of August 31, 2000.
2. Maintain a long-term debt and capitalized leases to equity ratio of not greater than 1.05:1.
3. Maintain a current ratio of not less than 1.0:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.

As of November 30, 1999 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of November 30, 1999 totals $24.8 million compared to $13.4 million at August 31, 1999, an increase of $11.4 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2000 is approximately $12.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the three months ended November 30, 1999 was due to the seasonal needs of the 1999/2000 sugarbeet-processing season. The cash used to provide for operations of $12.9 million and for investing activities of $.6 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $13.1 million was primarily provided through proceeds from the issuance of short term debt of $15.4 million; offset by 34.1% payment of the 1990 crop unit retains and allocated patronage payment of $2.4 million.

Capital expenditures for the three months ended November 30, 1999 totaled $.6 million. Capital expenditures for fiscal year 2000 are currently estimated at $3.9 million.

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



                                       MINN-DAK FARMERS COOPERATIVE
                                               (Registrant)


Date:   November 13, 1999              /s/ LARRY D. STEWARD
      -------------------              -----------------------------------------
                                       Larry D. Steward
                                       President and Chief Executive Officer



Date:   November 13, 1999              /s/ STEVEN M. CASPERS
      -------------------              -----------------------------------------
                                       Steven M. Caspers
                                       Executive Vice President, and
                                       Chief Financial Officer