Form 10-Q
period 2000-02-29
MINN DAK FARMERS COOPERATIVE
filed 2000-04-13
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 29, 2000


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

                                7525 Red River Road
                          Wahpeton, North Dakota 58075
                          ----------------------------
                        (Address of principal (Zip Code)
                               executive offices)

                                 (701) 642-8411
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  YES          X                  NO
                           ---------                     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
             Class of Common Stock                April 12 , 2000
             ---------------------                ---------------
                 $250 Par Value                        483

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended February 29, 2000 and February 28, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1999. The results of operations for the three months ended February 29, 2000 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2000.

2. In August 1999, the company declared a revolvement of 34.1% of the 1990 crop per unit retains and allocated patronage. That amount, $2.4 million, was paid to the stockholders on October 4, 1999.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                                 FEBRUARY 29, 2000       AUGUST 31, 1999
ASSETS                                                                              (UNAUDITED)             (AUDITED)
------
                                                                                 ------------------     -------------------
CURRENT ASSETS:
     Cash                                                                      $               642    $                546
                                                                                 ------------------     -------------------

     Current portion of long-term note receivable                                              312                     312
                                                                                 ------------------     -------------------
     Receivables:
         Trade accounts                                                                     15,097                  19,303
         Growers                                                                                 0                   4,057
                                                                                 ------------------     -------------------
                                                                                            15,097                  23,360
                                                                                 ------------------     -------------------

     Advances to affiliate                                                                  (1,706)                   (375)
                                                                                 ------------------     -------------------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                                                69,398                  17,219
         Nonmember refined sugar                                                               476                       1
         Yeast                                                                                  59                      63
         Materials and supplies                                                              4,662                   5,005
         Beet Inventory                                                                     12,064                     710
         Other                                                                                   0                       -
                                                                                 ------------------     -------------------
                                                                                            86,659                  22,998
                                                                                 ------------------     -------------------
     Deferred charges                                                                          612                   1,194
                                                                                 ------------------     -------------------
     Prepaid expenses                                                                          181                     232
                                                                                 ------------------     -------------------
     Property and equipment available for sale                                                 588                     588
                                                                                 ------------------     -------------------

            Total current assets                                                           102,384                  48,854
                                                                                 ------------------     -------------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                                             20,423                  20,423
     Buildings                                                                              35,466                  35,378
     Factory equipment                                                                     109,378                 110,134
     Other equipment                                                                         3,475                   3,463
     Construction in progress                                                                1,021                     230
                                                                                 ------------------     -------------------
                                                                                           169,763                 169,628
         Less accumulated depreciation                                                     (62,824)                (60,442)
                                                                                 ------------------     -------------------
                                                                                           106,939                 109,186
                                                                                 ------------------     -------------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                                            2,946                   2,915
                                                                                 ------------------     -------------------

OTHER ASSETS:
     Investments restricted for capital lease projects                                           0                       -
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                                        10,125                  10,043
     Deferred income taxes                                                                   1,882                   1,962
     Other                                                                                     871                     960
                                                                                 ------------------     -------------------
                                                                                            12,879                  12,965
                                                                                 ------------------     -------------------

See Notes to Consolidated Financial Statements.                                $           225,148    $            173,921
                                                                                 ==================     ===================


                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             FEBRUARY 29, 2000       AUGUST 31, 1999
                                                                                (UNAUDITED)             (AUDITED)
                                                                           ----------------------  --------------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                           $                37,675 $              17,780
                                                                           ----------------------  --------------------

      Current portion of long-term debt                                                    4,788                 3,743
                                                                           ----------------------  --------------------

      Accounts payable:
           Trade                                                                          (2,594)                2,892
           Growers                                                                        23,679                 8,340
                                                                           ----------------------  --------------------
                                                                                          21,085                11,232
                                                                           ----------------------  --------------------


      Accrued liabilities                                                                  3,334                 2,697
                                                                           ----------------------  --------------------

                Total current liabilities                                                 66,881                35,452

LONG-TERM DEBT, NET OF CURRENT PORTION                                                    44,167                46,173

OBLIGATION UNDER CAPITAL LEASE                                                            10,495                11,270

OTHER                                                                                      1,934                   686

COMMITTMENTS AND CONTINGENCIES                                                                 -                     0
                                                                           ----------------------  --------------------

                Total liabilities                                                        123,477                93,581
                                                                           ----------------------  --------------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                                  1,028                   947
                                                                           ----------------------  --------------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding at February 29, 2000
             and 72,200 at August 31, 1999                                                 7,581                 7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding at February 29, 2000
             and 72,200 at August 31, 1999                                                 5,415                 5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding at February 29, 2000
             and 72,200 at August 31, 1999                                                 5,487                 5,487
                                                                           ----------------------  --------------------
                                                                                          18,483                18,483
      Common stock, 600 shares authorized, $250 par value; issued and outstanding, 483 shares at February 29, 2000
        and 473 shares at August 31, 1999                                                    121                   118
      Paid in capital in excess of par value                                              32,094                32,094
      Unit retention capital                                                               7,560                 7,560
      Qualified allocated patronage                                                        3,855                 3,855
      Nonqualified allocated patronage                                                    38,589                16,822
      Retained earnings (deficit)                                                            (58)                  462
                                                                           ----------------------  --------------------
                                                                                         100,643                79,394
                                                                           ----------------------  --------------------

See Notes to Consolidated Financial Statements.                          $               225,148 $             173,921
                                                                           ======================  ====================



PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                                    MINN-DAK FARMERS COOPERATIVE
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS)
                                            (UNAUDITED)



                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                FEBRUARY 29    FEBRUARY 28        FEBRUARY 29    FEBRUARY 28
                                                                --------------------------------------------------------------
                                                                    2000           1999               2000           1999
                                                                -------------  -------------      -------------  -------------
REVENUE:
      From sales of sugar, by-products, and
        yeast, net of discounts                               $       66,425 $       43,510     $      132,175 $       96,859
      Other income                                                        (2)           214                114            137
                                                                -------------  -------------      -------------  -------------
                                                                      66,423         43,724            132,289         96,996
                                                                -------------  -------------      -------------  -------------

EXPENSES:
      Production costs of sugar, by-products,
        and yeast sold                                                14,832         13,490             28,583         25,958
      Marketing (includes freight and storage)                         6,072          5,944             14,220         12,909
      General and administrative                                       1,505          1,460              2,831          2,829
      Interest                                                         1,464          1,512              2,592          2,742
      (Gain) loss on disposition of property and equipment               160             47                160             72
                                                                -------------  -------------      -------------  -------------
                                                                      24,033         22,453             48,387         44,510
                                                                -------------  -------------      -------------  -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $       42,390 $       21,271     $       83,902 $       52,486
                                                                =============  =============      =============  =============

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $          204 $          250     $          408 $          491
                Patronage income                                      10,832          1,010             21,767          6,335
                                                                -------------  -------------      -------------  -------------
                      Net income                                      11,035          1,260             22,174          6,826

           Unit retention capital                                          0              0                  0              0
                                                                -------------  -------------      -------------  -------------
                Net credit to members' investment                     11,035          1,260             22,174          6,826

      Payments to members for sugarbeets, net of unit
       retention capital                                              31,355         20,011             61,728         45,660
                                                                -------------  -------------      -------------  -------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $       42,390 $       21,271     $       83,902 $       52,486
                                                                =============  =============      =============  =============



See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                   FEBRUARY 29        FEBRUARY 28
                                                                                      2000                1999
                                                                                ------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $            21,328   $         6,501
      Add (deduct) noncash items:
           Depreciation and amortization                                                    3,278             3,165
           Equipment disposals - loss                                                         160                72
           Discount on estate payout                                                            0                27
           Net income allocated from unconsolidated marketing subsidiaries                    (82)              (24)
           Noncash portion of patronage capital credits                                         0              (228)
           Retention of nonqualified unit retains                                               0                 0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                            9,594             2,704
                Inventory and prepaid expenses                                            (63,610)          (43,743)
                Deferred charges                                                              582               691
                Other assets                                                                   89               (52)
                Accounts payable, advances, and accrued liabilities                        14,112             7,318
                                                                                ------------------    --------------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                 (14,549)          (23,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                               58                 2
      Capital expenditures                                                                 (1,248)           (3,021)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                                         (31)             (277)
      Minority interest in equity of subsidiaries                                              81               117
                                                                                ------------------    --------------
                      NET CASH USED IN INVESTING ACTIVITIES                                (1,140)           (3,179)
                                                                                ------------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                                        19,895            26,224
      Payment of long-term debt                                                            (1,006)           (1,406)
      Payment of unit retains and allocated patronage                                      (2,377)           (2,460)
      Issuance of long-term debt                                                             (730)            2,800
      Provision for long-term tax                                                               0                 0
      Sale and repurchase of common stock, net                                                  3                (2)
      Issuance of stock                                                                         0                 0
      Issuance of long term tax-exempt bonds                                                    0                 0
                                                                                ------------------    --------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                            15,784            25,155
                                                                                ------------------    --------------

NET INCREASE (DECREASE) IN CASH                                                                96            (1,592)

CASH, BEGINNING OF YEAR                                                                       546             1,849
                                                                                ------------------    --------------

CASH, END OF QUARTER                                                          $               642   $           257
                                                                                ==================    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $             2,286   $         2,713
                                                                                ==================    ==============

           Income taxes, net of refunds                                       $                 6   $            10
                                                                                ==================    ==============



See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended February 29, 2000 (the second quarter of the Company's 1999-2000 fiscal year) and February 28, 1999 (the second quarter of the Company's 1998-1999 fiscal year). The Company's fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 Revenue for the three months ended February 29, 2000 increased $22.7 million from the 1999 period, an increase of 52%. Revenue from the sale of finished goods increased $2.2 million, while finished goods inventory increased $20.7 million. Other income decreased $0.2 million.

Revenue from the sales of sugar increased $2.2 million, or 8%, reflecting a 6% increase in volume and a 2% increase in the price for sugar. The increase in volume is the result of a higher estimate of sugar to be produced in fiscal year 2000, and thus more sugar to ship.

Revenue from pulp sales increased $0.4 million or 18%, reflecting a 4% increase in sales volume and a 14% increase in the average gross selling price. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will increase approximately 16% from the prior year. The expected increase in pulp prices is mostly a result of improved economic conditions, improved dairy consumption and less pulp production from a major competitor in certain of the Company's markets. Revenue from beet molasses sales decreased $0.2 million or 17%, reflecting a 12% decrease in sales volume, and a 4% decrease in the average gross selling price. The decrease in molasses sales volume is due to decreased molasses production in fiscal year 2000 versus the prior year. The lower current year reporting period selling price is due to stronger prices in the marketplace in the prior year (more balanced supply/demand for molasses markets). Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately 23% higher than the prior year. The expected increase in beet molasses prices is attributable to overall lower domestic production of beet molasses.

Revenues from yeast sales decreased $0.2 million or 12%, reflecting a 5% increase in sales volume and a 17% decrease in the average selling price. Selling prices are down due to competitive pressures that currently exist in the marketplace.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 29, 2000 amounted to $29.9 million or $20.7 million more than the increase in the value of finished goods inventories for February 28, 1999. For February 29, 2000 the increase in the value of sugar inventories was $18.8 million more than the increase of that of the prior year, and for pulp $1.8 million more. The increase in sugar and pulp inventory values is the result of a greater volume of sugar and pulp on hand versus the prior period. Higher volumes are a result of the timing of production versus customer shipments.

In the consolidated statements of operations, Expenses section, production costs of sugar, by-products and yeast totaled $14.8 million, $1.3 million or 10% more than the prior year. The increase is mainly attributable to 31% more beets being processed in the three month period ending February 29, 2000 versus the prior period. Marketing costs totaled $6.1 million, $1.3 million or 2% more than the prior year. Current year sales volume for sugar, the Company's main revenue source, increased 6% versus the prior year. Interest expense totaled $1.5 million, down 3% from the prior year. Interest costs are lower due to better cash flow from increased sales volume, offset by somewhat higher seasonal interest rates.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory increased $11.3 million or 57% from the fiscal year 1999 period. For fiscal year 2000 the Company is projecting a payment to growers for sugarbeets totaling $73.8 million, which is $11.2 million or 18% more than the prior fiscal year. The increased payment is due to increased harvested tons (+24%), but offset some by lower per unit payments. The payment is based upon (i) an average delivered sugar content of 16.89%, (ii) a total sugarbeet crop to process of 2.2 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be lower than the previous year.


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

Revenue for the six months ended February 29, 2000 increased $35.3 million from the 1999 period, an increase of 36%. Revenue from the sale of finished goods increased $4.2 million, while the change in the value of finished goods inventory increased $31.1 million.

Revenue from the sales of sugar increased $5.0 million or 8%, reflecting a 7% increase in volume and a 1% increase in the price for sugar. The increase in volume is the result of higher estimated sugar to be produced in fiscal year 2000 (and thus more sugar to ship). Based upon marketing information developed by United Sugars Corporation, the Company's marketing agent, the current estimate is that the average net selling price of the Company's sugar will decrease approximately 7% from the prior year, which is the result of the volume available for sale (domestic & foreign imports) relative to the estimated domestic consumption.

Revenue from pulp sales decreased $0.4 million or 10%, reflecting a 23% decrease in sales volume, offset by a 12% increase in the average gross selling price. The decrease in pulp sales volume for this period is the result of a large carry-in of pulp. Because of the large carry-in of prior year pulp inventory, new crop sales began later in the selling year. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's pulp will increase approximately 16% from the prior year. The expected increase in pulp prices is mostly a result of improved economic conditions, improved dairy consumption and less pulp production from a major competitor in certain of the Company's markets.

Revenue from beet molasses sales increased $0.2 million or 10%, reflecting a 16% increase in sales volume, but offset by a 6% decrease in the average gross selling price. The larger volume of beet molasses is the result of timing of customer orders. The lower current year reporting period selling price is due to stronger prices in the marketplace in the prior year (more balanced supply/demand for molasses markets). Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the Company's current estimate is that the average net selling price of the Company's beet molasses will be approximately 23% higher than the prior year. The expected increase in beet molasses prices is attributable to overall lower domestic production of beet molasses.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") decreased $0.6 million or 17%, reflecting a 6% decrease in sales volume and a 10% decrease in the average selling price. Sales volume is down because of strong customer demand for bagged fresh yeast in the prior year. Selling prices are down due to strong competitive pricing, resulting from efforts to gain / retain market-share.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 29, 2000 amounted to $52.1 million or $31.1 million more than the increase in the value of finished goods inventories for February 28, 1999. The increase in finished goods inventory mainly results from the level of the inventory of sugar on hand at the end of the period. Higher inventories of sugar are the result of a greater level of sugar produced versus the prior period (42% more sugar produced). The large increase in sugar produced for the period is due to a high slice rate and higher quality in the beets that were processed.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $2.6 million or 10%. The increase in production costs for the six months ended February 29, 2000 is mainly due to the increased volume of beets sliced (+30%) versus the same period last year. Marketing costs (which include freight and storage) are $1.3 million or 10% more than the prior period because of the increase in sales volume for sugar. Interest expense totaled $2.6 million, down 5% from the prior year. Interest costs are lower due to better cash flow from increased sales volume, offset by somewhat higher seasonal interest rates.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) increased $16.1million or 35% from the prior period. For fiscal year 2000 the Company is projecting a payment to growers for sugar beets totaling $73.8 million, which is $11.2 million or 18% more than the prior fiscal year. The increased payment is due to increased harvested tons (+24%), but offset some by lower per unit payments. The payment is based upon (i) an average delivered sugar content of 16.89%, (ii) a total sugar beet crop to process of 2.2 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be lower than the previous year.


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

The recently completed harvest of the sugar beet crop grown during 1999 produced a total of 2.2 million tons of sugar beets. The sugar content on the 1999 crop was below long-term averages but purity was average. As of this filing completion of the processing season is nearing an end. No significant sugarbeet storage problems were encountered during the processing season. While unseasonably warm temperatures occurred in the months of November and most of December, the Company has not been able to ascertain any significant detrimental effects to the operations of the factory due to the unusual weather. In fact, other factors that can affect long-term storageability of the beets (such as freeze/thaw kind of weather, condition of the beets going into the piles, etc.) were favorable to the Company.

The Company expects to produce a record volume of sugar from the 1999 sugar beet crop because of the record tons of beets delivered. The factory average sugarbeet slice rate was in excess of 9,600 tons per day; well above the planned slice for the processing season of 8,500 tons per day. Processing of the Company's sugar juice remains to be done before the processing season is complete. The high slice rate resulted from better than planned quality from the sugarbeets that were sliced. The better than planned quality is expected to produce better than planned sugar production, and overall lower operating costs.

Based upon marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be 7% less than that of the prior year because of the volume available for sale (domestic & foreign imports) relative to the estimated domestic consumption. In fact, selling prices for sugar in the past three months have decreased significantly due to an oversupply of sugar that is available for sale to the domestic marketplace. Significantly lower sugar prices currently will result in lower than planned sugar prices for the year. Lower sugar prices will have an offsetting effect on the grower payment relative to the higher sugar production and lower production costs.

Record domestic production of both beet and cane sugar along with required minimum levels of sugar imported under the GATT (General Agreement on Tariffs and Trade) agreement and the NAFTA (North American Free Trade Agreement) agreement have resulted in the supply of sugar to greatly exceed demand. Increased domestic supply is the result of fifteen years of flat sugar prices, resulting in the need to reduce costs through increased yields. Also, due to the even more depressed prices of other farm crops, farmers have been driven to plant record or near-record acres of sugarbeets and sugarcane. Continued over-supply of sugar to the domestic marketplace will depend upon a resolution to the factors creating the oversupply. Resolution of these problems, in part, will have to come from help from the Federal Congress and Administration. Currently the sugar industry is working with Congress and the Administration on ideas of how to remove excess sugar from the marketplace in such a manner so as to help bolster sugar prices. However, at this time the Company cannot determined the outcome of these efforts or whether there is a satisfactory solution to the problems currently affecting sugar prices.

From the revenues generated from the sale of products produced from each ton of sugar beets, the Company's operating and fixed costs must be deducted. The deduction of those operating costs results in a currently estimated gross beet payment of $33.50 per ton of sugar beets.


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

The Company's $55,000,000 operating loan has been extended from January 31, 2000 to May 31, 2000 to provide continued availability of funding while new loan documents are completed, reviewed and executed. It is expected that renewed financing agreements will be in place by not later than May 1, 2000.


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

As of February 29, 2000 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 29, 2000 totals $35.5 million compared to $13.4 million at August 31, 1999, an increase of $22.1 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2000 is approximately $11.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the six months ended February 29, 2000 was due to the seasonal needs of the 1999/2000 sugarbeet-processing season. The cash used to provide for operations of $11.5 million and for investing activities of $1.1 million was funded through cash flow financing activities. The net cash provided through financing activities of $15.8 million was primarily provided through proceeds from the issuance of short term debt of $19.9 million; and allocated patronage payment of $2.4 million.

Capital expenditures for the six months ended February 29, 2000 totaled $1.2 million. Capital expenditures for fiscal year 2000 are currently estimated at $4.8 million.


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders which was held on December 7, 1999. At the meeting the Cooperative held election of directors. Elected to three year terms by voice vote and unanimous consent were the following directors: Mike Hasbargen, district four; Jack Lacey, district five and Paul Summer, district seven. In addition, the following directors (including current expiration of term) continued on following the Cooperative's annual meeting: Jerry Meyer, district one (2000); Russell Mauch, district two (2001); Ed Moen, Jr., district three (2001); John Hought, district six (2000); Doug Etten, district eight
(2000) and Victor Krabbenhoft, district nine (2001).

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


Date:    April 14, 2000                  /s/ LARRY D. STEWARD
       --------------------              --------------------
                                         Larry D. Steward
                                         President and Chief Executive Officer



Date:    April 14, 2000                  /s/ STEVEN M. CASPERS
       --------------------              ---------------------
                                         Steven M. Caspers
                                         Executive Vice President, and
                                         Chief Financial Officer