Form 10-Q
period 2000-05-31
MINN DAK FARMERS COOPERATIVE
filed 2000-07-14
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 2000


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

                                 (701) 642-8411
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 YES ___X___                         NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                Class of Common Stock               July 6, 2000
                ---------------------               ------------
                    $250 Par Value                       484

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the nine month periods ended May 31, 2000 and May 31, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 1999. The results of operations for the nine months ended May 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2000.

2. In August 1999, the company declared a revolvement of 34.1% of the 1990 crop per unit retains and allocated patronage. That amount, $2.4 million, was paid to the stockholders on October 4, 1999.

3. The cooperative has sold notes receivable from other United Sugars member processors to a bank. In the event of default the cooperative must repurchase the notes from the bank. At March 31, 2000, the cooperative is contingently liable in the amount of $3.2 million relating to such notes receivable sold with recourse.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                  MAY 31, 2000   AUGUST 31, 1999
ASSETS                                                             (UNAUDITED)       (AUDITED)
------                                                            ------------   ---------------
CURRENT ASSETS:
     Cash                                                         $        146     $        546
                                                                  ------------     ------------

     Current portion of long-term note receivable                            0              312
                                                                  ------------     ------------
     Receivables:
         Trade accounts                                                 13,225           19,303
         Growers                                                         4,050            4,057
                                                                  ------------     ------------
                                                                        17,275           23,360
                                                                  ------------     ------------

     Advances to affiliate                                              (1,321)            (374)
                                                                  ------------     ------------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                            60,726           17,219
         Nonmember refined sugar                                           468                1
         Yeast                                                              48               63
         Materials and supplies                                          4,080            5,005
         Beet Inventory                                                      0              710
         Other                                                           1,601               --
                                                                  ------------     ------------
                                                                        66,923           22,998
                                                                  ------------     ------------
     Deferred charges                                                      903            1,194
                                                                  ------------     ------------
     Prepaid expenses                                                      150              232
                                                                  ------------     ------------
     Property and equipment available for sale                             588              588
                                                                  ------------     ------------

            Total current assets                                        84,664           48,856
                                                                  ------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                         20,423           20,423
     Buildings                                                          35,466           35,378
     Factory equipment                                                 109,600          110,134
     Other equipment                                                     3,446            3,463
     Construction in progress                                            1,443              230
                                                                  ------------     ------------
                                                                       170,378          169,628
         Less accumulated depreciation                                 (64,389)         (60,442)
                                                                  ------------     ------------
                                                                       105,989          109,186
                                                                  ------------     ------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                           31            2,915
                                                                  ------------     ------------

OTHER ASSETS:
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                    10,392           10,043
     Deferred income taxes                                               1,882            1,962
     Other                                                                 974              960
                                                                  ------------     ------------
                                                                        13,248           12,965
                                                                  ------------     ------------

See Notes to Consolidated Financial Statements                    $    203,932     $    173,922
                                                                  ============     ============

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     MAY 31, 2000   AUGUST 31, 1999
                                                                      (UNAUDITED)      (AUDITED)
                                                                     ------------   ---------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                       $     21,151    $     17,780
                                                                     ------------    ------------

      Current portion of long-term debt                                     4,788           3,743
                                                                     ------------    ------------

      Accounts payable:
           Trade                                                            3,537           2,892
           Growers                                                         18,585           8,340
                                                                     ------------    ------------
                                                                           22,122          11,232
                                                                     ------------    ------------


      Accrued liabilities                                                   2,521           2,697
                                                                     ------------    ------------

                Total current liabilities                                  50,582          35,452

LONG-TERM DEBT, NET OF CURRENT PORTION                                     43,164          46,173

OBLIGATION UNDER CAPITAL LEASE                                             10,495          11,270

OTHER                                                                       1,091             686

COMMITTMENTS AND CONTINGENCIES                                                 --               0
                                                                     ------------    ------------

                Total liabilities                                         105,332          93,581
                                                                     ------------    ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                   1,077             947
                                                                     ------------    ------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding at May 31, 2000
             and 72,200 at August 31, 1999                                  7,581           7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding at May 31, 2000
             and 72,200 at August 31, 1999                                  5,415           5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding at May 31, 2000
             and 72,200 at August 31, 1999                                  5,487           5,487
                                                                     ------------    ------------
                                                                           18,483          18,483
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 485 shares at May 31, 2000
        and 473 shares at August 31, 1999                                     121             118
      Paid in capital in excess of par value                               32,094          32,094
      Unit retention capital                                                7,560           7,560
      Qualified allocated patronage                                         3,855           3,855
      Nonqualified allocated patronage                                     34,299          16,822
      Retained earnings (deficit)                                           1,111             462
                                                                     ------------    ------------
                                                                           97,523          79,394
                                                                     ------------    ------------

See Notes to Consolidated Financial Statements                       $    203,932    $    173,922
                                                                     ============    ============

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         MAY 31,                            MAY 31,
                                                              -----------------------------      ----------------------------
                                                                  2000             1999             2000            1999
                                                              ------------     ------------     ------------    ------------
REVENUE:
      From sales of sugar, by-products, and
        yeast, net of discounts                               $     30,691     $     45,723     $    162,866    $    142,582
      Other income                                                      77              (36)             191             101
                                                              ------------     ------------     ------------    ------------
                                                                    30,768           45,687          163,057         142,683
                                                              ------------     ------------     ------------    ------------

EXPENSES:
      Production costs of sugar, by-products,
        and yeast sold                                               9,467           10,680           38,050          36,638
      Marketing (includes freight and storage)                       6,473            7,483           20,693          20,393
      General and administrative                                     1,528            1,398            4,359           4,227
      Interest                                                       1,452            1,520            4,044           4,262
      (Gain) loss on disposition of property and equipment               6               28              166             100
                                                              ------------     ------------     ------------    ------------
                                                                    18,926           21,109           67,312          65,620
                                                              ------------     ------------     ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     11,842     $     24,578     $     95,745    $     77,063
                                                              ============     ============     ============    ============

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $        241     $        211     $        649    $        701
                Patronage income                                    (4,290)           3,540           17,477           9,875
                                                              ------------     ------------     ------------    ------------
                      Net income                                    (4,049)           3,751           18,126          10,576

           Unit retention capital                                        0                0                0               0
                                                              ------------     ------------     ------------    ------------
                Net credit to members' investment                   (4,049)           3,751           18,126          10,576

      Payments to members for sugarbeets, net of unit
       retention capital                                            15,891           20,827           77,619          66,487
                                                              ------------     ------------     ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     11,842     $     24,578     $     95,745    $     77,063
                                                              ============     ============     ============    ============
See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                          MAY 31,
                                                                              -----------------------------
                                                                                  2000             1999
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $     18,254     $     10,300
      Add (deduct) noncash items:
           Depreciation and amortization                                             4,918            4,780
           Equipment disposals - loss                                                  166              100
           Discount on estate payout                                                     0               36
           Net income allocated from unconsolidated marketing subsidiaries            (128)             (72)
           Noncash portion of patronage capital credits                               (221)            (311)
           Retention of nonqualified unit retains                                        0                0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                     7,033             (214)
                Inventory and prepaid expenses                                     (43,842)         (25,214)
                Deferred charges                                                       291              752
                Other assets                                                           (14)              (8)
                Accounts payable, advances, and accrued liabilities                 13,068            4,142
                                                                              ------------     ------------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES             (475)          (5,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                        61                3
      Capital expenditures                                                          (1,955)          (3,817)
      Investment in notes receivable from other cooperatives                         3,196             (349)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                                 (128)
      Minority interest in equity of subsidiaries                                      130              157
                                                                              ------------     ------------
                      NET CASH USED IN INVESTING ACTIVITIES                          1,304           (4,006)
                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                                  3,371            8,985
      Payment of long-term debt                                                     (2,009)          (1,409)
      Payment of unit retains and allocated patronage                               (2,377)          (2,483)
      Issuance of long-term debt                                                         0            2,800
      Provision for long-term tax                                                      512                0
      Sale and repurchase of common stock, net                                           3               (3)
      Issuance of stock                                                                  0                0
      Payment of long term tax-exempt bonds                                           (730)               0
                                                                              ------------     ------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                     (1,230)           7,890
                                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                       (401)          (1,824)

CASH, BEGINNING OF YEAR                                                                546            1,849
                                                                              ------------     ------------

CASH, END OF QUARTER                                                          $        146     $         25
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $      3,699     $      4,226
                                                                              ============     ============

           Income taxes, net of refunds                                       $          9     $         10
                                                                              ============     ============
See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 2000 AND 1999

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the nine months ended May 31, 2000 (the third quarter of the Company's 1999-2000 fiscal year) and 1999 (the third quarter of the Company's 1998-1999 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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



RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2000 AND 1999

Revenue for the three months ended May 31, 2000 decreased $15.0 million from the 1999 period, a decrease of 33%. Revenue from the sale of finished goods decreased $2.2 million, while the change in the value of finished goods inventory decreased $12.9 million. Other income increased $0.1 million.

Revenue from the sales of sugar decreased $0.1 million or 2%, reflecting a 6% increase in volume, offset by an 8% decrease in the price for sugar. The increase in volume is the result of a higher estimate of sugar to be produced in fiscal year 2000, and thus more sugar to ship. Based upon marketing information developed by United Sugars Corporation, the Company's marketing agent, the average net selling price of sugar will decrease approximately 7% from the prior year. The decrease in sugar prices is the result of expected excess volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

Revenue from pulp sales decreased $0.9 million or 41%, reflecting a 50% decrease in sales volume, offset by a 9% increase in the average gross selling price. The sales volume decrease is due to reduced production and market timing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the average net selling price of the Company's pulp will increase approximately 16% from the prior year. The expected increase in pulp prices is mostly a result of improved economic conditions, improved dairy consumption and less pulp production from a major competitor in certain of the Company's markets.

Revenue from beet molasses sales decreased $0.4 million or 30%, reflecting an 43% decrease in sales volume, offset by a 13% increase in the average gross selling price. The decrease in molasses sales volume is due to 15% less production of beet molasses for fiscal year 1999-2000 versus the previous year. The smaller volume of beet molasses is the result of a high quality 1999 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the average net selling price of the Company's beet molasses will increase approximately 23% versus the prior year. The expected increase in beet molasses prices is attributable to overall lower domestic production of beet molasses.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") decreased $0.1 million or 5%, reflecting a 10% increase in sales volume and a 15% decrease in the average selling price. Sales volume is up because of strong customer demand for fresh bagged and cream yeast for the period. Selling prices are down due to strong competitive pricing, resulting from efforts to gain/retain market-share.

The other contributing factor to the change in revenues resulted from the decrease in finished goods production. The Company produced 292,000 cwt more during the three month period ending May 31, 1999 than it did in the three month period ending May 31, 2000.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold decreased $1.2 million, or 11%. The decrease in production costs is due to 44% less sugar beets being processed for this period versus last, thereby reducing the variable production costs for the period offset by an increase in the estimated grower payment to $35.25 per ton of delivered sugarbeets or an addition of $3.8MM in operating expenses from the February 29, 2000 estimate. Marketing costs (which include freight and storage) are $1.0 million or 13% less than the prior period because of the decrease in sales volume for by-products and lower per unit marketing costs for sugar. In the third quarter of 1999, the company paid $.4MM of CCC assessment fees, vs $.0MM for this quarter 2000. General and Administrative costs total $1.5 million or 9% higher than the prior period, due largely to an increase in the provision for income taxes increasing for 2000 vs 1999.

Interest expense totaled $1.4 million, down 4% from the prior year. Interest costs are lower due to better cash flow from increased sales volume, offset by somewhat higher seasonal interest rates.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital) decreased $4.9 million or 24% from the prior period. For fiscal year 2000 the Company is projecting a payment to growers for sugar beets totaling $77.6 million, which is $15.0 million or 24% more than the prior fiscal year. The increased payment is due to increased harvested tons (+24%), but offset somewhat by lower per unit payments. The payment is based upon (i) an average delivered sugar content of 16.89%, (ii) a total sugar beet crop to process of 2.2 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be lower than the previous year.



COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

Revenue for the nine months ended May 31, 2000 increased $20.4 million from the 1999 period, an increase of less than 14%. Revenue from the sale of finished goods increased $2.0 million, while the change in the value of finished goods inventory increased $18.3 million. Other income increased $0.1 million.

Revenue from the sales of sugar increased $4.2 million or 4%, reflecting a 6% increase in volume, and offset by a 2% decrease in pricing. The increase in volume is the result of higher sugar production in fiscal year 1999-2000 (and thus more sugar to ship). Based upon marketing information developed by United Sugars Corporation, the Company's marketing agent, the average net selling price of the Company's sugar is estimated to decrease 7% from the prior year.

Revenue from pulp sales decreased $1.3 million or 21%, reflecting a 33% decrease in sales volume, offset by a 12% increase in the average gross selling price. The sales volume decrease is due to reduced production and market timing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the average net selling price of the Company's pulp will increase approximately 16% from the prior year. The expected increase in pulp prices is mostly a result of improved economic conditions, improved dairy consumption and less pulp production from a major competitor in certain of the Company's markets.

Revenue from beet molasses sales decreased $0.2 million or 5%, reflecting a 10% decrease in sales volume, and offset by a 5% increase in the average gross selling price. The decrease in molasses sales volume is due to 15% less production of beet molasses for fiscal year 1999-2000 versus the previous year. The smaller volume of beet molasses is the result of a high quality 1999 beet crop delivered for processing. Based upon marketing information developed by Midwest Agri-Commodities Company, the Company's marketing agent, the average net selling price of the Company's beet molasses will increase approximately 23% versus the prior year. The expected increase in beet molasses prices is attributable to overall lower domestic production of beet molasses.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC"), decreased $0.7 million or 13%, reflecting a 1% decrease in sales volume and a 12% decrease in the average selling price. Selling prices are down due to strong competitive pricing, resulting from efforts to gain/retain market-share.

The other contributing factor to the change in revenues resulted from the increase in finished goods production The increase in the value of finished goods inventories for the nine months ended May 31, 2000 amounted to $43.5 million or $18.3 million more than the increase in the value of finished goods inventories for May 31, 1999. The increase is mainly the result of the level of the inventory of sugar on hand, and the value of that sugar, at the end of this period versus last.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $1.4 million or 4%. The increase in production costs for the nine months ended May 31, 2000 is mainly due to the additional tons of beets sliced (+10%) for the current period versus the same period last year. Marketing costs (which include freight and storage) are $0.3 million or 1% more than the prior period because of the increase in sales volume for sugar, and offset somewhat by lower by-product sales volume. General and Administrative costs increased $0.1 million or 3%. Interest expense decreased $0.2 million, down 5% from the prior year. Interest costs are lower due to better cash flow from increased sales volume, offset by somewhat higher seasonal interest rates.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital) increased $11.1 million or 17% from the 1998-1999 period. For fiscal year 2000 the Company is projecting a payment to growers for sugar beets totaling $77.6 million, which is $15.0 million or 24% more than the prior fiscal year. The increased payment is due to increased harvested tons (+24%), but offset somewhat by lower per unit payments. The payment is based upon (i) an average delivered sugar content of 16.89%, (ii) a total sugar beet crop to process of 2.2 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be lower than the previous year.



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

The harvest of the sugar beet crop grown during 1999 produced a total of 2.2 million tons of sugar beets. The sugar content on the 1999 crop was below long-term averages but purity was average. As of this filing the processing season has been completed. No significant sugarbeet storage problems were encountered during the processing season. While unseasonably warm temperatures occurred in the months of November and most of December, the Company did not ascertain any significant detrimental effects to the operations of the factory due to the unusual weather. In fact, other factors that can affect long-term storageability of the beets (such as freeze/thaw kind of weather, condition of the beets going into the piles, etc.) were favorable to the Company.

The Company produced a record volume of sugar from the 1999 sugar beet crop because of the record tons of beets delivered. The factory average sugarbeet slice rate was in excess of 9,600 tons per day; well above the planned slice for the processing season of 8,500 tons per day. The high slice rate resulted from better than planned quality from the sugarbeets that were sliced. The better than planned quality resulted in better than planned sugar production, and lower overall operating costs.

Based upon marketing information developed by United Sugars Corporation, the Company's current estimate is that the average net selling price of the Company's sugar will be 7% less than that of the prior year because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption. In fact, selling prices for sugar in the past six months have decreased significantly due to an oversupply of sugar that is available for sale to the domestic marketplace. Significantly lower sugar prices currently will result in lower than planned sugar prices for the year. Lower sugar prices will have an offsetting effect on the grower payment relative to the higher sugar production and lower production costs.

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

From the revenues generated from the sale of products produced from each ton of sugar beets, the Company's operating and fixed costs must be deducted. The deduction of those operating costs results in a currently estimated gross beet payment of $35.25 per ton of sugar beets or an increase of $3.8MM from the estimate as of February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank for calendar year 2000 of $45.0 million.

The Company entered into its first loan agreement after the merger of Co-Bank and St Paul Bank during the third quarter. This agreement extends through May 1, 2001.

The new loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

1. Maintain working capital of not less than $9.0 million as of the end of each fiscal quarter.

2. Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.

3. Maintain a current ratio of not less than 1.2:1.0 as of the end of each fiscal quarter.

4. Maintain a debt service coverage ratio of not less than 1.25:1.0 as of the end of each fiscal year end. Current Long Term Debt used to determine Debt Service Coverage for the fiscal year ending August 31, 1999 shall be $1.4MM.

As of May 31, 2000 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2000 totals $34.1 million compared to $13.4 million at August 31, 1999, an increase of $20.7 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2000 is approximately $11.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the nine months ended May 31, 2000 was due to the seasonal needs of the 1999/2000 sugarbeet-processing season. The cash used to provide for operations of $.4 million and for financing activities of $1.2 million was funded through cash flow investing activities. The net cash provided through investing activities of $1.3 million was primarily provided through proceeds from the sale of notes receivable of $3.2 million.

Capital expenditures for the nine months ended May 31, 2000 totaled $2.0 million. Capital expenditures for fiscal year 2000 are currently estimated at $4.8 million.

The source of funds for long-term debt payments is primarily from depreciation resulting from normal operations.

The company has protected itself from interest rate fluctuations through the use of tax exempt financing and a term debt portfolio that fixes rates into the future for set amounts of debt. The current term debt portfolio is expected to provide the company stable term debt interest rates over the next four years at below current market rates. An increase or decrease in the interest rate market of 100 basis points is expected to have little or no impact on the profitability of the company.

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


Date:    July 14, 2000                 /s/ LARRY D. STEWARD
      -------------------              -----------------------------------------
                                       Larry D. Steward
                                       President and Chief Executive Officer



Date:    July 14, 2000                 /s/ STEVEN M. CASPERS
      -------------------              -----------------------------------------
                                       Steven M. Caspers
                                       Executive Vice President, and
                                       Chief Financial Officer