Form 10-K405
period 2000-08-31
MINN DAK FARMERS COOPERATIVE
filed 2000-11-29
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 2000
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                               -------------------
                                 Commission File
                                  No. 33-94644
                               -------------------


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 19, 2000, 484 shares of the Registrant's Common Stock and 72,200 "units" of the Registrant's Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 4% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 2% of the Company's available stock was traded at arm's length during the fiscal year ended August 31, 2000. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and range in price from $2,200 to $1,600 per unit. Prices early in the fiscal year ranged from $2,200 to $1,800 per unit while prices in the third and final quarter of trading ranged from $1,800 to $1,600 per unit.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits to this Report are incorporated by reference from the Company's Registration Statement on Form S-1 (File number 33-94644), declared effective on September 11, 1995 and from the Company's Annual Report on Form 10-K for the fiscal years ended August 31, 1996 through 1999.

ITEM 1.     BUSINESS

         Minn-Dak Farmers Cooperative ("Minn-Dak" or the "Company") is a North Dakota agricultural cooperative that was formed in 1972 and has 484 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company's offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company's facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation. The Company's beet molasses and beet pulp pellets are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative.

         Minn-Dak's corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075 (telephone number (701) 642-8411). Its fiscal year ends August 31.


PRODUCTS AND PRODUCTION

         The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also markets certain co-products of the sugar it produces, such as beet molasses and beet pulp pellets. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company's sugar production location. Minn-Dak Yeast Company, Inc. produces fresh baker's yeast and provided revenues totaling approximately 3% of the Company's gross revenues for the fiscal year ended August 31, 2000.

         The Company processes sugarbeets grown by its members at its sugar mill located in Wahpeton, North Dakota. The period during which the Company's plant is in operation to process sugarbeets into sugar and co-products is referred to as the "campaign." The campaign is expected to begin in September of each year and continues until the available supply of beets has been depleted, which generally occurs in March or April of the following year, depending on the size of the crop. Based on current processing capacity, an average campaign lasts approximately 210-225 days, assuming normal crop yields.

         Once the sugarbeets are harvested, rapid processing is important to maximize sugar extraction and minimize spoilage. Members transport their crop by truck to receiving stations designated by the Company. Beets are then stored in the Company's factory yard and at outlying piling stations until processed. Under the Company's "growers agreement" with its members, the Company furnishes all loading equipment at loading stations and, after delivery of the beets to the Company, pays all freight and mileage charges for hauling the sugarbeets from the piling stations to the factory for processing.

         The Company's total sugar production is influenced by the amount and quality of sugarbeets grown by its members, by the processing capacity of the Company's plant and by the ability to store harvested beets. Most of the beet harvest is stored in piles. Although piled sugarbeets that have been frozen by the winter temperatures may be stored for extended periods, beets stored in unprotected piles at temperatures above freezing must be processed within approximately 160 days.

         Sugarbeets deteriorate in storage due to the organic nature of their existence. Beets harvested prior to obtaining a root temperature of fifty degrees or less must be processed as soon as possible or sugar loss will occur and they will deteriorate. The plant start up in the fall is timed to the anticipated end of processing in the spring. The plan of the Company is to finish processing unprotected beets prior to March 10, ventilated beets prior to March 31, and storage shed beets as soon thereafter as is possible.

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

         Once the sugarbeets arrive in the factory, the basic steps in producing sugar from them include: washing; slicing into thin strips called "cossettes"; extracting the sugar from the cossettes in a diffuser; purifying the resulting "raw juice" and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystallize the sugar; separating the sugar crystals in a centrifuge; drying the sugar; and storing sugar in bulk form for bulk and bag shipping.

         The Company's sugarbeet co-products include beet molasses and beet pulp pellets. After the extraction of raw juice from the cossettes, the remaining pulp is dried and processed into and sold as animal feeds. The beet molasses is the sugar juice left after all economical means have been taken to extract the sugar from the sugar juice. The beet molasses is sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds. The beet molasses and beet pulp pellets are marketed through Midwest Agri-Commodities Company.


RECENT CROPS

         The Company's members harvested 2.1 million tons of sugarbeets from the 2000 crop. The crop yield for the 2000 crop was a new record yield, exceeding by 10% the Company's five year average tons per acre. In the late summer of 2000, the USDA instituted a cost savings program called Payment In Kind (PIK) that compensated growers for destroying sugarbeet acres. Of the 106,000 planted acres, 8% were converted to the PIK program making the 2000 crop harvested acres 7% below the 1999 crop harvested acres. Sugar content of the 2000 crop at harvest was 3% above the average of the five most recent years. The Company's projected production of sugar from the 2000 crop sugarbeets is expected to be well above the five year average of sugar produced, but slightly below the levels of the 1999 crop. This forward-looking material is based on the Company's expectations regarding the processing of the 2000 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugarbeets.

         For a discussion of the 1999, 1998 and 1997 crops and results of operations for fiscal years 2000, 1999 and 1998, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


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

         At August 31, 2000 the Company had an ownership interest in United Sugars Corporation (year to date contributed capital) totaling $1.0 million, which represented approximately 9.4% of the total.

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

         United Sugars Corporation sells industrial bulk sugar, industrial bagged sugar, retail bagged sugar and specialty sugars. It is able to distribute both cane sugar and beet sugar, and distribute sugar to customers over a large geographical area. The Company's sugar is marketed by United Sugars Corporation primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars Corporation includes most of the large industrial sugar users. The customer base also includes retail grocery and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2000, 95% of the Company's sugar was shipped in bulk form, mostly to industrial users, and 5% in bagged powdered sugar.

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

         The Company markets its co-products, dried beet pulp pellets and beet molasses, through Midwest Agri-Commodities Company, a marketing cooperative whose shareholders are the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative. Midwest Agri-Commodities Company markets beet pulp pellets, beet molasses and other liquid products for its member owners as well as non-member sugar companies. Beet pulp pellets are marketed to dairymen and consumers in the United States and foreign markets. The sales and marketing arrangement with Midwest Agri-Commodities Company is evidenced by a "Uniform Member Marketing Agreement." Under that agreement, the beet pulp pellets and beet molasses produced by the Company are pooled with beet pulp pellets and beet molasses produced by the other pool members and is then sold through the efforts of Midwest Agri-Commodities Company. The Company receives payment for its beet pulp pellets and beet molasses by receiving its pro rata share of the net proceeds from the sale of the pooled beet pulp pellets and beet molasses. The net proceeds of such sales represent the gross proceeds of the sale of the beet pulp pellets and beet molasses, adjusted for the various marketing costs and transportation expenses including the Company's pro rata share of General and Administrative expenses incurred by Midwest Agri-Commodities Company. Any net proceeds from the operation of Midwest Agri-Commodities Company are distributed to the various members on a patronage basis.

         For the year ended August 31, 2000, approximately 65% of the Company's pulp production was exported to Japan and Europe, and the remaining 35% was sold domestically. The market for beet pulp pellets is affected by the availability and quality of competitive feedstuffs. Dried beet pulp pellet prices improved in FY 2000 due the improved Asian economics, revisions in European grain policies and the worldwide shortage of beet pulp pellets. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, liquid supplement manufactures and livestock feeders. Beet molasses prices increased in FY 2000 due to a smaller domestic supply. Co-product sales accounted for approximately 8% of the Company's total consolidated net sales revenues during FY 2000. This relationship is primarily a function of the average market prices for sugar, beet pulp pellets, beet molasses and fresh yeast and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices of these products fluctuate independently of each other.

         The Company is an eighty percent equity owner of Minn-Dak Yeast Company, Inc. Minn-Dak Yeast Company, Inc. manufactures fresh baker's yeast in a plant located adjacent to the Company's sugar plant in Wahpeton, North Dakota. The Company started the yeast business in 1989 in order to add value to its co-product beet molasses. Beet molasses is the main ingredient (growth medium) in the fermentation process used to grow baker's yeast to commercial volumes. A portion of the Company's beet molasses production is used in the Minn-Dak Yeast Company, Inc.'s process and is sold through a supply agreement between the two companies. Universal Foods Corporation, Milwaukee, Wisconsin, holds the remaining twenty percent equity stake. Minn-Dak Yeast Company, Inc. also has a long-term marketing agreement whereby Universal Foods Corporation will buy all production of baker's yeast produced by Minn-Dak Yeast Company, Inc. in return for certain guaranteed sales volumes.

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

         To date the lease with Cargill has provided ProGold, as an entity, with
(i) rental payments of a fixed amount, with the opportunity to receive supplemental rental payments in the event that the ProGold facility is operated profitably. As a result, the lease arrangement has provided protection from the exposure of the risks of participation in the corn sweetener market, including a risk of future, material financial losses by ProGold and the necessity of additional capital investment from the Company to cover such future losses.


GROWERS' AGREEMENTS

         The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 2000 through 2002 (the "Growers' Agreements"). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless the Company prior to the automatic renewal has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the two year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugarbeets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage, which may be planted for each Unit of Preferred Stock held by the members. For the 2000 crop year the Company's Board of Directors authorized members to plant 1.45 acres per unit.

         Under the terms of the Growers Agreement, each member receives payment for his or her sugarbeets based on a price per pound of extractable sugar. The price per pound of extractable sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members' pounds of extractable sugar. Extractable pounds of sugar are obtained by the processing of beet samples taken from members' sugarbeets during harvest. Each member's grower payment is obtained by multiplying that member's total pounds of extractable sugar times the price per pound of extractable sugar as determined above.

         Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Cooperative's Board of Directors and management, but will not exceed 65% of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70% of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80% of the estimated price per pound of extractable sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95% of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company's fiscal year, ending on August 31, and is in an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company's annual patronage net income, which is equal to the Company's sales less all expenditures and member beet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members' sugarbeets; such amounts are distributed in either cash payments or in the form of patronage credits to the member's patronage credit account on the books of the Company.


COMPANY DISTRICTS

         The Company's by-laws provide that the Company's members are to be divided into districts for the purposes of voting and the election of members of the Board of Directors. Those districts do not have specific geographic boundaries but, instead, contain a loosely defined area representing the area served by a particular piling station to which members deliver their sugarbeets for storage until the sugarbeets are to be processed. When a member joins the Company, he or she is assigned to a particular district based upon criteria including: (i) the physical location of the shareholder's sugarbeet growing acres relative to a piling site, (ii) if the previous criteria do not clearly indicate the district to which the shareholder should be assigned, then the physical location of the shareholder's base of farming operations relative to a piling site (some members deliver sugarbeets to more than one piling site due to the locations of their various fields, even though they are assigned to membership in only one district) and (iii) if the first two criteria do not provide a clear indication of the district to which the shareholder should be assigned, then the shareholder is given the option of being assigned to the district which would best serve the needs of that shareholder.

         Given that shareholders are assigned to districts based upon ease of delivery of harvested sugarbeets and because shareholders own different numbers of Units of Preferred Stock, each district includes a different number of acres of sugarbeet production and, therefore, a different quantity of sugarbeets delivered to the Company. However, none of the districts provides the Company with a materially disproportionate quantity of the sugarbeets produced by the Company's members. While the allocation of members to the various districts has a significant impact on the election of directors, the Company does not believe that the districts represent a significant factor in the day-to-day business operations of the Company.


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

         During the fiscal year ended on August 31, 2000, the Company contributed approximately $88,000 to the North Dakota/Minnesota Research and Education Board to fund that entity's research and development activities. $14,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $83,000 to the Sugar Association for their research activities and membership dues.

         The Company also has established a sugarbeet seed committee, which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties that should be approved for use by the Company's shareholders.

ENVIRONMENTAL MATTERS

         The Company is subject to many federal, state and local regulations that govern air and water emissions, and solid and hazardous waste storage and disposal. Currently, the Company is meeting all its obligations in water, solid waste and hazardous waste.

         The Company has approved a budget of $1.3 million to be spent on environmental capital projects during the fiscal year ended on August 31, 2001.

         The Company cannot accurately predict the extent to which future changes in environmental laws or regulations will affect the cost of operating its facilities and conducting its business. However, any changes could have adverse financial consequences for the Company and its members.


EMPLOYEES

         As of November 19, 2000, the Company had 244 full-time employees, of whom 212 were hourly and 32 were salaried. It also employs approximately 320 additional hourly seasonal workers during the sugarbeet harvest and processing campaign. In August 2000 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL-CIO) union for its factory employee group. The written contract is in effect from June 1, 2000 through May 31st of the year 2005. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health and dental insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are provided some of the above employee benefits. The Company considers its employee relations to be excellent.


ITEM 2.     PROPERTIES

         The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley. The Company owns the factory, receiving sites, and the land on which they are located. The 1999 crop set new records for average daily slice rate, sugar production and for tons of beets sliced.

         Minn-Dak Yeast Company, Inc. of which the Company is an 80% owner, operates a single yeast processing factory at Wahpeton, North Dakota which is located in the Red River Valley. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 2000 fresh yeast was produced and sold into the domestic yeast marketplace. Minn-Dak Yeast Company's processing factory is exceeding its initial rated design capacity.

         All properties are held subject to a mortgage by the Company's primary lendor.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended August 31, 2000.

         At the Annual Meeting of Shareholders which is to be held on December 5th, 2000, the following seats on the board of directors will be up for election: District #1, District #6, and District #8. A brief biography of each of the candidates for the open seats follows.

DISTRICT #1

         JERRY MEYER (incumbent) has been a director since 1994. Mr. Meyer has been farming near Fairmount, ND since 1958. He also serves on the board of directors for Minn-Dak Yeast Company. Mr. Meyer is running unopposed.

DISTRICT #6

         JOHN HOUGHT (incumbent) is unable to seek re-election due to term limits.

         CHARLES STEINER has been farming near Foxhome, MN since 1969. He graduated from Northwest School of Agriculture, University of MN, Crookston, MN. He currently serves on the Rothsay, MN school board and the Oscar/Parke Insurance Board. He is a past director and president of Rothsay Farmers Coop Board in Rothsay, MN.

         DOUGLAS TISCHER has been farming near Breckenridge, MN since 1974. He earned a B.S. degree in Economics and Business from St. Cloud State University in St. Cloud, MN. He currently serves on the Company's Seed Committee as well as the Company's Trucking Committee. He is the Secretary/Treasurer for the Wilkin County Crop Improvement Association and a member of the Minnesota Wheat Association. In addition, he is active both in the past and presently in the leadership of St. Mary's Catholic Church in Breckenridge, MN. Mr. Tischer's shares are held and grown under the name of Kruse and Tischer Farms.

DISTRICT #8

         KATHY DEAL has been farming near Doran, MN since 1981. She has been a Minn-Dak stockholder since 1996. She earned a B.S. degree in Computer Science and Business with a concentration in accounting and finance from North Dakota State University (NDSU) and she later earned a Masters Degree in Educational Administration from NDSU. She has been as Associate Professor in the Computer Information Systems Department at the North Dakota State College of Science since 1983. Ms. Deal is also a founding member and past co-chairperson of the Company's Education/Leadership Development Committee and a founding member of the Breckenridge High School Chapter of Dollars for Scholars. She was the 2000 Agassiz Leadership Award recipient for Wilkin County and is active in the leadership of St. Mary's Catholic Church in Breckenridge, MN.

         DOUGLAS ETTEN (incumbent) has been a director since 1997. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College with a degree in Business and Math in 1974. He also serves on the board of directors for Midwest Agri-Commodities Company.



                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 4% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 2% of the Company's available stock was traded at arm's length during the fiscal year ended August 31, 2000. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and range in price from $2,200 to $1,600 per unit. Prices early in the fiscal year ranged from $2,200 to $1,800 per unit while prices in the third and final quarter of trading ranged from $1,800 to $1,600 per unit.

ITEM 6.     SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for each of the last five completed fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Report.

                          Fiscal Year Ended August 31,

FINANCIAL DATA
(Numbers in Thousands)                                   2000            1999           1998           1997            1996
Revenues                                                 $170,151        $152,742       $149,574       $139,730        $114,335
Net Proceeds(1)                                            86,604          63,352         72,084         74,239          56,872
Total Assets                                              173,001         174,296        184,830        171,896         136,361
Long-term Debt, including current maturities, Net
of bond investments, 1998, 1997 & 1996                     58,193          61,185         59,798         58,252          55,809
Members' Investment(2)                                     75,336          79,394         82,082         73,646          57,324
Property and Equipment Additions, net of
   Retirements                                              2,404           2,962         10,893         24,547          34,457
Working Capital                                            12,234          13,403         11,170         10,163          11,845
Ratio of Long-Term Debt to Equity(3)                          .71             .71            .65            .75             .92
Ratio of Net Proceeds to Fixed Charges(4)                   17.68           13.05          13.92          14.92           16.76

Dividends Paid on Common Stock                                  0               0              0              0               0

PRODUCTION DATA(5)

Acres harvested                                           102,086          97,336         91,374         82,575          74,802
Tons purchased (members)                                2,201,776       1,772,648      1,721,240      1,506,646       1,458,917
Tons purchased (non-member)                                               198,770         44,065
Tons purchased per acre harvested                           21.57           18.21          18.84          18.25           19.47
Net beet payment paid to member per ton of
sugarbeets delivered, plus allocated patronage
and unit retains(6)                                         39.19           35.34          41.68          49.97           38.34

Sugar hundredweight
         Produced                                       5,739,893       4,750,921      4,788,131      4,136,172       3,348,629
         Sold, including purchased sugar                5,220,321       5,324,764      4,672,631      3,794,313       3,841,443

Beet pulp pellet tons
         Produced                                          97,541         100,215         89,263         77,042          77,352
         Sold                                              96,452         127,160        105,270         82,705          74,743

Beet molasses tons
         Produced                                          87,417         103,127         78,077         64,377          61,194
         Sold                                              75,029          80,325         51,939         45,182          43,882
         Used for Yeast Production                         17,745          17,652         18,651         17,282          19,391

Yeast pounds (in thousands)
         Produced                                          26,062          26,198         27,191         23,127          25,556
         Sold                                              26,034          26,240         27,227         23,193          25,495

(1) Net Proceeds are the Company's gross revenues, less the costs and expenses of producing, purchasing and marketing sugar, sugar co-products, and yeast, but before payments to members for sugarbeets. (For a more complete description of the calculation of Net Proceeds, see "Description of Business-Growers' Agreements".)

(2) Members' investment includes preferred and common stock, unit retention capital, allocated patronage and retained earnings (deficit).

(3) Calculated by dividing the Company's long-term debt, exclusive of the current maturities of such debt, by equity.

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

(5) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2000, relates to the 1999 crop).

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


LIQUIDITY AND CAPITAL RESOURCES

         Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank in 2000 of $45,000,000. Additional short-term financing requirements are provided through the Department of Agriculture's CCC sugar loan program.

         On July 1, 1999, The Company's prior primary lender, St Paul Bank, merged with the Bank. A new loan agreement was reached between the Company and the Bank during fiscal year 2000 as a result of this merger.

         The loan agreement between the Bank and the Company obligate the Company to the following significant loan conditions: invest in Class C or other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank; maintain working capital of not less than $9.0 million; maintain a current ratio of not less than 1.2:1.0; maintain long-term debt to equity ratio of no greater than 0.8:1; and maintain an available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.0. As of August 31, 2000, the Company was in compliance with all loan covenants in its loan agreement. The loan agreement is secured with a first lien on substantially all property and equipment and current assets of the Company. Sources for future Long-Term Debt payments are primarily plant depreciation resulting from normal operations.

         During fiscal year 2000, the Company sold certain notes receivable with recourse. The Company's contingent liability related to these notes totaled $2.9 million as of August 31, 2000.

         Working capital decreased $1.2 million for fiscal year 2000. As of August 31, 2000, the Company achieved its targeted working capital position.

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

         Capital expenditures for fiscal year 1998 were $10.9 million, fiscal year 1999 were $5.2 million and fiscal year 2000 were $4.8 million. Capital expenditures for fiscal year 2001 are currently estimated at $3.0 million. The capital expenditures for fiscal year 1998 were mostly made up of assets needed to complete the Company's three-year expansion plan that was undertaken starting in fiscal year 1996.


COMPARISON OF THE YEARS ENDED AUGUST 31, 2000, AND 1999

         Revenue for the year ended August 31, 2000 increased 11.4% or $17.4 million from 1999. Revenue from total sugar sales decreased 1.6% reflecting a 2.5% decrease in the average selling price per cwt and a 0.9% increase in cwt. sold. Revenue from co-products decreased 5.1% reflecting an increase of 12.3% in the average selling price per ton and 17.4% decrease in volume.

         Revenues from yeast sales decreased 11.4% reflecting a price decrease of 10.6% and a decrease in volume of 0.8%.

         Finished product inventories increased $10.5 million in fiscal year 2000 primarily due to higher volumes of ending sugar inventory resulting from market conditions and anticipated sugar loan forfeitures.

         Cost of product produced, exclusive of payments for sugarbeets and grower trucking increased $0.6 million. The increase is primarily due to an 11.7% increase in sugarbeets processed and an increase in non-allocated costs such as plant depreciation, taxes and insurance of 4.0%. Sales and Distribution costs, net of CCC assessment fees, decreased less than $0.1 million or 0.2%. Fiscal year 2000 had no CCC assessment fees compared to fiscal year 1999 with $1.3 million. General and Administrative expenses increased $0.4 million or 7.4%. Interest expense decreased $0.1 million or 1.3%. The cost per cwt produced decreased 15.5%, primarily due to the quality of the crop.

         Non-member business income decreased $0.4 million in fiscal year 2000. This decrease was primarily due to lower fresh yeast selling prices and cost allocations associated with the Company's investment in Minn-Dak Yeast Company.

         Net payments to members for sugarbeets increased by $23.7 million in fiscal year 2000. This increase for 2000 vs 1999 was primarily due to 24.2% higher volume of beets delivered, higher quality beets delivered, better storage conditions and higher selling prices for co-products. This was partially offset by lower selling prices for sugar.


COMPARISON OF THE YEARS ENDED AUGUST 31, 1999, AND 1998

         Revenue for the year ended August 31, 1999 increased 14.6% or $21.4 million from 1998. Revenue from total sugar sales increased 16.7% reflecting a 1.0% increase in the average selling price per cwt and a 15.7% increase in cwt. sold. Revenue from co-products increased 4.3% reflecting a decrease of 25.9% in the average selling price per ton and 21.6% increase in volume.

         Revenues from yeast sales decreased 5.8% reflecting a price decrease of 2.2% and a decrease in volume of 3.6%.

         Finished product inventories decreased $10.6 million in fiscal year 1999 primarily due to lower volumes of ending sugar inventory.

         Cost of product produced, exclusive of payments for sugarbeets and grower trucking increased $3.7 million. The increase is primarily due to an 8.8% increase in sugarbeets purchased and an increase in non-allocated costs such as plant depreciation, taxes and insurance of 9.2%. Sales and Distribution costs increased $3.2 million or 11.5%. General and Administrative expenses increased $0.1 million or 2.0%. Interest expense decreased $0.1 million or 2.0%. The cost per cwt produced increased 11.4%, primarily due to the quality of the crop.

         Non-member business income increased $0.4 million in fiscal year 1999. This increase was primarily due to the reduction in losses associated with the Company's investment in ProGold.

         Net payments to members for sugarbeets decreased by $8.2 million in fiscal year 1999. This decrease was primarily due to a slightly higher volume but lower quality of the beets delivered by members in fiscal year 1999 versus fiscal year 1998, and the result of higher selling prices for sugar, but lower selling prices for co-products.


ESTIMATED FISCAL YEAR 2001 INFORMATION

         The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugarbeets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 2000 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2000 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

         The recently completed harvest of the sugarbeet crop grown during 2000 exceeded that of the prior year in tons per harvested acre, but due to the PIK program, there were less harvested acres (see section entitled "Recent Crops"). The sugar content of the 2000 crop, however, was more than that of the prior year and the five year average for sugar . The Company expects to produce slightly less hundredweight of sugar from the 2000 sugarbeet crop than the prior year , but considerably more than the five year average production of sugar.

         From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company's operating and fixed costs. Revenues for the crop year 2000 are expected to be significantly below the 1999 crop year due to a reduced sugar price in an over-supplied market. The deduction of those operating costs results in a 2000 crop gross payment to growers estimated to be less than that of the prior crop year.


OTHER INFORMATION

         The Company encountered no material disruptions or costs associated with the Year 2000 computer concern.

         The Company is not aware of any impact resulting from new FASB, GAAP, or SEC rules.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND COMPETITION

         Current US Government statistics estimate total US sugar consumption at
193.3 million cwt for the year beginning October 1, 1999 and ending September 30, 2000. For the same period ending in 1999, total consumption was 191.4 million cwt. Comparing the two years shows demand growth of 1.0% for US sugar sellers.

         The US government forecasts growth between 2000 and 2001 to be slightly higher than 2%, which is slightly above trendline and includes consumption increases due to population growth. The Company believes that domestic consumption growth will trend to growth rates of 1 to 2% per year due to population growth. Given the size of the domestic market, the Company's sugar production and sales represent between 2 and 3% of the total domestic market for refined sugar in 2000. United Sugars, which sells the Company's production through a sugar marketing pool, represents approximately 24% share of the US sugar market.

         The US refined sugar market has continued to grow over the past twenty years, despite the enormous amount of demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar. The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. For example, in 1978 there were 28 sugar producers and sellers in the US market. Today there are eight sugar sellers, with over 70% of US sugar market share concentrated in the top three sellers, all of which are fully integrated beet and cane suppliers. The Company's main competitors in the domestic market are Imperial Sugar Company, Tate & Lyle North America, Amalgamated Sugar Company, and California and Hawaii Sugar Company. Competition in the US sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

         According to United States Department of Agriculture (USDA) statistics, the Red River Valley is generally one of the most cost efficient sugarbeet producing areas in the nation. As a result, the Company's management believes that it possesses the ability to compete successfully with other American producers of sugar. In spite of this competitive advantage, substitute sweetener products and sugar imports could have a material adverse effect on the Company's operations in the future.



GOVERNMENT PROGRAMS AND REGULATION

         Domestic sugar prices are supported under a program administered by the USDA. Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990 and the Federal Agriculture Improvement and Reform Act of 1996 (the "FAIR Act"). The USDA attempts to maintain sugar prices by regulating the quantity of sugar imports. The FAIR Act maintained the 1999 national (weighted average) loan rate for 1999 crop raw cane sugar at 18 cent per pound and for refined beet sugar 22.90 cents per pound. The Federal Agriculture Improvement and Reform Act of 1996 requires CCC to offer non-recourse loans to sugarbeet and sugarcane processors if the sugar tariff-rate quota is established at or reaches a level above 1.5 million short tons. The Secretary established the 2000 sugar tariff-rate quota at 1,500,227 short tons, raw value, on September 15, 2000. Loans made on a non-recourse basis enable the sugar processor to forfeit sugar to Commodity Credit Corporation ("CCC") if sugar prices are below the loan rate.

         If the tariff-rate quota is established below 1.5 million short tons raw value, loans must be made on a recourse basis, meaning that processors will not be able to forfeit sugar to CCC at its full loan value. In order to recover the full value of a recourse loan, the CCC could require that cash or other assets be provided in addition to the sugar used as collateral when the loan is made.

         Another provision of the FAIR Act is a one cent per pound penalty paid by processors if the processor defaults on sugar price support loans. Such support prices for sugar are in effect as long as the "Tariff Rate Quota" for imports of sugar is 1.5 million short tons, raw value or more.

         Under the tariff rate quota implemented October 1, 1990, certain sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. For 2001, unlimited additional quantities may be imported upon payment of a Tier II tariff of 15.36 cents per pound raw sugar (for countries other than Mexico) and 10.89 cents per pound raw sugar for Mexico, prior to shipment (to date, very little sugar has been imported under this higher tariff level). (Note: the Tier II tariff base for countries other than Mexico was established at 18.08 cents for 1994 and declined .48 cents per pound thru 1999 whereas it reached it's lowest level of 15.36 cents per pound raw in 2000. Mexico's Tier II tariff base was established at 16.95 cents per pound raw in 1993 and will continue to decline 1.56 cents per pound until 2008 when the tariff rate will reach zero.) Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the General Agreement on Tariffs and Trade (GATT) the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

         In November 1999, the so-called Millennium Round of the World Trade Organization (WTO) began in Seattle, Washington with the goal of continuing to move toward multilateral free trade in all sectors. Any agreements reached at the Millennium Round could represent a threat to the sugar industry because sugar is one of the most highly protected sectors within world agricultural trade and is thus a target for reform. The trend toward liberalization will most likely focus on the minimum import requirement of 1,257,000 short tons. There will likely be a movement to raise the minimum import requirement, and if successful, such a movement could cause additional supply/demand pressure in the United States.

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

         Using the provisions of existing law, the USDA instituted a Payment In Kind (PIK) program during the late summer and early fall of 2000 with the intention of restoring balance to the sugar market. The United States Department of Agriculture outlined the details of this program in "Notice SU-60". The Sugar PIK program compensated sugarbeet growers with sugar that was forfeited to the government on October 1, 2000 in exchange for destroying beet acres that were to be harvested in the fall of 2000. The grower assigned the PIK sugar to the Company and the Company has scheduled a one time payment for this sugar to the grower on December 15, 2000. Approximately 8,700 acres of the Company's 2000 crop were destroyed and will be compensated by this program.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2000, 1999, and 1998, and the related consolidated statements of operations, changes in members' investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2000, 1999, and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Eide Bailly, LLP

Fargo, North Dakota
September 29, 2000

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2000, 1999, AND 1998

--------------------------------------------------------------------------------

ASSETS                                                                2000            1999             1998
                                                                 -------------    -------------    -------------
CURRENT ASSETS
    Cash                                                         $   2,504,566    $     546,345    $   1,849,003
                                                                 -------------    -------------    -------------

    Current portion of long-term note receivable                         2,551          311,677          288,093
                                                                 -------------    -------------    -------------

    Receivables
       Trade accounts                                               11,115,705       16,236,385       13,586,827
       Growers                                                       3,996,356        4,056,821        3,539,710
       Other                                                           632,549        3,066,400          458,400
                                                                 -------------    -------------    -------------
                                                                    15,744,610       23,359,606       17,584,937
                                                                 -------------    -------------    -------------

    Advances to affiliate                                                   --               --        2,897,718
                                                                 -------------    -------------    -------------

    Inventories
       Refined sugar, pulp and molasses
         to be sold on a pooled basis                               27,737,385       17,218,658       27,803,954
       Nonmember refined sugar                                           2,642            1,389          326,289
       Yeast                                                            87,511           62,965           78,994
       Materials and supplies                                        5,561,471        5,004,645        5,210,663
       Beet                                                                 --          710,000               --
       Other                                                                --               --           71,950
                                                                 -------------    -------------    -------------
                                                                    33,389,009       22,997,657       33,491,850
                                                                 -------------    -------------    -------------

    Deferred charges                                                 1,122,838        1,194,291        1,273,039
                                                                 -------------    -------------    -------------

    Prepaid expenses                                                   251,628          232,021          246,112
                                                                 -------------    -------------    -------------

    Other                                                              543,000          587,550          587,550
                                                                 -------------    -------------    -------------

          Total current assets                                      53,558,202       49,229,147       58,218,302
                                                                 -------------    -------------    -------------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                      20,968,468       20,423,153       20,133,021
    Buildings                                                       35,591,877       35,377,950       34,735,639
    Factory equipment                                              111,922,358      110,134,188      103,921,887
    Other equipment                                                  3,527,618        3,463,000        3,699,820
    Construction in progress                                            21,980          229,981        4,176,148
                                                                 -------------    -------------    -------------
                                                                   172,032,301      169,628,272      166,666,515
       Less accumulated depreciation                                65,281,136       60,441,602       56,097,673
                                                                 -------------    -------------    -------------
                                                                   106,751,165      109,186,670      110,568,842
                                                                 -------------    -------------    -------------
LONG-TERM NOTES RECEIVABLE,
  NET OF CURRENT PORTION                                                28,058        2,915,360        2,944,020
                                                                 -------------    -------------    -------------

OTHER ASSETS
    Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                10,407,956       10,043,102        9,601,940
    Deferred income taxes                                            1,240,000        1,962,000        2,652,000
    Other                                                            1,015,827          960,220          845,140
                                                                 -------------    -------------    -------------
                                                                    12,663,783       12,965,322       13,099,080
                                                                 -------------    -------------    -------------

                                                                 $ 173,001,208    $ 174,296,499    $ 184,830,244
                                                                 =============    =============    =============

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' INVESTMENT                                 2000             1999             1998
                                                                -------------    -------------    -------------
CURRENT LIABILITIES
    Short-term notes payable                                    $  15,458,800    $  17,780,000    $  26,855,000
                                                                -------------    -------------    -------------

    Current portion of long-term debt                               3,012,500        3,012,500        5,612,500
    Current portion of capital lease                                  775,000          730,000               --
                                                                -------------    -------------    -------------
                                                                    3,787,500        3,742,500        5,612,500
                                                                -------------    -------------    -------------

    Accounts payable
       Trade                                                        2,223,574        2,891,768        5,123,520
       Growers                                                     16,927,545        8,340,333        5,970,930
                                                                -------------    -------------    -------------
                                                                   19,151,119       11,232,101       11,094,450
                                                                -------------    -------------    -------------

    Advances to affiliate - Midwest Agri-Commodities Co.
      and  United Sugars Corporation                                  201,242          374,589               --
                                                                -------------    -------------    -------------

    Accrued liabilities                                             2,725,105        2,696,649        3,485,909
                                                                -------------    -------------    -------------

          Total current liabilities                                41,323,766       35,825,839       47,047,859

LONG-TERM DEBT, NET OF CURRENT PORTION                             43,910,416       46,172,917       42,185,417

OBLIGATION UNDER CAPITAL LEASE                                     10,495,000       11,270,000       12,000,000

OTHER                                                                 846,765          686,463          747,766

COMMITMENTS AND CONTINGENCIES (NOTE 12)                                    --               --               --
                                                                -------------    -------------    -------------

          Total liabilities                                        96,575,947       93,955,219      101,981,042
                                                                -------------    -------------    -------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                           1,089,320          946,924          767,481
                                                                -------------    -------------    -------------

MEMBERS' INVESTMENT
    Preferred stock
       Class A - 100,000 shares authorized,  $105 par value;
          72,200 shares issued and outstanding                      7,581,000        7,581,000        7,581,000

       Class B - 100,000 shares authorized  $75 par value;
          72,200 shares issued and outstanding                      5,415,000        5,415,000        5,415,000

       Class C - 100,000 shares authorized,  $76 par value;
         72,200 shares issued and outstanding                       5,487,200        5,487,200        5,487,200
                                                                -------------    -------------    -------------
                                                                   18,483,200       18,483,200       18,483,200

    Common stock, 600 shares authorized, $250 par value;
       484, 473, and 484, shares issued and outstanding
       in 2000, 1999, and 1998, respectively                          121,000          118,250          121,000
    Paid in capital in excess of par                               32,094,407       32,094,407       32,094,407
    Unit retention capital                                          7,148,159        7,560,034        7,584,237
    Qualified allocated patronage                                   3,816,607        3,854,558        3,981,031
    Nonqualified allocated patronage                               12,894,627       16,822,063       20,071,517
    Retained earnings (deficit)                                       777,941          461,844         (253,671)
                                                                -------------    -------------    -------------
                                                                   75,335,941       79,394,356       82,081,721
                                                                -------------    -------------    -------------

                                                                $ 173,001,208    $ 174,296,499    $ 184,830,244
                                                                =============    =============    =============

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
AUGUST 31, 2000, 1999, AND 1998

--------------------------------------------------------------------------------

                                                          2000              1999              1998
                                                      -------------     -------------     -------------
REVENUE
     From sales of sugar, sugar by-products,
       and yeast, net of discounts                    $ 170,151,248     $ 152,741,993     $ 149,573,584
                                                      -------------     -------------     -------------

EXPENSES
     Production costs of sugar,
       by-products, and yeast sold                       44,866,025        50,330,497        41,854,177
     Sales and distribution costs                        26,610,203        27,913,271        24,697,769
     General and administrative                           5,418,727         5,002,270         4,906,549
     Interest                                             5,198,876         5,264,307         5,372,221
                                                      -------------     -------------     -------------
                                                         82,093,831        88,510,345        76,830,716
                                                      -------------     -------------     -------------

OTHER INCOME (EXPENSE)                                   (1,453,810)         (879,326)         (659,048)
                                                      -------------     -------------     -------------

NET PROCEEDS RESULTING FROM
   MEMBER AND NON-MEMBER BUSINESS                     $  86,603,607     $  63,352,322     $  72,083,820
                                                      =============     =============     =============

DISTRIBUTION OF NET PROCEEDS
     Credited to members' investment
         Components of net income
             Income (loss) from
               non-member business                    $     316,097     $     715,515     $     335,688
             Patronage income                                    --                --                --
                                                      -------------     -------------     -------------

                 Net income                                 316,097           715,515           335,688

         Unit retention capital                                  --             4,630           884,562
                                                      -------------     -------------     -------------

                 Net credit to members' investment          316,097           720,145         1,220,250

     Payments to members for sugarbeets,
       net of unit retention capital                     86,287,510        62,632,177        70,863,570
                                                      -------------     -------------     -------------

NET PROCEEDS RESULTING FROM
  MEMBER AND NONMEMBER BUSINESS                       $  86,603,607     $  63,352,322     $  72,083,820
                                                      =============     =============     =============


See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENT
AUGUST 31, 2000, 1999, AND 1998

--------------------------------------------------------------------------------

                                                              Paid in
                                                              Capital      Unit     Qualified  Non-Qualified  Retained
                                      Preferred   Common   in Excess of  Retention  Allocated    Allocated    Earnings
                                        Stock     Stock      Par Value    Capital   Patronage    Patronage    (Deficit)    Total
                                     ----------- --------  -----------  ----------  ----------  -----------  ---------- -----------
BALANCE, AUGUST 31, 1997             $17,143,552 $120,250  $23,753,005  $6,739,547  $4,081,381  $22,497,263  $(688,585) $73,646,413
  Stock
     Sales - common (10 shares)                     2,500                                                                     2,500
     Repurchases - common (7 shares)               (1,750)                                                                   (1,750)
     Sales - preferred (5,233 shares)  1,339,648             8,341,402                                                    9,681,050
  Unit retention capital
     Revolvement                                                           (39,872)                                         (39,872)
     Proceeds                                                              884,562                                          884,562
  Revolvment of prior years'
     allocated patronage                                                              (100,350)  (2,425,746)             (2,526,096)
  Economic development grant received
     by investee                                                                                                99,226       99,226
  Net income for the year ended
     August 31, 1998                                                                                           335,688      335,688
                                     ----------- --------  -----------  ----------  ----------  -----------  ---------  -----------
BALANCE, AUGUST 31, 1998              18,483,200  121,000   32,094,407   7,584,237   3,981,031   20,071,517   (253,671)  82,081,721
  Stock
     Sales - common (3 shares)                        750                                                                       750
     Repurchases - common (14 shares)              (3,500)                                                                   (3,500)
  Unit retention capital
     Revolvement                                                           (28,833)                                         (28,833)
     Proceeds                                                                4,630                                            4,630
  Revolvment of prior years'
     allocated patronage                                                              (126,473)  (3,249,454)             (3,375,926)
  Net income for the year ended
     August 31, 1999                                                                                           715,515      715,515
                                     ----------- --------  -----------  ----------  ----------  -----------  ---------  -----------
BALANCE, AUGUST 31, 1999              18,483,200  118,250   32,094,407   7,560,034   3,854,558   16,822,063    461,844   79,394,356
  Stock
     Sales - common (22 shares)                     5,500                                                                     5,500
     Repurchases - common (11 shares)              (2,750)                                                                   (2,750)
  Revolvement of unit retention
     capita                                                               (411,875)                                        (411,875)
  Revolvment of prior years'
     allocated patronage                                                               (37,951)  (3,927,436)             (3,965,387)
  Net income for the year ended
     August 31, 2000                                                                                           316,097      316,097
                                     ----------- --------  -----------  ----------  ----------  -----------  ---------  -----------

BALANCE, AUGUST 31, 2000             $18,483,200 $121,000  $32,094,407  $7,148,159  $3,816,607  $12,894,627  $ 777,941  $75,335,941
                                     =========== ========  ===========  ==========  ==========  ===========  =========  ===========

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUGUST 31, 2000, 1999, AND 1998

--------------------------------------------------------------------------------

                                                                            2000             1999             1998
                                                                        ------------     ------------     ------------
OPERATING ACTIVITIES
     Income allocated to members' investment                            $    316,097     $    715,515     $    335,688
     Add (deduct) noncash items
        Depreciation and amortization                                      6,731,225        6,591,016        5,980,837
        Equipment disposals - loss                                           528,422          155,761          220,932
        Discount on redemption of estate payout                                   --          (40,820)         (63,610)
        Net (income) loss allocated from
          unconsolidated marketing subsidiaries                             (142,870)        (214,375)         706,587
        Noncash portion of patronage capital credits                        (273,292)        (313,463)        (736,751)
        Deferred income taxes                                                709,000          730,000          728,000
        Decrease (increase) in cash
          surrender of officer life insurance                                 (7,730)         (87,628)          10,709
        Stock cancellation - St. Paul Bank for Cooperatives                   51,138          131,196               --
     Changes in operating assets and liabilities:
        Accounts receivable and advances                                   7,441,649       (2,502,362)      (3,139,522)
        Inventory and prepaid expenses                                   (10,410,959)      10,508,284       (6,988,692)
        Deferred charges and other                                           129,003           38,748           46,115
        Other assets                                                              --               --           28,500
        Accounts payable, accrued liabilities, and other liabilities       8,031,619         (777,654)        (262,355)
                                                                        ------------     ------------     ------------

NET CASH FROM (USED FOR) OPERATING ACTIVITIES                             13,103,302       14,934,218       (3,133,562)
                                                                        ------------     ------------     ------------

INVESTING ACTIVITIES
     Proceeds from disposition of
       property, plant and equipment                                          59,391           12,494           40,676
     Capital expenditures                                                 (4,709,902)      (5,185,083)      (8,293,687)
     Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                             --         (110,716)        (139,941)
     Issuance of note receivable                                             (30,609)        (283,017)        (757,114)
     Proceeds on note receivable                                           3,227,037          288,093          225,000
     Net proceeds from patronage
       refunds and equity revolvements                                           133           66,196           92,503
     Minority interest in equity of subsidiaries                             142,396          179,443          249,754
                                                                        ------------     ------------     ------------

NET CASH USED FOR INVESTING ACTIVITIES                                    (1,311,554)      (5,032,590)      (8,582,809)
                                                                        ------------     ------------     ------------

FINANCING ACTIVITIES
     Sale and repurchase of common stock, net                                  2,750           (2,750)             750
     Net proceeds from issuance of short-term debt                        (2,321,200)      (9,075,000)       6,965,000
     Proceeds from issuance of long-term debt                              1,750,000        2,800,000               --
     Proceeds from sale of stock                                                  --               --        9,681,050
     Payment of financing fees                                              (145,314)        (154,726)        (185,671)
     Payment of long-term debt                                            (4,742,501)      (1,412,500)      (2,512,500)
     Retention of nonqualified unit retains                                       --            4,630          884,562
     Payment of unit retains and allocated patronage                      (4,377,262)      (3,363,940)      (2,502,358)
                                                                        ------------     ------------     ------------

NET CASH FROM FINANCING ACTIVITIES                                        (9,833,527)     (11,204,286)      12,330,833
                                                                        ------------     ------------     ------------

NET CHANGE IN CASH                                                         1,958,221       (1,302,658)         614,462

CASH, BEGINNING OF YEAR                                                      546,345        1,849,003        1,234,541
                                                                        ------------     ------------     ------------

CASH, END OF YEAR                                                       $  2,504,566     $    546,345     $  1,849,003
                                                                        ============     ============     ============

                                                                            2000             1999             1998
                                                                        ------------     ------------     ------------

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION
     Cash payments for
        Interest                                                        $  4,583,074     $  4,971,812     $  4,244,771
                                                                        ============     ============     ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, and 1998

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Minn-Dak Farmers Cooperative (Minn-Dak) is a North Dakota cooperative association owned by its member-growers for the purpose of processing sugarbeets and marketing sugar and co-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

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

INVENTORIES

Inventories of refined sugar, pulp pellets and beet molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase which approximates cost.

In valuing inventories at net realizable value, the cooperative, in effect sells the remaining inventory to the subsequent years sugar and co-product pool.

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

Indirect costs capitalized were $124,490, $168,399, and $588,605 for the years ended August 31, 2000, 1999, and 1998. There were no construction period-interest capitalized for the years ended August 31, 2000 and 1999. Construction-period-interest capitalized for the year ended August 31, 1998 was $199,417.

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

RECLASSIFICATIONS

Certain amounts have been reclassified in the 1999 and 1998 financial statements to conform with the 2000 presentation. The reclassifications have no effect on the results of operations.


NOTE 2 - NOTES RECEIVABLE

The cooperative's notes receivable total $30,609, $3,227,037 and $3,232,113 as of August 31, 2000, 1999 and 1998, respectively. They are due from United Sugars member processors. The notes receivable are unsecured, with a variable interest rate, currently 8.25%. The notes will be received in equal annual installments through August 31, 2012. The notes are subordinated to CoBank in 2000 and 1999, and St. Paul Bank for Cooperatives in 1998. The current portion of the notes are $2,551, $311,677, and $288,093 as of August 31, 2000, 1999 and 1998,
respectively.

During 2000, the cooperative sold certain notes receivable with recourse. The cooperative's contingent liability related to these notes totaled $2,915,360 as of August 31, 2000.


NOTE 3 - INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

                                                                2000           1999           1998
                                                            -----------    -----------    -----------
     United Sugar Corporation                               $   985,876    $ 1,007,957    $   864,903
     Midwest Agri-Commodities                                    47,576         43,225         21,947
     ProGold, LLC                                             3,635,255      3,474,655      3,398,894
     CoBank (St. Paul Bank for
       Cooperatives in 1998)                                  2,851,355      2,902,494      2,956,944
     Dakota Valley Electric (R.S.R. Electric
       Cooperative in 1999 and 1998)                          2,758,642      2,486,798      2,321,556
     Other                                                      129,252        127,973         37,696
                                                            -----------    -----------    -----------

                                                            $10,407,956    $10,043,102    $ 9,601,940
                                                            ===========    ===========    ===========

SHORT-TERM DEBT

Information regarding short-term debt at August 31, 2000, 1999 and 1998, is as follows:

                                                                2000           1999           1998
                                                            -----------    -----------    -----------
     Seasonal loan with CoBank in 2000 and 1999,
       and St. Paul Bank for Cooperatives in
       1998, due May 1, 2001, interest
       variable, currently at 7.53%                         $ 4,980,000    $17,780,000    $26,855,000

     Seasonal loan with Department of Agriculture,
       due September 30, 2000, interest rate                  8,200,800             --             --
       at 7.00%

     Seasonal loans with Department of Agriculture,
       due September 30, 2000, interest rate
       at 7.125%                                              2,278,000             --             --
                                                            -----------    -----------    -----------

                                                            $15,458,800    $17,780,000    $26,855,000
                                                            ===========    ===========    ===========

The cooperative has a $45,000,000 seasonal line of credit with CoBank. The line is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, 2000, 1999 and 1998, are as follows:

                                                                2000           1999          1998
                                                            -----------    -----------    -----------
    Maximum borrowings                                      $42,030,000    $53,817,000    $47,320,000
                                                            ===========    ===========    ===========

    Average borrowing levels                                $23,484,062    $34,660,931    $33,295,462
                                                            ===========    ===========    ===========

    Average interest rates                                         6.84%          6.06%          6.48%
                                                            ===========    ===========    ===========

NOTE 4 - LONG-TERM DEBT

Information regarding long-term debt at August 31, 2000, 1999 and 1998, is as follows:

                                                             2000            1999             1998
                                                          -----------     -----------     -----------
    Term loan with CoBank in 2000 and 1999, and
      St. Paul Bank for Cooperatives in 1998, due
      in varying principal repayments through
      February 29, 2008, interest variable,
      currently at 7.74%, with a first lien on
      substantially all property and equipment
      and current assets of Minn-Dak located in
      Wahpeton, North Dakota                              $46,900,000     $49,150,000     $47,750,000

    Term loan with Dakota Valley Electric Cooperative,
      in 2000, and R.S.R. Electric Cooperative, Inc.
      in 1999 and 1998, due October 12, 2002, interest
      free, unsecured                                          22,916          35,417          47,917
                                                          -----------     -----------     -----------
                                                           46,922,916      49,185,417      47,797,917
        Less current maturities                            (3,012,500)     (3,012,500)     (5,612,500)
                                                          -----------     -----------     -----------

                                                          $43,910,416     $46,172,917     $42,185,417
                                                          ===========     ===========     ===========

Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 2000, 1999 and 1998.

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

Interest expense, net of amount capitalized of $199,417 in 1998, totaled $5,198,896, $5,264,307 and $5,372,221, for 2000, 1999 and 1998, respectively.

Principal amounts due on all the cooperative's long-term debt are as follows:

          Years ending August 31,
       -----------------------------
                 2001                                                     $ 3,012,500
                 2002                                                       4,800,000
                 2003                                                       4,810,416
                 2004                                                       4,800,000
                 2005                                                       4,800,000
                 Thereafter                                                24,700,000
                                                                       --------------

                                                                          $46,922,916
                                                                       ==============

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASE

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

                                                2000
                     ------------------------------------------------------------

                                       FINAL         CURRENT                              1999             1998
       Payee           INTEREST      MATURITY        PORTION            TOTAL             Total            Total
-------------------  ------------  ------------  ---------------   ---------------   ---------------  --------------
Richland County,
  North Dakota          4.55%          1/11           $1,296,538       $14,510,078       $15,763,935     $16,345,935

   Less amount representing interest                     521,538         3,240,078         3,763,935       4,345,935
                                                 ---------------   ---------------   ---------------  --------------

                                                       $ 775,000       $11,270,000       $12,000,000     $12,000,000
                                                 ===============   ===============   ===============  ==============

Minimum future principal payments required on the obligations under capital lease are as follows:

         Years ending August 31,
     ------------------------------
             2001                                                         $   775,000
             2002                                                             815,000
             2003                                                             860,000
             2004                                                             905,000
             2005                                                             960,000
       Thereafter                                                           6,955,000
                                                                       --------------

                                                                          $11,270,000
                                                                       ==============


NOTE 6 - MEMBERS' INVESTMENT AND GROWER PAYMENTS

The ownership of non-dividend bearing common stock is restricted to a "member-producer," as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one unit of preferred stock for each 1.35 planted acres of sugarbeet crops grown under a grower's contract with Minn-Dak. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and non-dividend bearing. All transfers and sales of stock must be approved by the board of directors. The cooperative called for the final installment on 5,233 preferred stock units in January 1998.

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

For the year ended August 31, 2000, Minn-Dak did not deduct unit retention capital from the members. For the year ended August 31, 1999, Minn-Dak had retained $4,630 for frozen beet storage. For the year ended August 31, 1998, Minn-Dak retained $860,729 and $23,833, respectively for facilities expansion and frozen beet storage. For 1999 and 1998, the retainage is based on $.50 per ton of beets delivered up to the maximum obligation required.

During the year ended August 31, 2000, Minn-Dak revolved the remaining 15% of the unit retains and allocated patronage for the fiscal year ended August 31, 1991 and 70% of the unit retains and allocated patronage for the fiscal year ended August 31, 1992, totaling $1,148,214 and $3,229,049, in each respective year.

During the year ended August 31, 1999, Minn-Dak revolved 50% of the unit retains and allocated patronage for the fiscal year ended August 31, 1991, totaling $3,254,163. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $150,596, and the present value of the estimated future redemptions.

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, 2000, 1999 and 1998, are as follows:

                                                          2000            1999            1998
                                                      -----------     -----------     -----------
    Deferred tax assets
        Non-qualified unit retains and
        allocated patronage due to members            $ 8,017,000     $ 9,753,000     $11,060,000
        Other                                           5,708,000       3,408,000       1,898,000
                                                      -----------     -----------     -----------

            Gross deferred tax assets                  13,725,000      13,161,000      12,958,000
                Less valuation allowance                 (563,000)       (419,000)     (1,441,000)
                                                      -----------     -----------     -----------

                    Total deferred tax assets          13,162,000      12,742,000      11,517,000
                                                      -----------     -----------     -----------

    Deferred tax liabilities
        Depreciation                                    9,351,000       8,544,000       7,560,000
        Other                                           2,228,000       1,906,000         935,000
                                                      -----------     -----------     -----------

                    Total deferred tax liabilities     11,579,000      10,450,000       8,495,000
                                                      -----------     -----------     -----------

                                                      $ 1,583,000     $ 2,292,000     $ 3,022,000
                                                      ===========     ===========     ===========

    Classified as follows
        Current asset                                 $   343,000     $   330,000     $   370,000
        Long-term asset                                 1,240,000       1,962,000       2,652,000
                                                      -----------     -----------     -----------

            Net deferred tax asset                    $ 1,583,000     $ 2,292,000     $ 3,022,000
                                                      ===========     ===========     ===========

A provision for income taxes related to non-member income from Minn-Dak Yeast Company, totaling $560,000, $700,000 and $278,000, for the year ended August 31, 2000, 1999 and 1998, respectively, is included in other expense.

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

The following table sets forth the plan's funded status at August 31, 2000, 1999 and 1998:

                                                         2000              1999              1998
                                                     ------------      ------------      ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $ 11,857,238      $ 10,125,507      $  8,638,721
Service cost                                              577,611           581,912           487,480
Interest cost                                             838,130           793,722           698,420
Experience (gain)/loss due to participant changes        (564,471)          566,160           572,797
Benefits paid                                            (260,759)         (210,063)         (271,911)
                                                     ------------      ------------      ------------

     Benefit obligation at end of year                 12,447,749        11,857,238        10,125,507
                                                     ------------      ------------      ------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          9,553,497         8,205,618         6,530,368
Actual return on plan assets                              881,175           698,039         1,283,388
Employer contribution                                     790,029           859,903           663,773
Benefits paid                                            (260,759)         (210,063)         (271,911)
                                                     ------------      ------------      ------------

     Fair value of plan assets at end of year          10,963,942         9,553,497         8,205,618
                                                     ------------      ------------      ------------

Funded status                                          (1,483,807)       (2,303,741)       (1,919,889)
Unrecognized net actuarial loss                           805,973         1,474,612           977,175
Unrecognized prior service cost                           355,070           409,943           464,816
Unrecognized transition asset                             (63,215)          (81,481)          (99,747)
                                                     ------------      ------------      ------------

     Prepaid (accrued) benefit cost                  $   (385,979)     $   (500,667)     $   (577,645)
                                                     ============      ============      ============

                                                         2000              1999              1998
                                                     ------------      ------------      ------------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF AUGUST 31
Discount rate                                                 7.5%              7.5%              7.5%
Expected return on plan assets                                8.0%              8.0%              8.0%
Rate of compensation increase                                 5.0%              5.0%              5.0%

The net periodic pension cost for the years ended August 31, 2000, 1999 and 1998, includes the following components:

                                               2000             1999             1998
                                           ------------     ------------     ------------
COMPONENTS ON NET PERIODIC BENEFIT COST
Service cost                               $    577,611     $    581,912     $    487,480
Interest cost                                   838,130          793,722          698,420
Expected return on plan assets                 (777,007)        (667,728)        (539,474)
Amortization of prior service cost               54,873           54,873           54,873
Amortization of transition amount               (18,266)         (18,266)         (18,266)
Amortization of other                                --           38,412           30,865
                                           ------------     ------------     ------------

     Net periodic benefit cost             $    675,341     $    782,925     $    713,898
                                           ============     ============     ============


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

Minn-Dak's ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. Minn-Dak provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2000, 1999 and 1998, Minn-Dak had advanced $21,501,838, $19,645,387 and $20,263,037, respectively.
Minn-Dak had outstanding advances due from (to) United Sugars of $249,117, $117,870 and $1,970,529, for the years ended August 31, 2000, 1999 and 1998, respectively.

In December, 1997, United States Sugar Corporation (USSC) became an equity member of United Sugars. United Sugars will market all of the sugar refined by USSC under the same terms as other members. USSC began shipping sugar in September, 1998. They are expected to have annual capacity of approximately 10 million hundredweight.

Minn-Dak has a one-third ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp pellets and a portion of the beet molasses produced are sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $1,611,326, $1,543,175, and $1,545,691, respectively, during the years ended August 31, 2000, 1999 and 1998. Minn-Dak had outstanding advances due from (to) Midwest of $(450,359), $(492,459), and $927,189, as of August 31, 2000, 1999 and 1998,
respectively. The owners are guarantors of the short-term line of credit Midwest has with the CoBank.


NOTE 12 - OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31 under these obligations are approximately as follows:

         Years ending August 31,
      -----------------------------

              2001                                          $ 1,105,000
              2002                                            1,036,000
              2003                                              892,000
              2004                                              622,000
              2005                                              179,000
              Thereafter                                        512,000

Operating lease and contract expenses for the years ended August 31, 2000, 1999 and 1998, totaled approximately $1,206,000, $1,417,000 and $1,386,000, respectively.

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

The following methods and assumptions were used by the company to estimate fair value of the financial instruments, and the estimated fair values of the company's financial instruments as of August 31, 2000, 1999 and 1998, are as follows:

    INVESTMENTS - The investment in CoBank, Dakota Valley Electric Cooperative, Inc. and all other cooperatives are stated at cost, plus the cooperative's share of allocated patronage and capital credits. The investment in United Sugars Corporation, Midwest Agri-Commodities and ProGold Limited Liability Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative's share of the undistributed earnings or losses. Minn-Dak Farmers Cooperative believes it is not practicable to estimate the fair value without incurring excessive costs because there is no established market for this stock and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the investment.

    LONG-TERM DEBT - The fair value of obligations under long-term debt are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities.

    OBLIGATIONS UNDER CAPITAL LEASE - The fair value of obligations under capital lease, was based on present value models using current financing rates available to the cooperative. At August 31, 2000, the carrying value of obligations under capital leases was $11,270,000 and the estimated fair value was $9,200,000. At August 31, 1999 and 1998, the carrying value of obligations under capital leases was $12,000,000 and the estimated fair value was $9,800,000.


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

                                                                                   Term Expires
Name and Address               Age    District                 Director Since      in December
----------------               ---    --------                 --------------      -----------
Douglas Etten
     RR #2, Box 65
     Foxhome, MN 56543         49     District #8 - Lyngaas    1997                2000(1)

Michael Hasbargen
     RR #2, Box 71                    District #4 - Factory
     Breckenridge, MN 56520    55     East                     1993                2002

John Hought
     RR #2, Box 9
     Foxhome, MN 56543         59     District #6 - Yaggie     1985                2000(2)

Victor Krabbenhoft
     RR #2, Box 45
     Glyndon, MN 56547         51     District #9 - Peet       1989                2001

Jack Lacey
     RR #1, Box 66
     Wendell, MN 56590         58     District #5 - Hawes      1993                2002

Russell Mauch
     16305 Hwy 13                     District #2 - Factory
     Barney, ND 58008          45     West                     1998                2001

Jerry Meyer
     1433 15th Street North
     Wahpeton, ND 58075        62     District #1 - Tyler      1994                2000(3)

Edward Moen
     17060 County Road 8
     Colfax, ND 58018          74     District #3 - Gorder     1989                2001

Paul Summer
     RR #2, Box 84
     Herman, MN 56248          58     District #7 - Lehman     1993                2002

1) Mr. Etten's term as a director of the Company from District #8-Lyngaas expires on December 5, 2000.

2) Mr. Hought's term as a director of the Company from District #6-Yaggie expires on December 5, 2000.

3) Mr. Meyer's term as director of the Company from District #1-Tyler expires on December 5, 2000.



         DOUGLAS ETTEN has been a director since 1997. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College in Business and Math in 1974. Etten also serves on the board of directors for Midwest Agri-Commodities Company.

         MICHAEL HASBARGEN has been a director since 1992 and is currently serving as board vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also serves on the board of directors of United Sugars Corporation and it one of Minn-Dak's representatives to the American Sugarbeet Growers Association in Washington, DC. Mr. Hasbargen is the brother-in-law of Mr. Steven Caspers, Interim President and Chief Executive Officer.

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

         Mr. Larry Steward retired effective September 30, 2000 and as a result, the Board of Directors has appointed Mr. Steven M Caspers to the position of Interim President and Chief Executive Officer. Mr. Caspers has appointed Mr. Allen E Larson as Interim Chief Financial Officer. A search for a permanent President and Chief Executive Officer is underway with a target date of April, 2001 for the permanent President and Chief Executive Officer to assume the office.

Name                        Age  Position
----                        ---  --------

Larry D. Steward            61   President and Chief Executive Officer - Retired

Steven M. Caspers           50   President and Chief Executive Officer - Interim

Allen E. Larson             45   Chief Financial Officer - Interim

Thomas D. Knudsen           46   Vice President, Agriculture

John E. Groneman            64   Vice President, Engineering

Richard K. Richter          60   Vice President, Operations

Jerald W. Pierson           61   Director of Human Resources

Jeffrey L. Carlson          45   Director of Technical Services

John S. Nyquist             44   Purchasing Manager

Patricia J. Keough-Wilson   60   Director of Communications

Kevin R. Shannon            45   Safety Director



         LARRY D. STEWARD joined the Company in December 1990 as president and chief executive officer. Mr. Steward serves on the boards of United Sugars Corporation, and Midwest Agri-Commodities. He is chairman of the board of Minn-Dak Yeast Company, Inc. Mr. Steward is a trustee of United States Beet Sugar Association and a director on the board of the National Council of Farmer Cooperatives based in Washington, DC. Prior to joining the Company, Mr. Steward was midwest sales manager for Harborlite Corporation. From 1963 to 1988 Mr. Steward was employed by Great Western Sugar Company, Denver, Colorado and from 1984 to 1988 he served as its vice president. Mr. Steward holds a degree in chemistry and math from the University of Nebraska, Kearney, Nebraska. He retired effective September 30, 2000.

         STEVEN M. CASPERS is a graduate of the University of North Dakota with a Bachelor of Science in business administration and a major in accounting. He has been employed with the Company since May 5, 1974. Mr. Caspers is president of Minn-Dak Yeast Company and serves on the boards of directors of Midwest Agri-Commodities, United Sugars Corporation and ProGold, LLC. He also is active in national industry related boards and committees. Mr. Caspers was named interim President and Chief Executive Officer October 1, 2000. Mr. Caspers is the brother-in-law of Mr. Michael Hasbargen, Director and Vice Chairman.

         ALLEN E. LARSON is a graduate of Moorhead State University with a Bachelor of Science in Business administration and a major in accounting. He has been employed with the Company since October 26, 1981. Mr. Larson was appointed to the position of Interim Chief Financial Officer October 1, 2000. Prior to this interim appointment, Mr. Larson was serving the Company as Controller.

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

         RICHARD R. RICHTER has completed both the beet and sugar end coursework of the Beet Sugar Institute of Fort Collins, Colorado. He began his sugar industry experience in 1958 with employment with the Company beginning in August of 1976.

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


ITEM 11.    EXECUTIVE COMPENSATION

         The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2000 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and                                             Other Annual    All Other         Total
Principal Position    Year     Salary       Bonus    Compensation   Compensation   Compensation
------------------    ----     ------       -----    ------------   ------------   ------------
                                                          (1)            (2)
Larry Steward         2000    $219,665    $ 86,100     $ 25,281       $ 37,101       $368,147
President & CEO       1999    $211,178    $ 69,798     $ 20,304       $ 30,944       $332,224
(Retired)             1998    $199,385    $ 58,012     $ 19,709       $ 29,046       $306,152

Steven Caspers        2000    $129,147    $ 30,000     $ 13,165                      $172,312
Interim President     1999    $125,221    $      0     $ 14,679                      $139,900
& CEO                 1998    $120,854    $ 30,000     $ 16,936                      $167,790

Thomas Knudsen        2000     $94,624    $ 14,500     $ 11,380                      $120,504
VP Agriculture        1999     $91,813    $      0     $  6,405                       $98,218
                      1998     $88,779    $ 14,500     $ 15,670                      $118,949

Richard Richter       2000     $94,457    $ 14,500     $  5,196                      $114,153
VP Operations         1999     $91,663    $      0     $  4,796                       $96,459
                      1998     $88,579    $ 14,500     $  4,648                      $107,727

John Groneman         2000     $89,546    $ 13,500     $  3,972                      $107,018
VP Engineering        1999     $86,950    $      0     $  4,329                       $91,279
                      1998     $84,068    $ 13,500     $  5,454                      $103,022

------------------------

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

         The Company has entered into an employment agreement with Mr. Steward, which establishes his salary and benefits as an employee of the Company. The agreement may terminate on sixty days written notice by either party for any reason. Mr. Steward has been employed by the Company for ten years and, therefore, would be affected by the table limits on the qualified benefits table below.

         As of September 30, 2000, the Company has entered into an employment agreement with Mr. Caspers, which establishes his salary and benefits while he temporarily fills the position of President and Chief Executive Officer. The agreement continues until April 30, 2001 unless it is continued by written extension. The contract may also be cancelled with 60 days notice by either party. At the time of the termination of the agreement, Mr. Caspers shall assume his previous duties as Executive Vice President and Chief Financial Officer with the same pay and benefits as he had prior to September 30, 2000.

         On a periodic basis, the Company undertakes a compensation review study to determine that its employees' compensation is commensurate with responsibilities of the various Company positions, and that the compensation is equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company's geographic region. A national compensation consultant called Hay Management consultants performs the compensation review study. This study is made of all management employees, including the president, and non-union employees. As of August 31, 1995 all employees' wages had been adjusted to levels consistent with the Hay Management Consultants findings and recommendations. In June of 1997 the company made a range shift and from time to time individual employees have had a restudy based upon changes in their areas of responsibilities.

2) Beginning in fiscal year 1997, supplemental executive retirement plan obligations are being recorded onto the Company's books on behalf of Mr. Steward. The amount obligated for fiscal year 2000 was $37,101. See the section below on Retirement Plans for further details on the supplemental executive retirement plan.

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

         The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. Effective on April 1, 1995, the Company began providing a matching contribution of 25% of each employee's first 4% of compensation that is set aside under the plan. The match increased over time until it reached 75% of the first 4% in the year 1999. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. Federal law limited employee pre-tax income contributions to $10,000 for each participating employee in calendar year 1999 and $10,500 in 2000. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married).

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

QUALIFIED BENEFITS TABLE

         The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

--------------------------------------------------------------------------------
                                 Years of Service
--------------------------------------------------------------------------------
Pension
Compensation         15           20           25           30           35
--------------- ------------ ------------ ------------ ------------ ------------
     $ 125,000      $27,368      $36,490      $45,613      $54,735      $63,858
--------------- ------------ ------------ ------------ ------------ ------------
     $ 150,000      $33,368      $44,490      $55,613      $66,735      $77,858
--------------- ------------ ------------ ------------ ------------ ------------
     $ 175,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------
     $ 200,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------
     $ 225,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------
     $ 250,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------
     $ 275,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------
     $ 300,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------
     $ 325,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------
     $ 350,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------
     $ 375,000      $35,768      $47,690      $59,613      $71,535      $83,458
--------------- ------------ ------------ ------------ ------------ ------------

         The two executive officers named in the Summary Compensation Table have years of service under the plan as follows: Mr. Steward has served for 10 years; Mr. Caspers has served for 26 years.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information with respect to the ownership of shares of preferred stock as of November 1, 2000, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company's knowledge, as of November 1, 2000, no person owned beneficially more than 5% of the Company's outstanding shares and none of the principal officers listed above owned any such shares.

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


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Each of the Company's directors is also a sugarbeet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets. Such payments for sugarbeets often exceed $60,000. However, such payments are received by the directors, or the entities they represent, on exactly the same basis as payments are received by other members of the Company for the delivery of their sugarbeets. Except for the sugarbeet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.


                                    PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

ITEM 14(a)  FINANCIAL STATEMENT SCHEDULES

         None

ITEM 14(b)  REPORTS ON FORM 8-K

         The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 2000.

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

                                       MINN-DAK FARMERS COOPERATIVE

                                       BY /S/        Steven M. Caspers
                                          --------------------------------------
                                            STEVEN M. CASPERS, INTERIM PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DUTIES INDICATED.

          SIGNATURE                      TITLE                    REPORT DATE
          ---------                      -----                    -----------

/s/ Steven M. Caspers            Interim President and             11-29-00
--------------------------       Chief Executive Officer      ------------------
Steven M. Caspers

/s/ Allen E. Larson         Interim Chief Financial Officer        11-29-00
--------------------------                                    ------------------
Allen E. Larson

/s/ Victor Krabbenhoft                  Director                   11-29-00
--------------------------                                    ------------------
Victor Krabbenhoft

/s/ Douglas Etten                       Director                   11-29-00
--------------------------                                    ------------------
Douglas Etten

/s/ Edward Moen, Jr.                    Director                   11-29-00
--------------------------                                    ------------------
Edward Moen, Jr.

/s/ Mike Hasbargen                      Director                   11-29-00
--------------------------                                    ------------------
Mike Hasbargen

/s/ John Hought                         Director                   11-29-00
--------------------------                                    ------------------
John Hought

/s/ Jack Lacey                          Director                   11-29-00
--------------------------                                    ------------------
Jack Lacey

/s/ Russell Mauch                       Director                   11-29-00
--------------------------                                    ------------------
Russell Mauch

/s/ Jerry Meyer                         Director                   11-29-00
--------------------------                                    ------------------
Jerry Meyer

/s/ Paul Summer                         Director                   11-29-00
--------------------------                                    ------------------
Paul Summer