Form 10-Q
period 2000-11-30
MINN DAK FARMERS COOPERATIVE
filed 2001-01-16
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 2000


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

                                 (701) 642-8411
                       ----------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                       ----------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES _X_            NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
           Class of Common Stock                   January 12, 2001
           ---------------------                   ----------------
              $250 Par Value                              483

================================================================================


                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended November 30, 2000 and November 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 2000. The results of operations for the three months ended November 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2001.

2. In August 2000, the company declared a revolvement of the remaining 15% of the 1990 crop and 70% of the 1991 crop per unit retains and allocated patronage. That amount, $4.4 million, was paid to the stockholders on September 29, 2000.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                              NOVEMBER 30, 2000  AUGUST 31, 2000
ASSETS                                                          (UNAUDITED)         (AUDITED)
------                                                           ---------          ---------
CURRENT ASSETS:
     Cash                                                        $     363          $   2,505
                                                                 ---------          ---------

     Current portion of long-term note receivable                        3                  3
                                                                 ---------          ---------
     Receivables:
         Trade accounts                                             11,639             11,749
         Growers                                                       442              3,996
                                                                 ---------          ---------
                                                                    12,081             15,745
                                                                 ---------          ---------

     Advances to affiliate                                          (1,358)              (201)
                                                                 ---------          ---------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                        32,425             27,737
         Nonmember refined sugar                                       734                  3
         Yeast                                                          92                 88
         Materials and supplies                                      4,682              5,561
         Beet Inventory                                             42,246                -
         Other                                                           0                -
                                                                 ---------          ---------
                                                                    80,179             33,389
                                                                 ---------          ---------
     Deferred charges                                                   52              1,123
                                                                 ---------          ---------
     Prepaid expenses                                                1,092                595
                                                                 ---------          ---------
     Property and equipment available for sale                         200                200
                                                                 ---------          ---------

            Total current assets                                    92,610             53,358
                                                                 ---------          ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                     20,968             20,968
     Buildings                                                      35,592             35,592
     Factory equipment                                             111,922            111,922
     Other equipment                                                 3,520              3,528
     Construction in progress                                          380                 22
                                                                 ---------          ---------
                                                                   172,382            172,032
         Less accumulated depreciation                             (66,932)           (65,281)
                                                                 ---------          ---------
                                                                   105,450            106,751
                                                                 ---------          ---------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                       28                 28
                                                                 ---------          ---------

OTHER ASSETS:
     Investments restricted for capital lease projects                   0                -
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                10,461             10,408
     Deferred income taxes                                             800              1,240
     Other                                                             973              1,016
                                                                 ---------          ---------
                                                                    12,234             12,664
                                                                 ---------          ---------

                                                                 $ 210,323          $ 172,800
                                                                 =========          =========

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                         NOVEMBER 30, 2000    AUGUST 31, 2000
                                                                            (UNAUDITED)         (AUDITED)
                                                                            ------------       ------------
LIABILITIES AND MEMBERS' INVESTMENT
-----------------------------------

CURRENT LIABILITIES:
      Short-term notes payable                                              $     26,910       $     15,459
                                                                            ------------       ------------

      Current portion of long-term debt                                            4,988              3,788
                                                                            ------------       ------------

      Accounts payable:
           Trade                                                                     862              2,224
           Growers                                                                35,305             16,927
                                                                            ------------       ------------
                                                                                  36,167             19,151
                                                                            ------------       ------------


      Accrued liabilities                                                          2,425              2,725
                                                                            ------------       ------------

                Total current liabilities                                         70,490             41,123

LONG-TERM DEBT, NET OF CURRENT PORTION                                            42,707             43,910

OBLIGATION UNDER CAPITAL LEASE                                                    10,495             10,495

OTHER                                                                              1,050                847

COMMITTMENTS AND CONTINGENCIES                                                       -                    0
                                                                            ------------       ------------

                Total liabilities                                                124,742             96,375
                                                                            ------------       ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                          1,141              1,089
                                                                            ------------       ------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding                                  7,581              7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding                                  5,415              5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding                                  5,487              5,487
                                                                            ------------       ------------
                                                                                  18,483             18,483
      Common stock, 600 shares authorized, $250 par value; issued and outstanding, 484 shares at November 30, 2000
        and 484 shares at August 31, 2000                                            121                121
      Paid in capital in excess of par value                                      32,094             32,094
      Unit retention capital                                                       7,148              7,148
      Qualified allocated patronage                                                3,817              3,817
      Nonqualified allocated patronage                                            21,739             12,895
      Retained earnings (deficit)                                                  1,038                778
                                                                            ------------       ------------
                                                                                  84,440             75,336
                                                                            ------------       ------------

                                                                            $    210,323       $    172,800
                                                                            ============       ============

See Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                         NOVEMBER 30,
                                                                 -----------------------------
                                                                     2000             1999
                                                                 -----------       -----------
REVENUE:
      From sales of sugar, by-products, and
        yeast, net of discounts                                  $    59,398       $    65,750
      Other income                                                        72               116
                                                                 -----------       -----------
                                                                      59,470            65,866
                                                                 -----------       -----------

EXPENSES:
      Production costs of sugar, by-products,
        and yeast sold                                                13,121            13,751
      Marketing (includes freight and storage)                         7,978             8,148
      General and administrative                                       1,420             1,326
      Interest                                                         1,118             1,128
      (Gain) loss on disposition of property and equipment                 3                 0
                                                                 -----------       -----------
                                                                      23,640            24,353
                                                                 -----------       -----------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                            $    35,830       $    41,513
                                                                 ===========       ===========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business           $       260       $       204
                Patronage income                                       8,844            10,935
                                                                 -----------       -----------
                      Net income                                       9,103            11,140

           Unit retention capital                                          0                 0
                                                                 -----------       -----------
                Net credit to members' investment                      9,103            11,140

      Payments to members for sugarbeets, net of unit
       retention capital                                              26,726            30,373
                                                                 -----------       -----------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                            $    35,830       $    41,513
                                                                 ===========       ===========

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                       NOVEMBER 30,
                                                                                 ---------------------------
                                                                                    2000            1999
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                    $     9,103     $    10,267
      Add (deduct) noncash items:
           Depreciation and amortization                                               1,656           1,638
           Equipment disposals - loss                                                      3               0
           Discount on estate payout                                                       0               0
           Net income allocated from unconsolidated marketing subsidiaries               (53)            (55)
           Noncash portion of patronage capital credits                                    0               0
           Retention of nonqualified unit retains                                          0               0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                       4,821             202
                Inventory, prepaid expenses, and equipment held for resale           (47,287)        (52,443)
                Deferred charges                                                       1,071             775
                Other assets                                                             483             101
                Accounts payable, advances, and accrued liabilities                   21,297          21,461
                                                                                 -----------     -----------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES             (8,905)        (18,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                           0               0
      Capital expenditures                                                              (358)           (801)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                                      0          (2,910)
      Minority interest in equity of subsidiaries                                         52              37
                                                                                 -----------     -----------
                      NET CASH USED IN INVESTING ACTIVITIES                             (306)         (3,674)
                                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                                   11,451          17,771
      Payment of long-term debt                                                           (3)             (3)
      Payment of unit retains and allocated patronage                                 (4,377)         (2,377)
      Issuance of long-term debt                                                           0           2,993
      Provision for long-term tax                                                          0               0
      Sale and repurchase of common stock, net                                             0              (2)
      Issuance of stock                                                                    0               0
      Issuance of long term tax-exempt bonds                                               0               0
                                                                                 -----------     -----------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                        7,070          18,381
                                                                                 -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                       (2,141)         (3,348)

CASH, BEGINNING OF YEAR                                                                2,505             546
                                                                                 -----------     -----------

CASH, END OF QUARTER                                                             $       363     $    (2,802)
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                              $     1,243     $     1,089
                                                                                 ===========     ===========

           Income taxes, net of refunds                                          $         1     $         0
                                                                                 ===========     ===========

See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended November 30, 2000 (the first quarter of the Company's 2000-2001 fiscal year) and 1999 (the first quarter of the Company's 1999-2000 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

Revenue for the three months ended November 30, 2000 decreased $6.4 million from the 1999 period, a decrease of 10%. Revenue from the sale of finished goods decreased $6.4 million, while Other income remained steady.

Revenue from the sales of sugar increased $10.9 million, or 27%, reflecting a 43.9% increase in volume and a 16.3% decrease in the price for sugar. The increase in volume and revenue is the result of forfeiture of sugar to the USDA from the FY 2000 inventory as of 10-1-00.

Revenue from pulp and molasses sales increased $0.2 million or 8.6%, reflecting a 5.7% decrease in sales volume and a 14.3% increase in the average gross selling price.

Revenues from yeast sales increased $0.1 million or 8.8%, reflecting a 18.3% increase in sales volume and a 9.5% decrease in the average selling price. Selling prices are down due to the competitive nature of the current yeast market.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2000 amounted to $4.7 million or $17.5 million less than the increase in the value of finished goods inventories for November 30, 1999. For November 30, 2000 the increase in the value of sugar inventories was $16.5 million less than the increase of that of the prior year, and for pulp $1.0 million more. The increase in sugar and pulp inventory values is the result of more sugar and pulp on hand versus the prior period.

In the consolidated statements of operations, Expenses section, production costs of sugar, co-products and yeast totaled $13.1 million, $.6 million or 4% less than the prior year. The decrease is mainly attributable to normal operations and expense accrual timings when comparing the three month period ending November 30, 2000 versus the prior period. Marketing costs totaled $8.0 million, $.2 million or 3% more than the prior year.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory decreased $2.0 million or 18% from the fiscal year 2000 period. For fiscal year 2001 the

Company is projecting a payment to growers for sugarbeets totaling $69.0 million, which is $14.9 million or 18% less than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 18.49%, (ii) a total sugarbeet crop to process of 2.1 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be lower than the previous year. In addition to payments for sugarbeets, growers were paid $6.9 million as a result of the 2000 Sugar PIK program destroyed acres in December 2000. Details of the 2000 Sugar PIK program are available in the United States Department of Agriculture "Notice SU-60".


ESTIMATED FISCAL YEAR 2001 INFORMATION

The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugarbeets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop and the sale of finished products. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 2000 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop are beyond the Company's control. The actual results experienced by the Company may differ materially from the forward-looking statements contained herein.

The recently completed harvest of the sugar beet crop grown during 2000 produced a total of 2.1 million tons of sugarbeets exceeding the prior crop tons per acre, but due to the Sugar PIK program, there were less harvested acres. The sugar content and purity from the 2000 crop were above long-term averages. During the month of October, unfavorable weather patterns did cause storage problems at several storage sites with frost damaged beets. During the month of November, these beets were processed in a manner to minimize the losses. The remaining beets as of this report are considered to be in average storage condition.

The Company expects to produce slightly less volume of sugar from the 2000 sugar beet crop because of the sugar PIK program and associated reduction of tons delivered, but considerably more than the five year average production of sugar. Currently, the factory is averaging a sugarbeet slice rate of 9,369 tons per day; within reason for the targeted 9,500 tons per day, and that average is climbing. The targeted rate for the fiscal year 2001 plan is 9,500 tons per day and it is believed that any minor deviation from plan will not have a detrimental impact to the bottom line of the Company.

Based upon marketing information developed by United Sugars Corporation, the Company currently estimates the average net selling price of the Company's sugar will be less than that of the prior year because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

From the revenues generated from the sale of products produced from each ton of sugarbeets, the Company's operating and fixed costs must be deducted. The deduction of those operating costs results in an estimated gross beet payment of $33.44 per ton of sugarbeets.


LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank for calendar years 2000 and 2001 of $45.0 million.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

o Maintain working capital of not less than $9.0 million as of August 31, 2001.
o Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
o Maintain a current ratio of not less than 1.2:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.
o Maintain an available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1..

As of November 30, 2000 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of November 30, 2000 totals $22.1 million compared to $12.2 million at August 31, 2000, an increase of $9.9 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2001 is approximately $11.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the three months ended November 30, 2000 was due to the seasonal needs of the 2000/2001 sugarbeet-processing season. The cash used to provide for operations of $8.9 million and for investing activities of $.3 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $7.1 million was primarily provided through proceeds from the issuance of short term debt of $11.5 million; offset by 15% payment of the 1990 crop and 70% of the 1991 crop unit retains and allocated patronage payments of $1.1 million and $3.3 million, in each respective year.

Capital expenditures for the three months ended November 30, 2000 totaled $.4 million. Capital expenditures for fiscal year 2001 are currently estimated at $3.0 million.

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



                                           MINN-DAK FARMERS COOPERATIVE
                                           ----------------------------
                                                    (Registrant)


Date:    January 14, 2001                  /s/ STEVEN M. CASPERS
       --------------------                -------------------------------------
                                           Steven M. Caspers
                                           President and Chief Executive Officer



Date:    January 14, 2001                  /s/ ALLEN E. LARSON
       --------------------                -------------------------------------
                                           Allen E. Larson
                                           Chief Financial Officer