Form 10-Q
period 2001-02-28
MINN DAK FARMERS COOPERATIVE
filed 2001-04-16
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 2001

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

                  YES  ___X___                       NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
            Class of Common Stock                    April 12, 2001
            ---------------------                    --------------
                $250 Par Value                             499

================================================================================


                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the six month periods ended February 28, 2001 and February 29, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 2000. The results of operations for the six months ended February 28, 2001 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2001.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                    FEBRUARY 28, 2001    AUGUST 31, 2000
ASSETS                                                                 (UNAUDITED)          (AUDITED)
                                                                    -----------------    ---------------
CURRENT ASSETS:
     Cash                                                             $        (69)        $      2,505
                                                                      ------------         ------------

     Current portion of long-term note receivable                                3                    3
                                                                      ------------         ------------
     Receivables:
         Trade accounts                                                     13,552               11,749
         Growers                                                                 3                3,996
                                                                      ------------         ------------
                                                                            13,555               15,745
                                                                      ------------         ------------

     Advances to affiliate                                                   1,110                 (201)
                                                                      ------------         ------------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                                67,360               27,737
         Nonmember refined sugar                                               521                    3
         Yeast                                                                  99                   88
         Materials and supplies                                              4,542                5,561
         Beet Inventory                                                     15,355                   --
         Other                                                                   0                   --
                                                                      ------------         ------------
                                                                            87,878               33,389
                                                                      ------------         ------------
     Deferred charges                                                          283                1,123
                                                                      ------------         ------------
     Prepaid expenses                                                        1,016                  595
                                                                      ------------         ------------
     Property and equipment available for sale                                 200                  200
                                                                      ------------         ------------

            Total current assets                                           103,976               53,358
                                                                      ------------         ------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                             20,968               20,968
     Buildings                                                              35,592               35,592
     Factory equipment                                                     112,069              111,922
     Other equipment                                                         3,540                3,528
     Construction in progress                                                  702                   22
                                                                      ------------         ------------
                                                                           172,871              172,032
         Less accumulated depreciation                                     (68,573)             (65,281)
                                                                      ------------         ------------
                                                                           104,298              106,751
                                                                      ------------         ------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                               28                   28
                                                                      ------------         ------------

OTHER ASSETS:
     Investments restricted for capital lease projects                           0                   --
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                        10,408               10,408
     Deferred income taxes                                                     800                1,240
     Other                                                                   1,067                1,016
                                                                      ------------         ------------
                                                                            12,275               12,664
                                                                      ------------         ------------

See Notes to Consolidated Financial Statements                        $    220,577         $    172,800
                                                                      ============         ============

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     FEBRUARY 28, 2001     AUGUST 31, 2000
                                                                        (UNAUDITED)           (AUDITED)
                                                                     -----------------     ---------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES:
      Short-term notes payable                                         $     40,918         $     15,459
                                                                       ------------         ------------

      Current portion of long-term debt                                       5,228                3,788
                                                                       ------------         ------------

      Accounts payable:
           Trade                                                             (2,784)               2,224
           Growers                                                           20,731               16,927
                                                                       ------------         ------------
                                                                             17,947               19,151
                                                                       ------------         ------------

      Accrued liabilities                                                     3,630                2,725
                                                                       ------------         ------------

                Total current liabilities                                    67,722               41,123

LONG-TERM DEBT, NET OF CURRENT PORTION                                       41,504               43,910

OBLIGATION UNDER CAPITAL LEASE                                                9,680               10,495

OTHER                                                                         1,216                  847

COMMITTMENTS AND CONTINGENCIES                                                   --                    0
                                                                       ------------         ------------

                Total liabilities                                           120,122               96,375
                                                                       ------------         ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                     1,183                1,089
                                                                       ------------         ------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding                             7,581                7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding                             5,415                5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding                             5,487                5,487
                                                                       ------------         ------------
                                                                             18,483               18,483
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 489 shares at February 28, 2001
        and 484 shares at August 31, 2000                                       122                  121
      Paid in capital in excess of par value                                 32,094               32,094
      Unit retention capital                                                  7,148                7,148
      Qualified allocated patronage                                           3,817                3,817
      Nonqualified allocated patronage                                       36,355               12,895
      Retained earnings (deficit)                                             1,254                  778
                                                                       ------------         ------------
                                                                             99,273               75,336
                                                                       ------------         ------------

See Notes to Consolidated Financial Statements                         $    220,577         $    172,800
                                                                       ============         ============

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,    FEBRUARY 29,
                                                              ------------     ------------     ------------    ------------
                                                                  2001             2000             2001            2000
                                                              ------------     ------------     ------------    ------------
REVENUE:
      From sales of sugar, by-products, and
        yeast, net of discounts                               $     72,377     $     66,425     $    131,775    $    132,175
      Other income                                                     (38)              (2)              33             114
                                                              ------------     ------------     ------------    ------------
                                                                    72,338           66,423          131,808         132,289
                                                              ------------     ------------     ------------    ------------

EXPENSES:
      Production costs of sugar, by-products,
        and yeast sold                                              14,813           14,832           27,934          28,583
      Marketing (includes freight and storage)                       5,819            6,072           13,797          14,220
      General and administrative                                     1,464            1,505            2,884           2,831
      Interest                                                       1,585            1,464            2,702           2,592
      (Gain) loss on disposition of property and equipment               0              160                3             160
                                                              ------------     ------------     ------------    ------------
                                                                    23,681           24,033           47,321          48,387
                                                              ------------     ------------     ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     48,657     $     42,390     $     84,487    $     83,902
                                                              ============     ============     ============    ============

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $        217     $        204     $        476    $        408
                Patronage income                                    14,616           10,832           23,460          21,767
                                                              ------------     ------------     ------------    ------------
                      Net income                                    14,833           11,035           23,936          22,174

           Unit retention capital                                        0                0                0               0
                                                              ------------     ------------     ------------    ------------
                Net credit to members' investment                   14,833           11,035           23,936          22,174

      Payments to members for sugarbeets, net of unit
       retention capital                                            33,825           31,355           60,551          61,728
                                                              ------------     ------------     ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     48,657     $     42,390     $     84,487    $     83,902
                                                              ============     ============     ============    ============

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                              FEBRUARY 28,     FEBRUARY 29,
                                                                              -----------------------------
                                                                                 2001              2000
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $     23,936     $     22,174
      Add (deduct) noncash items:
           Depreciation and amortization                                             3,313            3,278
           Equipment disposals - loss                                                    3              160
           Net income allocated from unconsolidated marketing subsidiaries               0              (82)
           Noncash portion of patronage capital credits                                  0                0
           Retention of nonqualified unit retains                                        0                0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                       879            9,594
                Inventory, prepaid expenses, and equipment held for resale         (54,910)         (63,610)
                Deferred charges and other assets                                    1,229              671
                Accounts payable, advances, and accrued liabilities                     67           10,807
                                                                              ------------     ------------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES          (25,484)         (17,008)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from disposition of property, plant and equipment                         0               58
      Capital expenditures                                                            (863)          (1,248)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                                    0               82
      Note receivable from unconsolidated marketing subsidiaries                                        (31)
      Minority interest in equity of subsidiaries                                       94               81
                                                                              ------------     ------------
                      NET CASH USED IN INVESTING ACTIVITIES                           (769)          (1,058)
                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from issuance of short-term debt                                 25,459           19,895
      Payment of long-term debt                                                     (1,781)          (1,736)
      Payment of unit retains and allocated patronage                                    1                0
      Issuance of long-term debt                                                         0                0
      Provision for long-term tax                                                        0                0
      Sale and repurchase of common stock, net                                           1                3
      Issuance of stock                                                                 (1)               0
      Issuance of long term tax-exempt bonds                                             0                0
                                                                              ------------     ------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                     23,680           18,162
                                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                     (2,573)              96

CASH, BEGINNING OF YEAR                                                              2,505              546
                                                                              ------------     ------------

CASH, END OF QUARTER                                                          $        (69)    $        642
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $      1,677     $      2,286
                                                                              ============     ============

           Income taxes, net of refunds                                       $          3     $          6
                                                                              ============     ============

See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 28, 2001 AND
                                FEBRUARY 29, 2000

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended February 28, 2001 (the second quarter of the Company's 2000-2001 fiscal year) and February 29, 2000 (the second quarter of the Company's 1999-2000 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Revenue for the three months ended February 28, 2001 increased $6.0 million from the 2000 period, an increase of 9%. Revenue from the sale of finished goods increased $1.0 million, while finished goods inventory increased $5.0 million. Other income decreased $0.4 million.

Revenue from the sales of sugar increased $0.6 million, or 2%, reflecting a 17% increase in volume and a 15% decrease in the price for sugar.

Revenue from pulp and molasses sales increased $0.4 million or 11%, reflecting a 3% increase in sales volume and a 8% increase in the average gross selling price.

Revenues from yeast sales were within $0.1 million or 1%, reflecting a 13% decrease in sales volume and a 12% increase in the average selling price. Selling prices are up due to the competitive nature of the current yeast market.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 29, 2000 amounted to $34.9 million or $5.0 million more than the increase in the value of finished goods inventories for February 29, 2000. For February 28, 2001 the increase in the value of sugar inventories was $4.8 million more than the increase of that of the prior year, and for pulp $0.2 million more. The increase in sugar and pulp inventory values is the result of a greater volume of sugar and pulp on hand versus the prior period. Higher volumes are a result of the timing of production versus customer shipments.

In the consolidated statements of operations, Expenses section, production costs of sugar, by-products and yeast totaled $23.6 million, $0.4 million or 2% less than the prior year. The decrease is mainly attributable marketing and overhead. Marketing costs totaled $5.8 million, $.3 million or 5% less than the prior year. Interest expense totaled $1.6 million, up 8% from the prior year.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory increased $2.4 million or 8% from the fiscal year 2000 period. For fiscal year 2001 the Company is projecting a payment to growers for sugarbeets totaling $69.0 million, which is $14.9 million or 18% less than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 18.49%, (ii) a total sugarbeet crop to process of 2.1 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be lower than the previous year. In addition to payments for sugarbeets, growers were paid $6.9 million as a result of the Sugar PIK program destroyed acres in December 2000.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Revenue for the six months ended February 28, 2001 decreased $0.4 million from the 2000 period, a decrease of 0.3%. Revenue from the sale of finished goods increased $12.2 million, while the change in the value of finished goods inventory decreased $12.5 million.

Revenue from the sales of sugar increased $11.4 million or 16%, reflecting a 31% increase in volume and a 16% decrease in the price for sugar.

Revenue from pulp and molasses sales increased $0.6 million or 9%, reflecting a 1% decrease in sales volume and an 11% increase in the average gross selling price.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") increased $0.1 million or 4%, reflecting a 1% increase in sales volume and a 3% increase in the average selling price.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 2001 amounted to $39.6 million or $12.5 million less than the increase in the value of finished goods inventories for February 29, 2000.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold decreased $1.1 million or 2%. The decrease in production costs for the six months ended February 28, 2001 is mainly due to minor seasonal differences in Production and Marketing expenses.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) decreased $1.2 million or 2% from the prior period. For fiscal year 2001 the Company is projecting a payment to growers for sugarbeets totaling $69.0 million, which is $14.9 million or 18% less than the prior fiscal year. The payment is based upon
(i) an average delivered sugar content of 18.49%, (ii) a total sugarbeet crop to process of 2.1 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be lower than the previous year. In addition to payments for sugarbeets, growers were paid $6.9 million as a result of the Sugar PIK program destroyed acres in December 2000.


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

The harvest of the sugarbeet crop grown during 2000 produced a total of 2.1 million tons of sugarbeets exceeding the prior crop tons per acre, but due to the Sugar PIK program, there were less harvested acres. The sugar content and purity from the 2000 crop were above long-term averages. During the month of October, unfavorable weather patterns did cause storage problems at several storage sites with frost damaged beets. During the month of November, these beets were processed in a manner to minimize the losses. All of the beets have been processed as of this report, however approximately .6 million cwt of sugar remains to be processed from thick juice.

The Company expects to produce slightly more volume of sugar from the 2000 sugarbeet crop, in spite of the sugar PIK program and associated reduction of tons delivered, and considerably more than the five year average production of sugar. The factory averaged a sugarbeet slice rate of 9,400 tons per day; within reason for the targeted 9,500 tons per day projected for the processing season.

Based upon marketing information developed by United Sugars Corporation, the Company currently estimates the average net selling price of the Company's sugar will be less than that of the prior year because of the volume available for sale (domestic & foreign imports) relative to the estimated domestic consumption.

From the revenues generated from the sale of products produced from each ton of sugarbeets, the Company's operating and fixed costs must be deducted. The deduction of those operating costs results in an estimated gross beet payment of $33.44 per ton of sugar beets as of February 28, 2001. The Company believes there is a strong possibility the sugar production will be at least 150,000 cwt more than projected, causing a positive impact on the grower payment of at least $1.00 per ton.


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

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

* Maintain working capital of not less than $9.0 million as of August 31, 2001.
* Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
* Maintain a current ratio of not less than 1.2:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.
* Maintain an available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of February 28, 2001 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 28, 2001 totals $36.3 million compared to $12.2 million at August 31, 2000, an increase of $24.1 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2001 is approximately $11.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the six months ended February 28, 2001 was due to the seasonal needs of the 2000/2001 sugarbeet-processing season. The cash used to provide for operations of $25.5 million and for investing activities of $.8 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $23.7 million was primarily provided through proceeds from the issuance of short term debt of $25.5 million; offset by $1.8 million of long term debt payments.

Capital expenditures for the six months ended February 28, 2001 totaled $.9 million. Capital expenditures for fiscal year 2001 are currently estimated at $3.0 million.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders was held on December 5, 2000. At the meeting the Cooperative held election of directors. Elected to three year terms by voice vote and unanimous consent were the following directors: Jerry Meyer, district one; Charles Steiner, district six; Doug Etten, district eight. In addition, the following directors (including current expiration of term) continued on following the Cooperative's annual meeting: Russell Mauch, district two (2001); Ed Moen, Jr., district three (2001); Victor Krabbenhoft, district nine (2001); Mike Hasbargen, district four (2002); Jack Lacey, district five
(2002); and Paul Summer, district seven (2002).

ITEM 5.  OTHER INFORMATION

Mr. David H Roche, Savanna, Ga., became the president of Minn-Dak Farmers Cooperative effective March 1, 2001. Mr. Roche earned an MBA from Michigan State University. He began his sugar career as the controller for Michigan Sugar in 1976, becoming president of Michigan Sugar in 1994. Following the buyout of Michigan Sugar in 1985 by Savannah Foods, and Savannah Foods by Imperial Sugar Company in 1997, Mr. Roche held a number of key executive positions in Michigan Sugar, Savannah Foods, and Imperial Sugar Company.

In February 2001, Universal Foods/Sensient Technologies ("Sensient") entered into an agreement with LeSaffre International to sell its Red Star Yeasts and Products division to LeSaffre. Sensient owns 20% of Minn-Dak Yeast Company. As a result of the sale of Red Star Yeast and Products, Minn-Dak Farmers Cooperative and Sensient further entered into an agreement whereby Minn-Dak Yeast Company's yeast will continue to be purchased and sold by Sensient under the name of Dakota Yeast - Minn-Dak Yeast Company's logo. Sensient will continue to perform under the obligations and rights established in the 1994 original agreements, with the exception that Sensient has given up their molasses purchase contract. This contract gave Sensient the first right of refusal on certain levels of Minn-Dak Farmers Cooperative produced beet molasses. This change puts Minn-Dak Yeast in the position of one of four competitors in the fresh baker's yeast market in the U.S.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

================================================================================




                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MINN-DAK FARMERS COOPERATIVE
                                        ----------------------------
                                                 (Registrant)

Date:   April 12, 2001                  /s/ DAVID H. ROCHE
      ------------------                -------------------------------------
                                        David H. Roche
                                        President and Chief Executive Officer

Date:   April 12, 2001                  /s/ STEVEN M. CASPERS
      ------------------                -------------------------------------
                                        Steven M. Caspers
                                        Chief Financial Officer