Form 10-Q
period 2001-05-31
MINN DAK FARMERS COOPERATIVE
filed 2001-07-13
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2001

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
executive offices)

(701) 642-8411
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES    X          NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 12, 2001
$250 Par Value	498

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The condensed consolidated financial statements for the nine month periods ended May 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2000. The results of operations for the nine months ended May 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2001.

2.	In August 2000, the company declared a revolvement of the remaining 15% of the 1990 crop and 70% of the 1991 crop per unit retains and allocated patronage. That amount, $4.4 million, was paid to the stockholders on September 29, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	May 31, 2001 (Unaudited)	August 31, 2000 (Audited)

ASSETS
CURRENT ASSETS:
Cash	$(178)	$2,505

Current portion of long-term note receivable	3	3

Receivables:
Trade accounts	12,844	11,749
Growers	4,010	3,996

	16,854	15,745

Advances to affiliate	888	(201)

Inventories:
Refined sugar, pulp and molasses to be sold
on a pooled basis	56,478	27,737
Nonmember refined sugar	612	3
Yeast	1,006	88
Materials and supplies	4,529	5,561
Beet Inventory	68	--
Other	1,381	--

	63,168	33,389

Deferred charges	556	1,123

Prepaid expenses	923	595

Property and equipment available for sale	200	200

Total current assets	82,414	53,358

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	20,968	20,968
Buildings	35,592	35,592
Factory equipment	112,291	111,922
Other equipment	3,489	3,528
Construction in progress	1,096	22

	173,436	172,032
Less accumulated depreciation	(70,191)	(65,281)

	103,245	106,751

LONG-TERM NOTES RECEIVABLE, NET OF
CURRENT PORTION	28	28

OTHER ASSETS:
Investments restricted for capital lease projects	0	--
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	11,292	10,408
Deferred income taxes	800	1,240
Other	1,027	1,016

	13,119	12,664

	$198,806	$172,800

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’EQUITY
(In Thousands)

		May 31, 2001 (Unaudited)	August 31, 2000 (Audited)

LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable		$21,825	$15,459

Current portion of long-term debt		5,428	3,788

Accounts payable:
Trade		3,321	2,224
Growers		13,835	16,927

		17,156	19,151

Accrued liabilities		1,827	2,725

Total current liabilities		46,236	41,123

LONG-TERM DEBT, NET OF CURRENT PORTION		40,301	43,910

OBLIGATION UNDER CAPITAL LEASE		9,680	10,495

OTHER		1,428	847

COMMITTMENTS AND CONTINGENCIES		--	0

Total liabilities		97,645	96,375

MINORITY INTEREST IN EQUITY OF SUBSIDIARY		1,237	1,089

MEMBERS’ INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding		7,581	7,581
Class B - 100,000 shares authorized, $75 par value;	;
72,200 shares issued and outstanding		5,415	5,415
Class C - 100,000 shares authorized, $76 par value;	;
72,200 shares issued and outstanding		5,487	5,487

		18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 498 shares at May 31, 2001
and 484 shares at August 31, 2000		125	121
Paid in capital in excess of par value		32,094	32,094
Unit retention capital		7,148	7,148
Qualified allocated patronage		3,817	3,817
Nonqualified allocated patronage		36,680	12,895
Retained earnings (deficit)		1,577	778

		99,924	75,336

		$198,806	$172,800

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000

REVENUE:
From sales of sugar, by-products, and
yeast, net of discounts	$35,170	$30,691	$166,945	$162,866
Other income	872	77	905	191

	36,042	30,768	167,850	163,057

EXPENSES:
Production costs of sugar, by-products,
and yeast sold	9,637	9,467	37,571	38,050
Marketing (includes freight and storage)	7,394	6,473	21,191	20,693
General and administrative	1,611	1,528	4,495	4,359
Interest	1,434	1,452	4,136	4,044
(Gain) loss on disposition of property and equipment	32	6	35	166

	20,108	18,926	67,427	67,312

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$15,934	$11,842	$100,423	$95,745

DISTRIBUTION OF NET PROCEEDS:
Credited to members’ investment:
Components of net income:
Income (loss) from non-member business	$323	$241	$799	$649
Patronage income	325	(4,290)	23,785	17,477

Net income	648	(4,049)	24,585	18,126

Unit retention capital	0	0	0	0

Net credit to members’ investment	648	(4,049)	24,585	18,126

Payments to members for sugarbeets, net of unit
retention capital	15,286	15,891	75,838	77,619

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$15,934	$11,842	$100,423	$95,745

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended May 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$24,585	$18,254
Add (deduct) noncash items:
Depreciation and amortization	4,977	4,918
Equipment disposals - loss	35	166
Net income allocated from unconsolidated marketing subsidiaries	(207)	(128)
Noncash portion of patronage capital credits	(778)	(221)
Retention of nonqualified unit retains	0	0
Changes in operating assets and liabilities:
Accounts receivable and advances	(2,198)	7,033
Inventory, prepaid expenses, and equipment held for resale	(30,107)	(43,842)
Deferred charges and other assets	996	277
Accounts payable, advances, and accrued liabilities	(2,314)	13,068

Net cash (used in)/provided by operating activities	(5,013)	(475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	0	61
Capital expenditures	(1,504)	(1,955)
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	0	(128)
Net proceeds from patronage refunds and equity revolvements	101
Note receivable from unconsolidated marketing subsidiaries	0	3,196
Minority interest in equity of subsidiaries	148	130

Net cash used in investing activities	(1,255)	1,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	6,366	3,371
Payment of long-term debt	(2,784)	(2,009)
Payment of unit retains and allocated patronage	1	(2,377)
Issuance of long-term debt	0	0
Provision for long-term tax	0	512
Sale and repurchase of common stock, net	4	3
Issuance of stock	0	(0)
Issuance of long term tax-exempt bonds	0	(730)

Net cash provided by financing activities	3,586	(1,230)

NET INCREASE (DECREASE) IN CASH	(2,682)	(401)

CASH, BEGINNING OF YEAR	2,505	546

CASH, END OF QUARTER	$(178)	$146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$3,251	$3,699

Income taxes, net of refunds	$9	$9

See Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended May 31, 2001 (the third quarter of the Company’s 2000-2001 fiscal year) and May 31, 2000 (the third quarter of the Company’s 1999-2000 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

RESULTS FROM OPERATIONS

Comparison of the three months ended May 31, 2001 and May 31, 2000

Revenue for the three months ended May 31, 2001 increased $4.5 million from the 2000 period, an increase of 15%. Revenue from the sale of finished goods increased $6.7 million, while finished goods inventory decreased $2.2 million. Other income increased $0.8 million.

Revenue from the sales of sugar increased $6.0 million, or 17%, reflecting a 22% increase in volume and a 5% decrease in the price for sugar.

Revenue from pulp and molasses sales increased $0.7 million or 29%, reflecting a 3% increase in sales volume and a 26% increase in the average gross selling price.

Revenues from yeast sales were within $0.1 million or 3%, reflecting a 9% decrease in sales volume and a 13% increase in the average selling price. Selling prices have increased after a period of severe price pressure on the yeast market.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The decrease in the value of finished goods inventories for the three months ended May 31, 2001 amounted to $10.9 million or $2.2 million more than the decrease in the value of finished goods inventories for May 31, 2000. For May 31, 2001 the decrease in the value of sugar inventories was $2.1 million more than the decrease of that of the prior year, and for pulp $0.1 million more. The decrease in sugar inventory values is primarily the result of a lower volume of sugar and on hand versus the prior period.

In the consolidated statements of operations, Expenses section, production costs of sugar, by-products and yeast totaled $9.6 million, $0.2 million or 2% more than the prior year. Marketing costs totaled $7.4 million, $.9 million or 14% more than the prior year. General and administrative costs totaled $1.6 million, $.1 million or 5% more than the prior year. Interest expense totaled $1.4 million slightly under the prior year.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory decreased $0.6 million or 4% from the fiscal year 2000 period. For fiscal year 2001 the Company is projecting a payment to growers for sugarbeets net of unit retention capital totaling $75.8 million, which is $6.8 million or 10% more than the February 28, 2001 estimate. $4.8 million of the $6.8 million projected increase was due to higher than anticipated sugar production from the 2000 sugarbeet crop. The payment is based upon (i) an average delivered sugar content of 18.49%, (ii) a total sugarbeet crop to process of 2.1 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year. In addition to payments for sugarbeets, growers were paid $6.9 million as a result of the Sugar PIK program destroyed acres in December 2000.

Comparison of the nine months ended May 31, 2001 and May 31, 2000

Revenue for the nine months ended May 31, 2001 increased $4.1 million from the 2000 period, an increase of 2.5%. Revenue from the sale of finished goods increased $18.9 million, while the change in the value of finished goods inventory decreased $14.8 million.

Revenue from the sales of sugar increased $17.4 million or 16%, reflecting a 28% increase in volume and a 12% decrease in the price for sugar.

Revenue from pulp and molasses sales increased $1.2 million or 15%, reflecting a less than 1% decrease in sales volume and a 15% increase in the average gross selling price.

Revenues from yeast sales from the Company’s subsidiary yeast production facility, Minn-Dak Yeast Company (“MDYC”) increased $0.3 million or 4%, reflecting a 2% decrease in sales volume and a 6% increase in the average selling price.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2001 amounted to $28.7 million or $14.7 million less than the increase in the value of finished goods inventories for May 31, 2000.

In the consolidated statements of operations, Expenses section, production costs of sugar, by-products and yeast totaled $37.6 million, $0.4 million or 1% less than the prior year. Marketing costs totaled $21.2 million, $.5 million or 2% more than the prior year. General and administrative costs totaled $4.5 million, $.1 million or 3% more than the prior year. Interest expense totaled $4.1 million slightly over the prior year.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) decreased $1.8 million or 2% from the prior period. For fiscal year 2001 the Company is projecting a payment to growers for sugarbeets net of unit retention capital totaling $75.8 million, which is $6.8 million or 10% more than the February 28, 2001 estimate. $4.8 million of the $6.8 million projected increase was due to higher than anticipated sugar production from the 2000 sugarbeet crop. The payment is based upon (i) an average delivered sugar content of 18.49%, (ii) a total sugarbeet crop to process of 2.1 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year. In addition to payments for sugarbeets, growers were paid $6.9 million as a result of the Sugar PIK program destroyed acres in December 2000.

ESTIMATED FISCAL YEAR 2001 INFORMATION

The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members’ sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugarbeets are based upon the Company’s then-current estimates of the financial results to be obtained from processing the crop and the sale of finished products. This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2000 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugarbeet crop are beyond the Company’s control. The actual results experienced by the Company may differ materially from the forward-looking statements contained herein.

The harvest of the sugarbeet crop grown during 2000 produced a total of 2.1 million tons of sugarbeets exceeding the prior crop tons per acre, but due to the Sugar PIK program, there were less harvested acres. The sugar content and purity from the 2000 crop were above long-term averages. During the month of October, unfavorable weather patterns did cause storage problems at several storage sites with frost damaged beets. During the month of November, these beets were processed in a manner to minimize the losses. All of the beets and thick juice from the 2000 crop have been processed as of this report.

The Company records indicate 5,865,000 cwt of sugar have been produced from the 2000 crop, however, minor inventory adjustments are customary between the end of production and the end of the fiscal year. This record production was in spite of the sugar PIK program and associated reduction of tons delivered. The factory averaged a sugarbeet slice rate of 9,400 tons per day; within reason for the targeted 9,500 tons per day projected for the processing season.

Based upon marketing information developed by United Sugars Corporation, the Company currently estimates the average net selling price of the Company’s sugar will be less than that of the prior year because of the volume available for sale (domestic & foreign imports) relative to the estimated domestic consumption.

From the revenues generated from the sale of products produced from each ton of sugarbeets, the Company’s operating and fixed costs must be deducted. The deduction of those operating costs results in an estimated gross beet payment of $36.75 per ton of sugarbeets as of May 31, 2001, an increase of $3.31 per delivered ton from the February 2001 estimate.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank for calendar years 2000 and 2001 of $45.0 million.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

•	Maintain working capital of not less than $9.0 million as of August 31, 2001.
•	Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
•	Maintain a current ratio of not less than 1.2:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.
•	Maintain an available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of May 31, 2001 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2001 totals $36.2 million compared to $12.2 million at August 31, 2000, an increase of $24.0 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2001 was approximately $11.0 million dollars and, in the Company’s opinion, will be reduced to $10.8 million. The reduction is primarily due to higher than anticipated non-cash earnings from other cooperatives.

The primary factor for the changes in the Company’s financial condition for the nine months ended May 31, 2001 was due to the seasonal needs of the 2000/2001 sugarbeet-processing season. The cash used to provide for operations of $5.0 million and for investing activities of $1.3 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $3.6 million was primarily provided through proceeds from the issuance of short-term debt of $6.4 million; offset by $2.8 million of long term debt payments.

Capital expenditures for the nine months ended May 31, 2001 totaled $1.5 million. Capital expenditures for fiscal year 2001 are currently estimated at $3.1 million.

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date: July 13, 2001	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date: July 13, 2001	/s/ STEVEN M. CASPERS
Steven M. Caspers
Chief Financial Officer