Form 10-K405
period 2001-08-31
MINN DAK FARMERS COOPERATIVE
filed 2001-11-29
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 2001
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            -------------------------
                                 Commission File
                                  No. 33-94644
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 26, 2001, 497 shares of the Registrant's Common Stock and 72,200 "units" of the Registrant's Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 6% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company's available stock was traded at arm's length during the fiscal year ended August 31, 2001. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company's fiscal year and range in price from $1,450 to $1,600 per unit.



                       DOCUMENTS INCORPORATED BY REFERENCE

         None



ITEM 1.     BUSINESS

         Minn-Dak Farmers Cooperative ("Minn-Dak" or the "Company") is a North Dakota agricultural cooperative that was formed in 1972 and has 497 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company's offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company's facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation. The Company's beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative.

         Minn-Dak's corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075 (telephone number (701) 642-8411). Its fiscal year ends August 31.


PRODUCTS AND PRODUCTION

         Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this annual report are forward-looking statements. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "may", "predict", and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

         The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also markets certain co-products of the sugar it produces, such as beet molasses and beet pulp pellets. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company's sugar production location. Minn-Dak Yeast Company, Inc. produces fresh baker's yeast and provided revenues totaling approximately 3% of the Company's gross revenues for the fiscal year ended August 31, 2001.

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

         In addition, unprotected and ventilated beets will, in long campaigns, have extra steps taken to extend their life. Beets can be sprayed with lime to create a reflectant and reduce the harmful impact from the sun's rays in the spring. Straw can also be applied to the sides of some later processed piles to further insulate the beets from sun, wind, and temperature.

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


RECENT CROPS

         The Company's members harvested 1.7 million tons of sugarbeets from the 2001 crop. In the late summer of 2001, the USDA instituted a government cost savings program called Payment In Kind (PIK) that compensated growers for destroying sugarbeet acres. Of the 106,000 planted acres, 9% were converted to the PIK program and 4% were lost due to adverse growing conditions making the 2001 crop harvested acres 3% below the 2000 crop harvested acres. Sugar content of the 2001 crop at harvest was 2% below the average of the five most recent years. The Company's projected production of sugar from the 2001 crop sugarbeets is expected to be well below the five-year average of sugar produced. This forward-looking material is based on the Company's expectations regarding the processing of the 2001 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugarbeets.

         For a discussion of the 2000, 1999 and 1998 crops and results of operations for fiscal years 2001, 2000 and 1999, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


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

         At August 31, 2001 the Company had an ownership interest in United Sugars Corporation (year to date contributed capital) totaling $1.2 million, which represented approximately 13% of the total.

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

         United Sugars Corporation sells industrial bulk sugar, industrial bagged sugar, and retail bagged sugar and specialty sugars. It is able to distribute both cane sugar and beet sugar, and distribute sugar to customers over a large geographical area. United Sugars Corporation markets the Company's sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars Corporation includes most of the large industrial sugar users. The customer base also includes retail grocery and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2001, 95% of the Company's sugar was shipped in bulk form, mostly to industrial users, and 5% in bagged powdered sugar.

         The prices at which United Sugars Corporation sells the Company's sugar fluctuate periodically based on changes in domestic sugar supply and demand. Bulk sugar, the largest portion of the Company's sales, is contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold on a spot basis. Current net selling prices for sugar are forecast to be higher than the prior two years because (1) the domestic market supply for sugar is down due to reduced production from beet processors and (2) government ownership of sugar (Commodity Credit Corporation) has been reduced, thereby not being as great a negative influence on sugar pricing as in the previous year.

         The Company markets its co-products, dried beet pulp and beet molasses, through Midwest Agri-Commodities Company, a cooperative whose members are the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative. Midwest Agri-Commodities Company markets beet pulp, beet molasses and other liquid livestock feed for its member owners as well as non-members. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.

         A "Uniform Member Marketing Agreement" evidences the sales and marketing arrangement with Midwest Agri-Commodities Company. Under that agreement, the beet pulp and beet molasses produced by the Company is pooled with beet pulp and beet molasses produced by the other producing member owners and is then sold through the efforts of Midwest Agri-Commodities Company. The Company receives payment for its beet pulp and beet molasses by receiving its pro rata share of the net proceeds from the sale of the pooled beet pulp and beet molasses. The net proceeds of such sales represent the gross proceeds of the sale of the beet pulp and beet molasses, adjusted for the various costs and expenses of marketing the pooled beet pulp and beet molasses, including the Company's pro rata share of the marketing and sales expenses incurred by Midwest Agri-Commodities Company. Any net proceeds from the operation of Midwest Agri-Commodities Company are distributed to the various members on a patronage basis.

         For the year ended August 31, 2001, approximately 70% of the Company's beet pulp production was exported to Japan and Europe, and the remaining 30% was sold domestically. The market for beet pulp is affected by the availability and quality of competitive feedstuffs. Dried beet pulp prices increased in FY 2000 and again in FY 2001 due to improvement in the Asian economy, reduced availability of dried beet pulp, and overall improvements in competitive feedstuffs prices. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. Beet molasses prices increased as well in FY 2000 and again in FY 2001 due to shrinking supplies of domestically produced molasses and improvement in worldwide prices for beet molasses and competitive commodities.

         Co-product sales accounted for approximately 8% of the Company's total consolidated net sales revenues during FY 2001. This relationship is primarily a function of the average market prices for sugar, beet pulp, beet molasses and fresh yeast and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices of these products fluctuate independently of each other.

         The Company is an eighty percent (80%) equity owner of Minn-Dak Yeast Company, Inc. Minn-Dak Yeast Company, Inc. manufactures fresh baker's yeast in a plant located adjacent to the Company's sugar plant in Wahpeton, North Dakota. The Company started the yeast business in 1989 in order to add value to its co-product beet molasses. Beet molasses is the main ingredient (growth medium) in the fermentation process used to grow baker's yeast to commercial volumes. A portion of the Company's beet molasses production is used in the Minn-Dak Yeast Company, Inc.'s process and is sold through a supply agreement between the two companies. Sensient Technologies Corporation, Milwaukee, Wisconsin, holds the remaining twenty percent (20%) equity stake. Minn-Dak Yeast Company, Inc. also has a long-term marketing agreement whereby Sensient Technologies Corporation will buy all production of yeast produced by Minn-Dak Yeast Company, Inc. in return for certain guaranteed sales volumes.


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

         Because of unexpected market conditions that were expected to generate significant losses for several years, ProGold signed a 10 year lease agreement with Cargill, Inc. ("Cargill") on November 1, 1997, to lease ProGold's corn wet-milling plant. Under the lease arrangement, which expires on October 31, 2007, the Company and the other ProGold members would retain ownership of the plant, while Cargill will operate the plant and sell the finished products. ProGold will receive rental payments in a base amount fixed for each year during the term of the lease. ProGold would also receive supplemental rent equal to fifty percent (50%) of the amount by which earnings before taxes from operations of the facility exceed a specified base.

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

GROWERS' AGREEMENTS

         The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 2001 through 2003 (the "Growers' Agreements"). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless the Company prior to the automatic renewal has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the two year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugarbeets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage, which may be planted for each Unit of Preferred Stock held by the members. For the 2001 crop year the Company's Board of Directors authorized members to plant 1.45 acres per unit.

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

         During the fiscal year ended on August 31, 2001, the Company contributed approximately $83,000 to the North Dakota/Minnesota Research and Education Board to fund that entity's research and development activities. $16,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $87,000 to the Sugar Association for their research activities and membership dues.

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

         The Company has approved a budget of $1.6 million to be spent on environmental capital projects during the fiscal year ended on August 31, 2002.

         The Company cannot accurately predict the extent to which future changes in environmental laws or regulations will affect the cost of operating its facilities and conducting its business. However, any changes could have adverse financial consequences for the Company and its members.


EMPLOYEES

         As of November 16, 2001, the Company had 243 full-time employees, of whom 209 were hourly and 34 were salaried. It also employs approximately 320 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In August 2000 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL-CIO) union for its factory employee group. The written contract is in effect from June 1, 2000 through May 31st of the year 2005. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health and dental insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are provided some of the above employee benefits. The Company considers its employee relations to be excellent.


ITEM 2.     PROPERTIES

         The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley. The Company owns the factory, receiving sites, and the land on which they are located.

         Minn-Dak Yeast Company, Inc. of which the Company is an 80% owner, operates a single yeast processing factory at Wahpeton, North Dakota which is located in the Red River Valley. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 2001, fresh yeast was produced and sold into the domestic yeast marketplace.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended August 31, 2001.

         At the Annual Meeting of Shareholders which is to be held on December 4th, 2001, the following seats on the board of directors will be up for election: District #9, District #2, and District #3. A brief biography of each of the candidates for the open seats follows.


DISTRICT #9

         VICTOR KRABBENHOFT (incumbent) has been a director since 1989, currently serves as board chairman, and is a former vice chairman. Mr. Krabbenhoft has been farming near Glyndon, MN since 1971. He also serves on the board of directors for Midwest Agri-Commodities Company, United Sugars Corporation, and Minn-Dak Yeast Company; and is one of Minn-Dak's representatives to the American Sugarbeet Growers Association in Washington, DC. Mr. Krabbenhoft is running unopposed.


DISTRICT #2

         RUSSELL MAUCH (incumbent) has been a director since 1998. Mr. Mauch graduated from North Dakota State University in 1977 with a B.S. in agriculture. From 1979 to 1981 Mr. Mauch was a commercial and ag loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for Minn-Dak Yeast Company and on the board of directors for Midwest Agri-Commodities Company. Mr. Mauch is running unopposed.


DISTRICT #3

         EDWARD MOEN, JR. (incumbent) has been a director since 1989 and is currently serving as board treasurer. Mr. Moen has been farming near Galchutt, ND since 1945. Mr. Moen is running unopposed.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. Although transfers of the Company's shares may occur only with the consent of the Company's Board of Directors, the Company does not verify information regarding the transfer price in connection with such transfers. A number of stock transfers, representing approximately 6% of available stock in the fiscal year ended August 31, 2001 and approximately 4% of available stock in the fiscal year ended August 31, 2000, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company's available stock was traded at arm's length during the fiscal year ended August 31, 2001 and less than 2% was traded during the fiscal year ended August 31, 2000. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of each of the Company's last two fiscal years and they ranged in price from $1,450 to $1,600 per unit during the fiscal year ended August 31, 2001, and from $2,200 to $1,600 per unit in the fiscal year ended August 31, 2000 with the prices early in fiscal year 2000 ranging from $2,200 to $1,800 per unit while prices in the third and final quarter of fiscal year 2000 ranged from $1,800 to $1,600 per unit.

ITEM 6.     SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for each of the last five completed fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Report.

                                           Fiscal Year Ended August 31,
FINANCIAL DATA
(Numbers in Thousands)                          2001          2000          1999          1998          1997
Revenues                                    $  177,899    $  170,151    $  152,742    $  149,574    $  139,730
Net Proceeds(1)                                 94,620        86,604        63,352        72,084        74,239
Total Assets                                   161,737       173,001       174,296       184,830       171,896
Long-term Debt, including current
maturities, Net of bond investments,
1998 & 1997                                     53,205        58,193        61,185        59,798        58,252
Members' Investment(2)                          76,203        75,336        79,394        82,082        73,646
Property and Equipment Additions, net
of Retirements                                     914         2,404         2,962        10,893        24,547
Working Capital                                 11,974        12,234        13,403        11,170        10,163

Ratio of Long-Term Debt to Equity(3)               .63           .71           .71           .65           .75
Ratio of Net Proceeds to Fixed Chgs(4)           20.25         17.68         13.05         13.92         14.92
Dividends Paid on Common Stock                       0             0             0             0             0

PRODUCTION DATA(5)
Acres harvested                                 94,856       102,086        97,336        91,374        82,575
PIK Acres                                        8,620             0             0             0             0
Tons purchased (members)                     2,062,162     2,201,776     1,772,648     1,721,240     1,506,646
Tons purchased (non-member)                                                198,770        44,065
Tons purchased per acre harvested                21.74         21.57         18.21         18.84         18.25
Net beet payment paid to members per
ton of sugarbeets delivered, plus
allocated patronage and unit retains(6)     $    42.34    $    39.19    $    35.34    $    41.68    $    49.97

Sugar hundredweight
         Produced, including PIK sugar       6,310,374     5,739,893     4,750,921     4,788,131     4,136,172
         Sold, including purchased sugar     6,757,402     5,220,321     5,324,764     4,672,631     3,794,313

Beet pulp pellet tons
         Produced                               97,731        97,541       100,215        89,263        77,042
         Sold                                   89,282        96,452       127,160       105,270        82,705

Beet molasses tons
         Produced                               92,333        87,417       103,127        78,077        64,377
         Sold                                   73,782        75,029        80,325        51,939        45,182
           Used for Yeast Production            17,123        17,745        17,652        18,651        17,282

Yeast pounds (in thousands)
         Produced                               25,582        26,062        26,198        27,191        23,127
         Sold                                   25,421        26,034        26,240        27,227        23,193

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

(5) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2001, relates to the 2000 crop).

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


LIQUIDITY AND CAPITAL RESOURCES

         Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The majority of such financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank in 2001 of $45,000,000. Additional short-term financing requirements are provided through the Department of Agriculture's CCC sugar loan program.

         The loan agreement between the Bank and the Company obligate the Company to the following significant loan conditions: invest in Class C or other stock of the bank, as may be designated, in such amounts as may be prescribed by the board of directors of the bank; maintain working capital of not less than $9.0 million; maintain a current ratio of not less than 1.2:1.0; maintain long-term debt to equity ratio of no greater than 0.8:1; and maintain an available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.0. As of August 31, 2001, the Company was in compliance with all loan covenants in its loan agreement. The loan agreement is secured with a first lien on substantially all property and equipment and current assets of the Company. Sources for future Long-Term Debt payments are primarily plant depreciation resulting from normal operations.

         During fiscal year 2000, the Company sold certain notes receivable with recourse. The Company's contingent liability related to these notes totaled $2.6 million as of August 31, 2001.

         Working capital decreased $0.3 million for fiscal year 2001. As of August 31, 2001, the Company achieved its targeted working capital position.

         The company has protected itself from interest rate fluctuations through the use of tax exempt financing and a term debt portfolio that fixes rates into the future for set amounts of debt. The current term debt portfolio is expected to provide the company stable term debt interest rates over the next four years at approximately 150 basis points over current market rates for similar maturities. An increase or decrease in the interest rate market of 100 basis points is expected to have little or no impact on the profitability of the company.

         Capital expenditures for fiscal year 1999 were $5.2 million, fiscal year 2000 was $4.7 million and fiscal year 2001 was $3.1 million. Capital expenditures for fiscal year 2002 are currently estimated at $3.1 million.


COMPARISON OF THE YEARS ENDED AUGUST 31, 2001 AND 2000

         Revenue for the year ended August 31, 2001 increased 5% or $7.75 million from 2000. Revenue from total sugar sales increased $25.46 million or 18% reflecting a 29% increase in cwt. sold, partially offset by an 11% decrease in the average selling price per cwt. Revenue from co-products increased $1.61 million or 13% reflecting an increase of 18% in the average selling price per ton, partially offset by a 5% decrease in volume.

         Revenues from yeast sales increased $0.28 million or 5% reflecting a price increase of 7%, partially offset by a decrease in volume of 2%.

         The value of finished product inventories in fiscal year 2001 decreased $19.60 million more than they decreased in fiscal year 2000 primarily due to the change in the value of ending sugar inventory. The change in the value of ending sugar inventory vs. the prior year was the result of less sugar on hand than in the prior year, and at a lower price. The ending sugar inventory was higher in fiscal year 2000 as a result of market conditions and anticipated Commodity Credit Corporation sugar loan forfeitures.

         Cost of product produced, exclusive of grower payments for sugarbeets, decreased $0.4 million. The decrease is primarily due to a 3% decrease in processing and maintenance costs, partially offset by a 7% increase in beet costs - those costs incurred by the cooperative in the growing and delivering of sugarbeets. Sales and Distribution costs increased $1.49 million or 6%. Increases are the result of a 29% increase in the volume of sugar sold for the year. However, unit sales and distribution costs of sugar and co-products decreased for the year. General and Administrative expenses increased less than 1%. Interest expense decreased $0.3 million or 5% due to reduced rates of interest and lower levels of debt. Overall, the cost per cwt of sugar produced decreased 3%, primarily due to the quality of the crop.

         Other business expense decreased $1.15 million in fiscal year 2001. This decrease was primarily due to higher patronage dividends from other cooperatives, and lower write-downs and losses on disposal of equipment.

         Net payments to members for sugarbeets, which include payments for payment-in-kind certificates from the Commodity Credit Corporation, increased by $3.3 million in fiscal year 2001. This increase was primarily due to a higher per ton beet payment coupled with the payment-in-kind certificates; and partially offset by decreased tons harvested.


COMPARISON OF THE YEARS ENDED AUGUST 31, 2000 AND 1999

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

         Net payments to members for sugarbeets increased by $23.7 million in fiscal year 2000. This increase for 2000, vs. 1999 was primarily due to 24.2% higher volume of sugarbeets delivered, higher quality sugarbeets delivered, better storage conditions and higher selling prices for co-products. This was partially offset by lower selling prices for sugar.


ESTIMATED FISCAL YEAR 2002 INFORMATION

         The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugarbeets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 2001 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2001 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

         The recently completed harvest of the sugarbeet crop grown during 2001 was less that of the prior year in total tons delivered due to lower yields and the PIK program, which resulted in less harvested acres (see section entitled "Recent Crops"). The sugar content of the 2001 crop was less than that of the prior year and the five year average for sugar. The Company expects to produce less hundredweight of sugar from the 2001sugarbeet crop than the prior year, and also less than the five year average production of sugar, due to the lower tons of beets delivered and the lower sugar content of those beets.

         From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company's operating and fixed costs. Revenues for the crop year 2001 are expected to be significantly below the 2000 crop year due to reduced production of sugar and co-products. The deduction of those operating costs results in a 2001 crop gross payment to growers estimated to be less than that of the prior crop year.


OTHER INFORMATION

The Company is not aware of any impact resulting from new FASB, GAAP, or SEC rules.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND COMPETITION

         Current US Government statistics estimate total US sugar consumption at
189.3 million cwt for the year beginning 1 October 2000 and ending 30 September 2001. For the same period ending in 2000, total consumption was 188.3 million cwt. Comparing the two years shows demand growth of 1.0% for US sugar sellers.

         The US government forecasts growth between 2001 and 2002 to be slightly less than 2%, at 192.9 million cwt., which approximates trend line and includes consumption increases due to population growth. The Company believes that domestic consumption growth will trend to growth rates of 1 to 2% per year due to population growth. Given the size of the domestic market, the Company's sugar production and sales represent between 2 and 3% of the total domestic market for refined sugar in 2000. United Sugars, which sells the Company's production through a sugar marketing pool, represents approximately 25% share of the US sugar market.

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

         Under the tariff rate quota implemented October 1, 1990, certain sugar producing countries are assigned a fixed quantity of imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 14.45 cents per pound prior to shipment (to date, very little sugar has been imported under this higher tariff level). (Note: the tariff schedule was established at 17 cents on July 1, 1995, 16 cents July 1, 1996 and was reduced by .31 cents each year for years 1997 through 2001, until it reached 14.45 cents per pound of sugar). Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the General Agreement on Tariffs and Trade (GATT) the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

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

         The Company believes the North American Free Trade Agreement ("NAFTA") represents the most serious public policy challenge to itself and the domestic sugar industry. Under the terms of the original NAFTA text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row. Concerned that Mexico's productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be changed to delay Mexico's access to the U.S. market. To embody these changes, a side agreement on sugar was reached prior to passage of NAFTA to give Mexico incrementally larger but capped volumes of duty-free access, and an ability to send additional quantities if it were to pay a gradually descending second tier tariff. The side agreement establishes a common market between the United States and Mexico in sugar by 2008. The side agreement has recently been contested by Mexico as invalid, contending that the side agreement was not signed by Mexico. To date, the United States has contended that the side agreement is valid and has dealt with sugar imports from Mexico accordingly. The two countries continue to negotiate over this issue and the Company cannot predict the outcome of those negotiations. However, should Mexico prevail on this issue with the United States, the Company believes that imports from Mexico could increase dramatically and therefore adversely affect the domestic price of sugar.

         The Company is concerned that low world sugar prices and a trade conflict between the U.S. and Mexico over high fructose corn sweeteners could permit de facto acceleration of the side agreement under NAFTA. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 10.89 cents in 2000 but decline by approximately 1.5 cents per year until reaching zero in 2008. Low world raw sugar prices could make it feasible for Mexican sugar to enter the United States earlier than 2008. In contrast to Mexico's duty free access to the United States sugar market (which rises from 25,000 metric tons to 250,000 metric tons per year in fiscal year 2001) NAFTA contains no restrictions on second tier imports.

         Under the current terms of NAFTA and the side agreement, the Company is concerned that imports from Mexico could oversupply the U.S. market forcing sugar prices significantly lower. Any fluctuation in the price of sugar has a direct impact on any sugarbeet payments that are made to members. The Company, along with the domestic sugar industry, is seeking improvements to NAFTA and is also pursuing legal remedies to address the matter. If the sugar industry is unsuccessful in these or any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

         From fiscal years 1990 to 1996, the sugar industry was required to remit to the Commodity Credit Corporation a nonrefundable marketing assessment equivalent to 1.1794 percent of the raw cane sugar loan rate of 18 cents per pound. The Federal Agriculture Improvement and Reform Act of 1996 increased the assessment for fiscal year 1997 though 2003 to 1.47425 percent of the raw cane sugar loan rate of 18 cents per pound. In response to the downturn in the agriculture economy, congress included a provision in the fiscal year 2000 federal agricultural appropriations bill to alleviate the sugar industry from paying the assessment for fiscal years 2000 and 2001. Thus, from October 1, 1999 to September 30, 2001, the Company was not required to pay a marketing assessment to the Commodity Credit Corporation. The Senate recently passed an appropriations bill that includes provisions to defer payment of the assessment fee for the period of October 1, 2001 to September 30, 2002 until September 30, 2002. No such provision exists for the House of Representatives appropriation bill, so a conference committee of both houses, and ultimately the full Senate and House and the President will decide if the provision to defer payment is maintained in the final passage of the bill.

         The current sugar program will expire after the 2002 crop and the nature and scope of future legislation and United States trade policy affecting the sugar market cannot be accurately predicted and there can be no assurance that price supports will continue in their present form beyond the 2002 crop year, or that there will even be enacted a sugar program beyond the existing program. Recently, the House of Representatives passed a new ten year farm bill to replace the farm bill that is due to expire in 2002. At this writing the Senate Agriculture Committee has also passed a new five year farm bill to replace the farm bill expiring in 2002, but the bill has not yet been debated or voted on by the full Senate. While both versions of the new proposed farm bill contain a sugar provision that includes most of what the sugar industry desires in a new farm bill for sugar, there can be no assurances as to what the final version of a new farm bill might look like or if it will contain favorable price supports. If the price support program including the Tariff Rate Quota system described above, were eliminated in its entirety, or if the protection the United States' price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely effected. In such a situation if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company's continued viability and the desirability of grower sugarbeets for delivery to the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative) as of August 31, 2001, 2000, and 1999, and the related consolidated statements of operations, changes in members' investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2001, 2000, and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Eide Bailly, LLP

Fargo, North Dakota
October 2, 2001

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2001, 2000, AND 1999

-------------------------------------------------------------------------------------------------------------

                                                                     2001            2000            1999
                                                                 ------------    ------------    ------------
ASSETS

CURRENT ASSETS
    Cash                                                         $    459,046    $  2,504,566    $    546,345
                                                                 ------------    ------------    ------------

    Current portion of long-term note receivable                        2,551           2,551         311,677
                                                                 ------------    ------------    ------------

    Receivables
       Trade accounts                                              13,868,003      11,115,705      16,236,385
       Growers                                                      3,796,044       3,996,356       4,056,821
       Other                                                        1,398,926         632,549       3,066,400
                                                                 ------------    ------------    ------------
                                                                   19,062,973      15,744,610      23,359,606
                                                                 ------------    ------------    ------------

    Advances to affiliates - Midwest Agri-Commodities Co.
      and  United Sugars Corporation                                  414,046              --              --
                                                                 ------------    ------------    ------------

    Inventories
       Refined sugar, pulp and molasses
         to be sold on a pooled basis                              18,648,520      27,737,385      17,218,658
       Nonmember refined sugar                                          4,199           2,642           1,389
       Yeast                                                          120,575          87,511          62,965
       Materials and supplies                                       5,886,136       5,561,471       5,004,645
       Beet                                                                --              --         710,000
                                                                 ------------    ------------    ------------
                                                                   24,659,430      33,389,009      22,997,657
                                                                 ------------    ------------    ------------

    Deferred charges                                                1,085,108       1,122,838       1,194,291
                                                                 ------------    ------------    ------------

    Prepaid expenses                                                  289,866         251,628         232,021
                                                                 ------------    ------------    ------------

    Other                                                             527,000         543,000         587,550
                                                                 ------------    ------------    ------------

          Total current assets                                     46,500,020      53,558,202      49,229,147
                                                                 ------------    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                     21,187,079      20,968,468      20,423,153
    Buildings                                                      35,969,830      35,591,877      35,377,950
    Factory equipment                                             112,347,634     111,922,358     110,134,188
    Other equipment                                                 3,415,648       3,527,618       3,463,000
    Construction in progress                                           25,866          21,980         229,981
                                                                 ------------    ------------    ------------
                                                                  172,946,057     172,032,301     169,628,272
       Less accumulated depreciation                               70,058,956      65,281,136      60,441,602
                                                                 ------------    ------------    ------------
                                                                  102,887,101     106,751,165     109,186,670
                                                                 ------------    ------------    ------------
LONG-TERM NOTES RECEIVABLE,
  NET OF CURRENT PORTION                                               25,508          28,058       2,915,360
                                                                 ------------    ------------    ------------

OTHER ASSETS
    Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives               11,183,783      10,407,956      10,043,102
    Deferred income taxes                                              89,000       1,240,000       1,962,000
    Other                                                           1,052,014       1,015,827         960,220
                                                                 ------------    ------------    ------------
                                                                   12,324,797      12,663,783      12,965,322
                                                                 ------------    ------------    ------------

                                                                 $161,737,426    $173,001,208    $174,296,499
                                                                 ============    ============    ============

See Notes to Consolidated Financial Statements.

-----------------------------------------------------------------------------------------------------------

                                                                   2001            2000            1999
                                                               ------------    ------------    ------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES
    Short-term notes payable                                   $ 10,965,000    $ 15,458,800    $ 17,780,000
                                                               ------------    ------------    ------------

    Current portion of long-term debt                             3,610,417       3,012,500       3,012,500
    Current portion of capital lease                                815,000         775,000         730,000
                                                               ------------    ------------    ------------
                                                                  4,425,417       3,787,500       3,742,500
                                                               ------------    ------------    ------------

    Accounts payable
       Trade                                                      1,842,796       2,223,574       2,891,768
       Growers                                                   14,816,615      16,927,545       8,340,333
                                                               ------------    ------------    ------------
                                                                 16,659,411      19,151,119      11,232,101
                                                               ------------    ------------    ------------

    Advances to affiliates - Midwest Agri-Commodities Co.
      and United Sugars Corporation                                      --         201,242         374,589
                                                               ------------    ------------    ------------

    Accrued liabilities                                           2,476,011       2,725,105       2,696,649
                                                               ------------    ------------    ------------

          Total current liabilities                              34,525,839      41,323,766      35,825,839

LONG-TERM DEBT, NET OF CURRENT PORTION                           39,100,000      43,910,416      46,172,917

OBLIGATION UNDER CAPITAL LEASE                                    9,680,000      10,495,000      11,270,000

OTHER                                                               964,617         846,765         686,463

COMMITMENTS AND CONTINGENCIES (NOTE 11)                                  --              --              --
                                                               ------------    ------------    ------------

          Total liabilities                                      84,270,456      96,575,947      93,955,219
                                                               ------------    ------------    ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                         1,263,581       1,089,320         946,924
                                                               ------------    ------------    ------------

MEMBERS' INVESTMENT
    Preferred stock
       Class A - 100,000 shares authorized, $105 par value;
          72,200 shares issued and outstanding                    7,581,000       7,581,000       7,581,000

       Class B - 100,000 shares authorized $75 par value;
          72,200 shares issued and outstanding                    5,415,000       5,415,000       5,415,000

       Class C - 100,000 shares authorized, $76 par value;
         72,200 shares issued and outstanding                     5,487,200       5,487,200       5,487,200
                                                               ------------    ------------    ------------
                                                                 18,483,200      18,483,200      18,483,200

    Common stock, 600 shares authorized, $250 par value;
       497, 484, and 473, shares issued and outstanding
       in 2001, 2000, and 1999, respectively                        124,250         121,000         118,250
    Paid in capital in excess of par                             32,094,407      32,094,407      32,094,407
    Unit retention capital                                        6,476,360       7,148,159       7,560,034
    Qualified allocated patronage                                 3,415,570       3,816,607       3,854,558
    Nonqualified allocated patronage                             14,466,641      12,894,627      16,822,063
    Retained earnings                                             1,142,961         777,941         461,844
                                                               ------------    ------------    ------------
                                                                 76,203,389      75,335,941      79,394,356
                                                               ------------    ------------    ------------

                                                               $161,737,426    $173,001,208    $174,296,499
                                                               ============    ============    ============

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
AUGUST 31, 2001, 2000, AND 1999

-------------------------------------------------------------------------------------------------------

                                                          2001               2000              1999
                                                      -------------     -------------     -------------
REVENUE
     From sales of sugar, sugar by-products,
       and yeast, net of discounts                    $ 177,898,591     $ 170,151,248     $ 152,741,993
                                                      -------------     -------------     -------------

EXPENSES
     Production costs of sugar,
       by-products, and yeast sold                       44,492,963        44,866,025        50,330,497
     Sales and distribution costs                        28,099,266        26,610,203        27,913,271
     General and administrative                           5,465,219         5,418,727         5,002,270
     Interest                                             4,920,260         5,198,876         5,264,307
                                                      -------------     -------------     -------------
                                                         82,977,708        82,093,831        88,510,345
                                                      -------------     -------------     -------------

OTHER EXPENSE                                              (301,011)       (1,453,810)         (879,326)
                                                      -------------     -------------     -------------

NET PROCEEDS RESULTING FROM
   MEMBER AND NON-MEMBER BUSINESS                     $  94,619,872     $  86,603,607     $  63,352,322
                                                      =============     =============     =============

DISTRIBUTION OF NET PROCEEDS
     Credited to members' investment
         Components of net income
             Income from
               non-member business                    $     365,020     $     316,097     $     715,515
             Patronage income                             4,624,324                --                --
                                                      -------------     -------------     -------------

                 Net income                               4,989,344           316,097           715,515

         Unit retention capital                                  --                --             4,630
                                                      -------------     -------------     -------------

                 Net credit to members' investment        4,989,344           316,097           720,145

     Payments to members for sugarbeets,
       net of unit retention capital                     82,696,795        86,287,510        62,632,177
     Payments to members for PIK certificates             6,933,733                --                --
                                                      -------------     -------------     -------------
             Total payments to members                   89,630,528        86,287,510        62,632,177

NET PROCEEDS RESULTING FROM
  MEMBER AND NONMEMBER BUSINESS                       $  94,619,872     $  86,603,607     $  63,352,322
                                                      =============     =============     =============

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENT
AUGUST 31, 2001, 2000, AND 1999

---------------------------------------------------------------------------------------------------------

                                                                           Paid in Capital     Unit
                                                   Preferred      Common     in Excess of    Retention
                                                     Stock        Stock       Par Value       Capital
                                                  -----------  ----------- --------------- ------------
BALANCE, AUGUST 31, 1998                           18,483,200      121,000   $ 32,094,407  $  7,584,237
  Stock
      Sales - common (3 shares)                                        750
      Repurchases - common (14 shares)                              (3,500)
  Unit retention capital
      Revolvement                                                                               (28,833)
      Proceeds                                                                                    4,630
  Revolvment of prior years' allocated patronage
  Net income for the year ended August 31, 1999
                                                  -----------  -----------   ------------  ------------
BALANCE, AUGUST 31, 1999                           18,483,200      118,250     32,094,407     7,560,034
  Stock
      Sales - common (22 shares)                                     5,500
      Repurchases - common (11 shares)                              (2,750)
  Revolvement of unit retention capital                                                        (411,875)
  Revolvment of prior years' allocated patronage
  Net income for the year ended August 31, 2000
                                                  -----------  -----------   ------------  ------------
BALANCE, AUGUST 31, 2000                           18,483,200      121,000     32,094,407     7,148,159
  Stock
      Sales - common (26 shares)                                     6,500
      Repurchases - common (13 shares)                              (3,250)
  Revolvement of unit retention capital                                                        (671,799)
  Revolvment of prior years' allocated patronage
  Net income for the year ended August 31, 2001
                                                  -----------  -----------   ------------  ------------

BALANCE, AUGUST 31, 2001                           18,483,200      124,250   $ 32,094,407  $  6,476,360
                                                  ===========  ===========   ============  ============

[WIDE TABLE CONTINUED FROM ABOVE]

--------------------------------------------------------------------------------------------------------

                                                   Qualified   Non-Qualified    Retained
                                                   Allocated     Allocated      Earnings
                                                   Patronage     Patronage      (Deficit)       Total
                                                  ------------  ------------  ------------  ------------
BALANCE, AUGUST 31, 1998                          $  3,981,031  $ 20,071,517  $   (253,671) $ 82,081,721
  Stock
      Sales - common (3 shares)                                                                      750
      Repurchases - common (14 shares)                                                            (3,500)
  Unit retention capital
      Revolvement                                                                                (28,833)
      Proceeds                                                                                     4,630
  Revolvment of prior years' allocated patronage      (126,473)   (3,249,454)                 (3,375,927)
  Net income for the year ended August 31, 1999                                    715,515       715,515
                                                  ------------  ------------  ------------  ------------
BALANCE, AUGUST 31, 1999                             3,854,558    16,822,063       461,844    79,394,356
  Stock
      Sales - common (22 shares)                                                                   5,500
      Repurchases - common (11 shares)                                                            (2,750)
  Revolvement of unit retention capital                                                         (411,875)
  Revolvment of prior years' allocated patronage       (37,951)   (3,927,436)                 (3,965,387)
  Net income for the year ended August 31, 2000                                    316,097       316,097
                                                  ------------  ------------  ------------  ------------
BALANCE, AUGUST 31, 2000                             3,816,607    12,894,627       777,941    75,335,941
  Stock
      Sales - common (26 shares)                                                                   6,500
      Repurchases - common (13 shares)                                                            (3,250)
  Revolvement of unit retention capital                                                         (671,799)
  Revolvment of prior years' allocated patronage      (401,037)   (3,052,310)                 (3,453,347)
  Net income for the year ended August 31, 2001                    4,624,324       365,020     4,989,344
                                                  ------------  ------------  ------------  ------------

BALANCE, AUGUST 31, 2001                          $  3,415,570  $ 14,466,641  $  1,142,961  $ 76,203,389
                                                  ============  ============  ============  ============

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUGUST 31, 2001, 2000, AND 1999

----------------------------------------------------------------------------------------------------------------------

                                                                            2001             2000             1999
                                                                        ------------     ------------     ------------
OPERATING ACTIVITIES
     Income allocated to members' investment                            $  4,989,344     $    316,097     $    715,515
     Add (deduct) noncash items
        Depreciation and amortization                                      6,806,781        6,731,225        6,591,016
        Equipment disposals - loss                                           321,305          528,422          155,761
        Discount on redemption of estate payout                                   --               --          (40,820)
        Net (income) allocated from
          unconsolidated marketing subsidiaries                             (165,514)        (142,870)        (214,375)
        Noncash portion of patronage capital credits                        (779,627)        (273,292)        (313,463)
        Deferred income taxes                                              1,151,000          709,000          730,000
        Increase in cash surrender of officer life insurance                 (42,646)          (7,730)         (87,628)
        Stock cancellation - St. Paul Bank for Cooperatives                       --           51,138          131,196
     Changes in operating assets and liabilities:
        Accounts receivable and advances                                  (3,933,651)       7,441,649       (2,502,362)
        Inventory and prepaid expenses                                       126,579      (10,410,959)      10,508,284
        Deferred charges and other                                            53,730           84,453           38,748
        Other assets                                                              --           44,550               --
        Accounts payable, accrued liabilities, and other liabilities      (2,645,050)       8,031,619         (777,654)
                                                                        ------------     ------------     ------------

NET CASH FROM OPERATING ACTIVITIES                                         5,882,251       13,103,302       14,934,218
                                                                        ------------     ------------     ------------
INVESTING ACTIVITIES
     Proceeds from disposition of
       property, plant and equipment                                              --           59,391           12,494
     Capital expenditures                                                 (3,100,142)      (4,709,902)      (5,185,083)
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                              --               --         (110,716)
     Capital adjustment of marketing subsidiary                               68,078               --               --
     Issuance of note receivable                                                  --          (30,609)        (283,017)
     Proceeds on note receivable                                               2,550        3,227,037          288,093
     Net proceeds from patronage
       refunds and equity revolvements                                       101,236              133           66,196
     Minority interest in equity of subsidiaries                             174,261          142,396          179,443
                                                                        ------------     ------------     ------------

NET CASH USED FOR INVESTING ACTIVITIES                                    (2,754,017)      (1,311,554)      (5,032,590)
                                                                        ------------     ------------     ------------
FINANCING ACTIVITIES
     Sale and repurchase of common stock, net                                  3,250            2,750           (2,750)
     Net proceeds from issuance of short-term debt                         4,070,962       (2,321,200)      (9,075,000)
     Proceeds from issuance of long-term debt                                     --        1,750,000        2,800,000
     Payment of financing fees                                              (135,321)        (145,314)        (154,726)
     Payment of long-term debt                                            (4,987,499)      (4,742,501)      (1,412,500)
     Retention of nonqualified unit retains                                       --               --            4,630
     Payment of unit retains and allocated patronage                      (4,125,146)      (4,377,262)      (3,363,940)
                                                                        ------------     ------------     ------------

NET CASH FROM FINANCING ACTIVITIES                                        (5,173,754)      (9,833,527)     (11,204,286)
                                                                        ------------     ------------     ------------

NET CHANGE IN CASH                                                        (2,045,520)       1,958,221       (1,302,658)

CASH, BEGINNING OF YEAR                                                    2,504,566          546,345        1,849,003
                                                                        ------------     ------------     ------------

CASH, END OF YEAR                                                       $    459,046     $  2,504,566     $    546,345
                                                                        ============     ============     ============


SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION
     Cash payments for
        Interest                                                        $  4,959,743     $  4,583,074     $  4,971,812
                                                                        ============     ============     ============

SUPPLEMENTAL DISCLOSURES
  OF NON CASH FLOW INFORMATION
     Reduction of short-term notes payable through
     the forfeiture of sugar inventory                                  $  8,564,762
                                                                        ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2001, 2000, and 1999

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Minn-Dak Farmers Cooperative (Minn-Dak) is a North Dakota cooperative association owned by its member-growers for the purpose of processing sugar beets and marketing sugar and by-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

The majority of the net proceeds from Minn-Dak are from member business, whereas Minn-Dak Yeast is considered non-member business.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Minn-Dak and its subsidiary, Minn-Dak Yeast, which is 80% owned by the cooperative.

CREDIT RISK

The cooperative and subsidiary grant credit to food processors located throughout the United States. In addition, the cooperative grants credit to members for sugar beet seed, located in North Dakota and Minnesota.

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

Indirect costs capitalized were $63,827, $124,490, and $168,399 for the years ended August 31, 2001, 2000 and 1999. There were no construction period-interest capitalized for the years ended August 31, 2001, 2000 and 1999.

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

INCOME TAXES

A consolidated federal income tax return is filed for the cooperative and its subsidiary. Deferred income taxes are provided for in the timing of certain temporary deductions/increases for financial and income tax reporting purposes. Significant temporary differences are as follows:

    1. When non-qualified unit retention capital and allocated patronage are elected by the board of directors, the cooperative is not allowed an income tax deduction until they are distributed in cash to the member-producers, whereas qualified unit retention capital and allocated patronage are deducted when declared.

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

RECLASSIFICATIONS

Certain amounts have been reclassified in the 2000 and 1999 financial statements to conform with the 2001 presentation. The reclassifications have no effect on the results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued pronouncements regarding Business Combinations, Goodwill and Other Intangible Assets, and Accounting for Asset Retirement Obligations. Management is reviewing these pronouncements, but does not expect the implementation of these to have a material effect on the financial statements.


NOTE 2 - NOTES RECEIVABLE

The cooperative's notes receivable total $28,058, $30,609 and $3,227,037 as of August 31, 2001, 2000 and 1999, respectively. They are due from United Sugars member processors. The notes receivable are unsecured, with a variable interest rate, currently 8.25%. The notes will be received in equal annual installments through August 31, 2012. The notes are subordinated to CoBank in 2001, 2000, and 1999. The current portion of the notes are $2,551, $2,551, and $311,677 as of August 31, 2001, 2000 and 1999, respectively.

During 2000, the cooperative sold certain notes receivable with recourse. The cooperative's contingent liability related to these notes totaled $2,603,682 and $2,915,360 as of August 31, 2001 and 2000, respectively.


NOTE 3 - INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

                                               2001           2000           1999
                                           -----------    -----------    -----------
United Sugars Corporation                  $   871,944    $   985,876    $ 1,007,957
Midwest Agri-Commodities                        51,823         47,576         43,225
ProGold, LLC                                 3,842,378      3,635,255      3,474,655
CoBank                                       3,215,036      2,851,355      2,902,494
Dakota Valley Electric (R.S.R. Electric
  Cooperative in 1999)                       3,071,726      2,758,642      2,486,798
Other                                          130,876        129,252        127,973
                                           -----------    -----------    -----------

                                           $11,183,783    $10,407,956    $10,043,102
                                           ===========    ===========    ===========


NOTE 4 - SHORT-TERM DEBT

Information regarding short-term debt for the years ended August 31, is as follows:

                                               2001           2000          1999
                                           -----------    -----------    -----------
Seasonal loan with CoBank,
  due June 1, 2002, interest
  variable, currently at 4.5%              $10,965,000    $ 4,980,000    $17,780,000

CCC notes                                           --     10,478,800             --
                                           -----------    -----------    -----------

                                           $10,965,000    $15,458,800    $17,780,000
                                           ===========    ===========    ===========

The cooperative has a $45,000,000 seasonal line of credit with CoBank. The line is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, is as follows:

                                               2001           2000           1999
                                           -----------    -----------    -----------
Maximum borrowings                         $45,000,000    $42,030,000    $53,817,000
                                           ===========    ===========    ===========

Average borrowing levels                   $22,452,092    $23,484,062    $34,660,931
                                           ===========    ===========    ===========

Average interest rates                            6.38%          6.84%          6.06%
                                           ===========    ===========    ===========

NOTE 5 - LONG-TERM DEBT

Information regarding long-term debt at August 31, is as follows:

                                                   2001            2000            1999
                                               -----------     -----------     -----------
Term loan with CoBank, due in varying
  principal repayments through
  November 20, 2010, interest variable,
  currently at 6.5%, with a first lien on
  substantially all property and equipment
  and current assets of Minn-Dak located in
  Wahpeton, North Dakota                       $42,700,000     $46,900,000     $49,150,000

Long-term interest free note with
  Dakota Valley Electric Cooperative                10,417          22,916          35,417
                                               -----------     -----------     -----------
                                                42,710,417      46,922,916      49,185,417
     Less current maturities                    (3,610,417)     (3,012,500)     (3,012,500)
                                               -----------     -----------     -----------

                                               $39,100,000     $43,910,416     $46,172,917
                                               ===========     ===========     ===========

Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 2001, 2000 and 1999.

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

Interest expense totaled $4,959,743, $5,198,896, and $5,264,307 for 2001, 2000
and 1999, respectively.

Principal amounts due on all the cooperative's long-term debt are as follows:

     Years ending August 31,
   ---------------------------
             2002                                              $ 3,610,417
             2003                                                4,800,000
             2004                                                4,800,000
             2005                                                4,800,000
             2006                                                4,800,000
             Thereafter                                         19,900,000
                                                               -----------

                                                               $42,710,417
                                                               ===========

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

                                               2001
                        ----------------------------------------------------

                                        FINAL       CURRENT                        2000           1999
       Payee            INTEREST      MATURITY      PORTION         TOTAL          Total          Total
-----------------      ----------    ----------    ----------    -----------    -----------    -----------
Richland County,
  North Dakota            2.35%         1/11       $1,048,864    $11,795,451    $14,510,078    $15,763,935

    Less amount representing interest                 233,864      1,300,451      3,240,078      3,763,935
                                                   ----------    -----------    -----------    -----------

                                                   $  815,000    $10,495,000    $11,270,000    $12,000,000
                                                   ==========    ===========    ===========    ===========

Minimum future principal payments required on the obligations under capital lease are as follows:

     Years ending August 31,
   ---------------------------
             2002                                              $   815,000
             2003                                                  860,000
             2004                                                  905,000
             2005                                                  960,000
             2006                                                1,010,000
              Thereafter                                         5,945,000
                                                               -----------

                                                               $10,495,000
                                                               ===========

The Company has letter of credit arrangements with a bank that provide for short-term secured borrowings totaling approximately $11,000,000 at August 31, 2001. There were no outstanding advances under these letter of credit arrangements at August 31, 2001.


NOTE 7 - MEMBERS' INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a "member-producer," as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one unit of preferred stock for each 1.35 planted acres of sugar beet crops grown under a grower's contract with Minn-Dak. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and nondividend bearing. All transfers and sales of stock must be approved by the board of directors.

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

For the years ended August 31, 2001 and 2000, Minn-Dak did not deduct unit retention capital from the members. For the year ended August 31, 1999, Minn-Dak had retained $4,630 for frozen beet storage. For 1999 the retainage is based on $.50 per ton of beets delivered up to the maximum obligation required.

For the year ended August 31, 2001, Minn-Dak allocated patronage of $4,624,324 to the members. For the years ended August 31, 2000 and 1999, Minn-Dak did not allocate patronage to the members.

During the year ended August 31, 2001, Minn-Dak revolved the remaining 30% of the unit retains and allocated patronage for the fiscal year ended August 31, 1992 and 35% of the unit retains and allocated patronage for the fiscal year ended August 31, 1993, totaling $1,475,742 and $2,647,922, in each respective year, for a total of $4,123,664. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $1,482, and the present value of the estimated future redemptions.

During the year ended August 31, 2000, Minn-Dak revolved the remaining 15% of the unit retains and allocated patronage for the fiscal year ended August 31, 1991 and 70% of the unit retains and allocated patronage for the fiscal year ended August 31, 1992, totaling $1,148,214 and $3,229,049, in each respective year, for a total of $4,377,263.

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, is as follows:

                                                       2001             2000             1999
                                                   ------------     ------------     ------------
Deferred tax assets
     Non-qualified unit retains and
       allocated partonage due to members          $  8,377,000     $  8,017,000     $  9,753,000
     Net operating loss carryforwards                 4,641,000        4,379,000        2,730,000
     Other                                            1,137,000        1,560,000          866,000
                                                   ------------     ------------     ------------

         Gross deferred tax assets                   14,155,000       13,956,000       13,349,000
             Less valuation allowance                (1,058,000)        (799,000)        (607,000)
                                                   ------------     ------------     ------------

                 Total deferred tax assets           13,097,000       13,157,000       12,742,000
                                                   ------------     ------------     ------------

Deferred tax liabilities
     Depreciation                                    10,161,000        9,351,000        8,544,000
     Other                                            2,520,000        2,223,000        1,906,000
                                                   ------------     ------------     ------------

                 Total deferred tax liabilities      12,681,000       11,574,000       10,450,000
                                                   ------------     ------------     ------------

                                                   $    416,000     $  1,583,000     $  2,292,000
                                                   ============     ============     ============

Classified as follows
     Current asset                                 $    327,000     $    343,000     $    330,000
     Long-term asset                                     89,000        1,240,000        1,962,000
                                                   ------------     ------------     ------------

         Net deferred tax asset                    $    416,000     $  1,583,000     $  2,292,000
                                                   ============     ============     ============

A provision for income taxes related to non-member income from Minn-Dak Yeast Company, totaling $659,000, $560,000 and $700,000, for the year ended August 31, 2001, 2000 and 1999, respectively, is included in other expense.

The deferred tax asset valuation allowance reduces the estimated amount of the net operating loss carryforwards that will be ultimately realized.


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

The following table sets forth the plan's funded status at August 31, is as follows:

                                                         2001              2000            1999
                                                     ------------     ------------     ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $ 12,447,749     $ 11,857,238     $ 10,125,507
Service cost                                              628,658          577,611          581,912
Interest cost                                             942,881          838,130          793,722
Experience (gain)/loss due to participant changes         256,902         (564,471)         566,160
Benefits paid                                            (306,778)        (260,759)        (210,063)
                                                     ------------     ------------     ------------

     Benefit obligation at end of year                 13,969,412       12,447,749       11,857,238
                                                     ------------     ------------     ------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         10,963,942        9,553,497        8,205,618
Actual return on plan assets                               81,933          881,175          698,039
Employer contribution                                     506,983          790,029          859,903
Benefits paid                                            (306,778)        (260,759)        (210,063)
                                                     ------------     ------------     ------------

     Fair value of plan assets at end of year          11,246,080       10,963,942        9,553,497
                                                     ------------     ------------     ------------

Funded status                                          (2,723,332)      (1,483,807)      (2,303,741)
Unrecognized net actuarial loss                         1,434,769          805,973        1,474,612
Unrecognized prior service cost                           693,263          355,070          409,943
Unrecognized transition asset                             (44,949)         (63,215)         (81,481)
                                                     ------------     ------------     ------------

     Prepaid (accrued) benefit cost                  $   (640,249)    $   (385,979)    $   (500,667)
                                                     ============     ============     ============

                                                    2001              2000              1999
                                                ------------      ------------      ------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF AUGUST 31
Discount rate                                            7.5%              7.5%              7.5%
Expected return on plan assets                           8.0%              8.0%              8.0%
Rate of compensation increase                            5.0%              5.0%              5.0%

The net periodic pension cost for the years ended August 31, 2001, includes the following components:

                                                    2001              2000              1999
                                                ------------      ------------      ------------
COMPONENTS ON NET PERIODIC BENEFIT COST
Service cost                                    $    628,658      $    577,611      $    581,912
Interest cost                                        942,881           838,130           793,722
Expected return on plan assets                      (878,925)         (777,007)         (667,728)
Amortization of prior service cost                    86,905            54,873            54,873
Amortization of transition amount                    (18,266)          (18,266)          (18,266)
Amortization of other                                     --                --            38,412
                                                ------------      ------------      ------------

     Net periodic benefit cost                  $    761,253      $    675,341      $    782,925
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

Minn-Dak's ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. Minn-Dak provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2001, 2000 and 1999, Minn-Dak had advanced $22,204,411, $21,501,838 and $19,645,387, respectively.
Minn-Dak had outstanding advances due from United Sugars of $128,764, $249,117 and $117,870, for the years ended August 31, 2001, 2000 and 1999, respectively. During 2001, a distribution of capital of $68,078 was received.

Minn-Dak has a one-third ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced is sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $1,974,466, $1,611,326 and $1,543,175, respectively, during the years ended August 31, 2001, 2000 and 1999. Minn-Dak had outstanding advances due from (to) Midwest of $285,282, $(450,359) and $(492,459), as of August 31, 2001, 2000 and 1999, respectively. The owners are guarantors of the short-term line of credit Midwest has with CoBank.


NOTE 13 - OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31, under these obligations, are approximately as follows:

     Years ending August 31,
   ---------------------------
             2002                                              $ 1,320,000
             2003                                                  937,000
             2004                                                  620,000
             2005                                                  266,000
             2006                                                  139,000
             Thereafter                                            492,000

Operating lease and contract expenses for the years ended August 31, 2001, 2000 and 1999, totaled approximately $1,105,000, $1,206,000 and $1,417,000, respectively.

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

The following methods and assumptions were used by the company to estimate fair value of the financial instruments, and the estimated fair values of the company's financial instruments as of August 31, 2001, 2000 and 1999, are as follows:

    INVESTMENTS - The investments in CoBank, Dakota Valley Electric Cooperative, Inc. and all other cooperatives are stated at cost, plus the cooperative's share of allocated patronage and capital credits. The investments in United Sugars Corporation, Midwest Agri-Commodities and ProGold Limited Liability Company are accounted for using the equity method, wherein the investments are recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative's share of the undistributed earnings or losses. Minn-Dak Farmers Cooperative believes it is not practicable to estimate the fair value without incurring excessive costs because there is no established market for this stock and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the investment.

    LONG-TERM DEBT - The fair value of obligations under long-term debt are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities.

    OBLIGATIONS UNDER CAPITAL LEASE - The fair value of obligations under capital lease was based on present value models using current financing rates available to the cooperative. At August 31, 2001, the carrying value of obligations under capital leases was $10,495,000 and the estimated fair value was $8,200,000. At August 31, 2000, the carrying value of obligations under capital leases was $11,270,000 and the estimated fair value was $9,200,000. At August 31, 1999, the carrying value of obligations under capital leases was $12,000,000 and the estimated fair value was $9,800,000.

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

                                                                                  Term Expires
Name and Address                  Age    District               Director Since    in December
----------------                  ---    --------               --------------    -----------
Douglas Etten                     50     District #8 -          1997              2003
     3138 370th ST                       Lyngaas
     Foxhome, MN 56543

Michael Hasbargen                 56     District #4 -          1993              2002
     2553 360th ST                       East Factory
     Breckenridge, MN 56520

Victor Krabbenhoft                52     District #9 - Peet     1989              2001(1)
     416 44th AV S
     Moorhead, MN 56560

Jack Lacey                        59     District #5 -          1993              2002
     32936 320th AV                      Hawes
     Wendell, MN 56590-9750

Russell Mauch                     46     District #2 -          1998              2001(2)
     16305 Hwy 13                        Factory West
     Barney, ND 58008

Jerry Meyer                       63     District #1 - Tyler    1994              2003
     1433 15th Street North
     Wahpeton, ND 58075

                                                                                  Term Expires
Name and Address                  Age    District               Director Since    in December
----------------                  ---    --------               --------------    -----------
Edward Moen                       75     District #3 -          1989              2001(3)
     17060 County Road 8                 Gorder
     Colfax, ND 58018

Charles Steiner                   51     District #6 -          2000              2003
     2851 310th AV                       Yaggie
     Foxhome, MN 56543-9312


1) Mr. Krabbenhoft's term as a director of the Company from District #9-Peet expires on December 4, 2001.
2) Mr. Mauch's term as a director of the Company from District #2-Factory West expires on December 4, 2001.
3) Mr. Moen's term as director of the Company from District #3-Gorder expires on December 4, 2001.


         DOUGLAS ETTEN has been a director since 1997. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College in Business and Math in 1974. Etten also serves on the board of directors for United Sugars Corporation.

         MICHAEL HASBARGEN has been a director since 1993 and is currently serving as board vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also serves on the board of directors of United Sugars Corporation and it one of Minn-Dak's representatives to the American Sugarbeet Growers Association in Washington, DC. Mr. Hasbargen is the brother-in-law of Mr. Steven Caspers, Executive Vice President & Chief Financial Officer.

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

         RUSSELL MAUCH has been a director since 1998. Mr. Mauch graduated from North Dakota State University in 1977 with a B.S. in agriculture. From 1979 to 1981 Mr. Mauch was a commercial and ag loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for Minn-Dak Yeast Company and on the board of directors for Midwest Agri-Commodities Company.

         JERRY MEYER has been a director since 1994. Mr. Meyer has been farming near Fairmount, ND since 1958. He also serves on the board of directors for Minn-Dak Yeast Company.

         ED MOEN has been a director since 1989 and is currently serving as board treasurer. Mr. Moen has been farming near Galchutt, ND since 1945.

         CHARLES STEINER has been a director since 2000. Mr. Steiner has been farming near Foxhome, MN since 1969. Mr. Steiner graduated from the Northwest School of Agriculture, University of Minnesota at Crookston, MN. He also serves on the board of directors for Minn-Dak Yeast Company.

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




EXECUTIVE OFFICERS

         The table below lists the principal officers of the Company, none of whom owns any common or preferred shares. The president/chief executive officer is appointed annually by the Board of Directors to serve on the board. Brief biographies for each of the officers are included after the table.

         Mr. Larry Steward retired effective September 30, 2000 and as a result, the Board of Directors appointed Mr. Steven M. Caspers to the position of Interim President and Chief Executive Officer. Mr. Caspers appointed Mr. Allen E Larson as Interim Chief Financial Officer. A search was undertaken for a permanent President and Chief Executive Officer and Mr. David H. Roche was hired, effective March 1, 2001 to fill the position of President and Chief Executive Officer. As of March 1, 2001, Mr. Caspers and Mr. Larson also resumed their previous duties.

Name                         Age   Position
----                         ---   --------

David H. Roche               54    President and Chief Executive Office

Larry D. Steward             62    President and Chief Executive Officer-retired
                                   9-30-00

Steven M. Caspers            51    Executive Vice President and Chief Financial
                                   Officer

Allen E. Larson              46    Controller

Thomas D. Knudsen            47    Vice President, Agriculture

John E. Groneman             65    Vice President, Engineering-retired 11-2-01

Richard K. Richter           61    Vice President, Operations

Jerald W. Pierson            62    Director of Human Resources

Jeffrey L. Carlson           46    Director of Technical Services

John S. Nyquist              45    Purchasing Manager

Patricia J. Keough-Wilson    61    Director of Communications

Kevin R. Shannon             46    Safety Director

John Haugen                  49    Director of Engineering


         DAVID H. ROCHE is Minn-Dak Farmers Cooperative's third president and CEO. He joined the Wahpeton, ND based sugar cooperative on March 1, 2001. He serves on the boards of United Sugars Corporation and Midwest Agri-Commodities. In addition, he is a trustee of the United States Beet Sugar Association, Washington, D.C. Mr. Roche began his 25-year sugar industry career as a controller for Michigan Sugar Company in 1976. He progressed through the ranks until he was named president in 1994. In 1996 he became president of Savannah Foods Industrial and was appointed senior vice president of Savannah Foods & Industries. He retained his position at Michigan Sugar Company, which was owned by Savannah Foods & Industries, during this period. Imperial Sugar Company acquired controlling interest in Savannah in 1998. He was named as a managing director and senior vice president. Mr. Roche holds an MBA in accounting from Michigan State University and became a certified public accountant in 1974.

         LARRY D. STEWARD joined the Company in December 1990 as president and chief executive officer. Mr. Steward served on the boards of United Sugars Corporation, and Midwest Agri-Commodities. Mr. Steward was a trustee of United States Beet Sugar Association and a director on the board of the National Council of Farmer Cooperatives based in Washington, DC. Prior to joining the Company, Mr. Steward was midwest sales manager for Harborlite Corporation. From 1963 to 1988 Mr. Steward was employed by Great Western Sugar Company, Denver, Colorado and from 1984 to 1988 he served as its vice president. Mr. Steward holds a degree in chemistry and math from the University of Nebraska, Kearney, Nebraska. He retired from the Company effective September 30, 2000.

         STEVEN M. CASPERS is a graduate of the University of North Dakota with a Bachelor of Science in business administration and a major in accounting. He has been employed with the Company since May 5, 1974. Mr. Caspers is president of Minn-Dak Yeast Company and serves as governor for ProGold, LLC. He also is active in national industry related boards and committees. Mr. Caspers was named interim President and Chief Executive Officer October 1, 2000. Prior to this interim appointment, Mr. Caspers was serving as the Company Executive Vice President and Chief Financial Officer, which is now his current position. Mr. Caspers is the brother-in-law of Mr. Michael Hasbargen, Director and Vice Chairman.

         ALLEN E. LARSON is a graduate of Moorhead State University with a Bachelor of Science in Business administration and a major in accounting. He has been employed with the Company since October 26, 1981. Mr. Larson was appointed to the position of Interim Chief Financial Officer October 1, 2000. Prior to this interim appointment, Mr. Larson was serving the Company as Controller, which is now his current position.

         JOHN E. GRONEMAN is a graduate of Colorado State University with a Bachelor of Science in engineering. He began his experience in the sugar industry in 1960; this includes five years as a factory manager. Mr. Groneman began employment with the Company on March 1, 1974. He retired, effective November 2, 2001.

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

         JOHN R. HAUGEN was promoted to the position of Director of Engineering on November 2, 2001. He has been with the Company for 25 years. He started his career with Minn Dak Farmers Cooperative in 1976 as an Assistant Engineer and prior to this promotion held the position of Senior Engineer. John is a graduate of the University of North Dakota and holds a BS in Mechanical Engineering.


ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2001 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and                                            Other Annual     All Other       Total
Principal Position    Year     Salary      Bonus    Compensation   Compensation   Compensation
------------------    ----     ------      -----    ------------   ------------   ------------
                                                         (1)            (2)
David Roche           2001    $128,346    $     0      $27,598                      $155,945
President & CEO       2000    $      0    $     0      $     0                      $      0
                      1999    $      0    $     0      $     0                      $      0

Larry Steward         2001    $ 59,622    $     0      $23,088        $      0      $ 82,710
President & CEO-      2000    $219,665    $86,100      $25,281        $ 37,101      $368,147
Retired 9-30-00       1999    $211,178    $69,798      $20,304        $ 30,944      $332,224

Steven Caspers        2001    $180,787    $30,000      $21,991                      $232,779
Executive Vice        2000    $129,147    $30,000      $13,165                      $172,312
President & CFO       1999    $125,221    $     0      $14,679                      $139,900

Thomas Knudsen        2001    $ 97,557    $14,500      $ 4,302                      $116,359
VP Agriculture        2000    $ 94,624    $14,500      $11,380                      $120,504
                      1999    $ 91,813    $     0      $ 6,405                      $ 98,218

Richard Richter       2001    $ 97,350    $14,500      $ 5,729                      $117,579
VP Operations         2000    $ 94,457    $14,500      $ 5,196                      $114,153
                      1999    $ 91,663    $     0      $ 4,796                      $ 96,459

John Groneman         2001    $ 92,240    $13,500      $ 4,053                      $109,793
VP Engineering-       2000    $ 89,546    $13,500      $ 3,972                      $107,018
Retired as of         1999    $ 86,950    $     0      $ 4,329                      $ 91,279
11-2-01

-----------------------------

1) In addition to the salary and bonus described above, Mr. Roche, Mr. Steward, Mr. Caspers, Mr. Knudsen, Mr. Richter, and Mr. Groneman are provided with "Other Annual Compensation," which includes the value of the excess life insurance cost, individual LTD plan, sold vacation, and Company match of the 401(k) plan. The company has a policy whereby Supervisory, Professional and Management employees are required to maintain their vacation and floating holiday hour combined balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.

         Management employees are eligible for performance bonuses, which are partially based upon on the performance of the Company and partially on achievement of certain management performance objectives. The President/CEO determines those performance objectives for officers and significant other management employees of the Company and the Board of Directors determines performance objectives for the President/CEO. If minimum Company performance is not achieved in any given year (that performance based upon returns to the Company's shareholders), performance bonuses are not paid to employees.

         The Company has entered into an employment agreement with Mr. Roche, which establishes his salary and benefits as an employee of the Company. The agreement has an initial term of eighteen months, commencing March 1, 2001 and expiring August 31, 2002. Thereafter, upon renewal of this agreement by the parties, employment shall extend until terminated by the parties. Either party may terminate this agreement by giving written notice to the other party at least ninety days prior to the expiration of any twelve month term.

         As of September 30, 2000, the Company entered into an employment agreement with Mr. Caspers, which established his salary and benefits while he temporarily filled the position of President and Chief Executive Officer. The agreement continued until April 30, 2001. At the time of the termination of the agreement, Mr. Caspers assumed his previous duties as Executive Vice President and Chief Financial Officer with the same pay and benefits as he had prior to September 30, 2000.

         On a periodic basis, the Company undertakes a compensation review study to determine that its employees' compensation is commensurate with responsibilities of the various Company positions, and that the compensation is equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company's geographic region. A national compensation consultant called Hay Management consultants performs the compensation review study. This study is made of all management employees, including the president, and non-union employees. In June of 1997 the company made a range shift and from time to time individual employees have had a restudy based upon changes in their areas of responsibilities. As of August 31, 2001 all employees' wages had been adjusted to levels consistent with the Hay Management Consultants findings and recommendations.

2) Beginning in fiscal year 1997 and continuing until his retirement, supplemental executive retirement plan obligations were recorded onto the Company's books on behalf of Mr. Steward. Mr. Roche will be eligible for the plan, pending approval by the board of directors, upon completion of one year of service. Mr. Caspers is also eligible for the plan, however, no obligations have been recorded on his behalf by the Company. See the section below on Retirement Plans for further details on the supplemental executive retirement plan.


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

         The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company provides a matching contribution of 75% of each employee's first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. Federal law limited employee pre-tax income contributions to $10,500 for each participating employee in the calendar years 2001 and 2000. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age
59 1/2 and provided a written consent of the spouse (if married).

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


QUALIFIED BENEFITS TABLE

         The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

---------------------------------------------------------------------------
                                Years of Service
---------------------------------------------------------------------------
Pension
Compensation         15          20          25          30          35
--------------- ----------- ----------- ----------- ----------- -----------
     $ 125,000     $28,147     $37,529     $46,911     $56,293     $65,675
--------------- ----------- ----------- ----------- ----------- -----------
     $ 150,000     $34,334     $45,779     $57,224     $68,668     $80,113
--------------- ----------- ----------- ----------- ----------- -----------
     $ 175,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------
     $ 200,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------
     $ 225,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------
     $ 250,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------
     $ 275,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------
     $ 300,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------
     $ 325,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------
     $ 350,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------
     $ 375,000     $39,284     $52,379     $65,474     $78,568     $91,663
--------------- ----------- ----------- ----------- ----------- -----------

         Mr. Caspers has 27 years of service under the plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information with respect to the ownership of shares of preferred stock as of November 16, 2001, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company's knowledge, as of November 16, 2001, no person owned beneficially more than 5% of the Company's outstanding shares and none of the principal officers listed above owned any such shares.

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

Douglas Etten            Director           450               less than 1%

Michael Hasbargen        Director           375               less than 1%

Victor Krabbenhoft       Director           245               less than 1%

Jack Lacey (1)           Director           250               less than 1%

Russell Mauch (2)        Director           354               less than 1%

Jerry Meyer              Director           260               less than 1%

Ed Moen                  Director           180               less than 1%

Paul Summer (3)          Director           222               less than 1%

Charles Steiner(4)       Director           356               less than 1%

All Directors                               2692              3.73%

(1)      Mr. Lacey's shares are held and grown under the name of Jack Lacey
         Company.

(2) Mr. Mauch's shares are held and grown under the name of RCM Limited Partnership.

(3)      Mr. Summer's shares are grown under the name of P V Unlimited Corp.

(4) Mr. Steiner's share are held and grown under the name of Steiner and Sons Limited Partnership.

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

                                    PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


ITEM 14(a)  FINANCIAL STATEMENT SCHEDULES

         None

ITEM 14(b)  REPORTS ON FORM 8-K

         The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 2001.

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

   *10(m)    Minn-Dak Farmers Cooperative Pension Plan

   *10(n)    Larry D. Steward Employment Agreement

   *10(o) Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for certain sections)

 ***10(p)    Amendment to Minn-Dak Farmers Cooperative Pension Plan

    10(q)    Amendment to Minn-Dak Farmers Cooperative Pension Plan

    10(r)    David H. Roche Employment Agreement

    10(s) Agreement with Universal Foods regarding sale of Red Star Yeast & Products Division, (Confidential Treatment requested for certain sections)

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

                                        MINN-DAK FARMERS COOPERATIVE

                                        BY /S/       David H. Roche
                                           -------------------------------------
                                               DAVID H. ROCHE, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DUTIES INDICATED.

          SIGNATURE                         TITLE                  REPORT DATE
          ---------                         -----                  -----------

/s/  David H. Roche                      President and               11-29-01
----------------------------       Chief Executive Officer        --------------
David H. Roche

/s/  Steven M. Caspers           Executive Vice President and        11-29-01
----------------------------       Chief Financial Officer        --------------
Steven M. Caspers

/s/  Allen E. Larson                                                 11-29-01
----------------------------              Controller              --------------
Allen E. Larson

/s/  Victor Krabbenhoft                                              11-29-01
----------------------------               Director               --------------
Victor Krabbenhoft

/s/  Douglas Etten                                                   11-29-01
----------------------------               Director               --------------
Douglas Etten

/s/  Edward Moen, Jr.                                                11-29-01
----------------------------               Director               --------------
Edward Moen, Jr.

/s/  Mike Hasbargen                                                  11-29-01
----------------------------               Director               --------------
Mike Hasbargen

/s/  Charles Steiner                                                 11-29-01
----------------------------               Director               --------------
Charles Steiner

/s/  Jack Lacey                                                      11-29-01
----------------------------               Director               --------------
Jack Lacey

/s/  Russell Mauch                                                   11-29-01
----------------------------               Director               --------------
Russell Mauch

/s/  Jerry Meyer                                                     11-29-01
----------------------------               Director               --------------
Jerry Meyer

/s/  Paul Summer                                                     11-29-01
----------------------------               Director               --------------
Paul Summer