Form 10-Q
period 2001-11-30
MINN DAK FARMERS COOPERATIVE
filed 2002-01-14
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 2001


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

                  YES ___X___                        NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
                Class of Common Stock            January 7, 2002
                ---------------------            ---------------
                    $250 Par Value                     497

================================================================================

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended November 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 2001. The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2002.

2. In August 2001, the company declared a revolvement of the remaining 30% of the unit retains and allocated patronage for the 1991 crop and 35% of the unit retains and allocated patronage for the 1992 crop totaling $1,475,742 and $2,647,922, in each respective year, for a total of $4,123,664. That amount was paid to the stockholders on September 28, 2001.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                   NOV 30, 2001      AUGUST 31, 2001
ASSETS                                                              (UNAUDITED)         (AUDITED)
------                                                            --------------     ---------------
CURRENT ASSETS:
     Cash                                                         $         (439)    $          459
                                                                  --------------     --------------

     Current portion of long-term note receivable                              3                  3
                                                                  --------------     --------------
     Receivables:
         Trade accounts                                                   10,350             15,267
         Growers                                                             419              3,796
                                                                  --------------     --------------
                                                                          10,770             19,063
                                                                  --------------     --------------

     Advances to affiliate                                                  (293)               414
                                                                  --------------     --------------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                              36,176             18,649
         Nonmember refined sugar                                             700                  4
         Yeast                                                                96                121
         Materials and supplies                                            5,417              5,886
         Beet Inventory                                                   32,404                 --
         Other                                                                 0                 --
                                                                  --------------     --------------
                                                                          74,793             24,659
                                                                  --------------     --------------
     Deferred charges                                                         71              1,085
                                                                  --------------     --------------
     Prepaid expenses                                                        654                617
                                                                  --------------     --------------
     Property and equipment available for sale                               200                200
                                                                  --------------     --------------

            Total current assets                                          85,758             46,500
                                                                  --------------     --------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                           21,187             21,187
     Buildings                                                            35,970             35,970
     Factory equipment                                                   112,385            112,348
     Other equipment                                                       3,415              3,416
     Construction in progress                                                457                 26
                                                                  --------------     --------------
                                                                         173,414            172,946
         Less accumulated depreciation                                   (71,718)           (70,059)
                                                                  --------------     --------------
                                                                         101,696            102,887
                                                                  --------------     --------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                             26                 26
                                                                  --------------     --------------

OTHER ASSETS:
     Investments restricted for capital lease projects                         0                 --
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                      11,245             11,184
     Deferred income taxes                                                    89                 89
     Other                                                                 1,012              1,052
                                                                  --------------     --------------
                                                                          12,346             12,325
                                                                  --------------     --------------

See Notes to Consolidated Financial Statements                    $      199,826     $      161,737
                                                                  ==============     ==============

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    NOV 30, 2001     AUGUST 31, 2001
                                                                     (UNAUDITED)        (AUDITED)
                                                                   --------------    ---------------
LIABILITIES AND MEMBERS' INVESTMENT
-----------------------------------

CURRENT LIABILITIES:
      Short-term notes payable                                     $       26,430    $       10,965
                                                                   --------------    --------------

      Current portion of long-term debt                                     5,622             4,425
                                                                   --------------    --------------

      Accounts payable:
           Trade                                                            1,151             1,843
           Growers                                                         27,826            14,817
                                                                   --------------    --------------
                                                                           28,978            16,659
                                                                   --------------    --------------

      Accrued liabilities                                                   2,220             2,476
                                                                   --------------    --------------

                Total current liabilities                                  63,250            34,526

LONG-TERM DEBT, NET OF CURRENT PORTION                                     37,900            39,100

OBLIGATION UNDER CAPITAL LEASE                                              9,680             9,680

OTHER                                                                       1,069               965

COMMITTMENTS AND CONTINGENCIES                                                 --                 0
                                                                   --------------    --------------

                Total liabilities                                         111,899            84,270
                                                                   --------------    --------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                   1,295             1,264
                                                                   --------------    --------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding                           7,581             7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding                           5,415             5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding                           5,487             5,487
                                                                   --------------    --------------
                                                                           18,483            18,483
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 499 shares at Nov. 30, 2001
        and 497 shares at August 31, 2001                                     125               124
      Paid in capital in excess of par value                               32,094            32,094
      Unit retention capital                                                6,476             6,476
      Qualified allocated patronage                                         3,416             3,416
      Nonqualified allocated patronage                                     24,708            14,467
      Retained earnings (deficit)                                           1,330             1,143
                                                                   --------------    --------------
                                                                           86,632            76,203
                                                                   --------------    --------------

See Notes to Consolidated Financial Statements                     $      199,826    $      161,737
                                                                   ==============    ==============

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                       NOVEMBER 30,
                                                              -----------------------------
                                                                  2001             2000
                                                              ------------     ------------
REVENUE:
      From sales of sugar, co-products, and
        yeast, net of discounts                               $     54,528     $     59,398
      Other income                                                      36               72
                                                              ------------     ------------
                                                                    54,564           59,470
                                                              ------------     ------------

EXPENSES:
      Production costs of sugar, co-products,
        and yeast sold                                              12,610           13,121
      Marketing (includes freight and storage)                       6,439            7,978
      General and administrative                                     1,331            1,420
      Interest                                                         905            1,118
      (Gain) loss on disposition of property and equipment              (1)               3
                                                              ------------     ------------
                                                                    21,285           23,640
                                                              ------------     ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     33,279     $     35,830
                                                              ============     ============

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $        187     $        260
                Patronage income                                    10,241            8,844
                                                              ------------     ------------
                      Net income                                    10,428            9,103

           Unit retention capital                                        0                0
                                                              ------------     ------------
                Net credit to members' investment                   10,428            9,103

      Payments to members for sugarbeets, net of unit
       retention capital                                            22,851           26,726
                                                              ------------     ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     33,279     $     35,830
                                                              ============     ============

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      NOVEMBER 30,
                                                                                  2001             2000
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $     10,428     $      9,103
      Add (deduct) noncash items:
           Depreciation and amortization                                             1,660            1,656
           Equipment disposals - loss                                                   (1)               3
           Net income allocated from unconsolidated marketing subsidiaries             (61)             (53)
           Noncash portion of patronage capital credits                                  0                0
           Retention of nonqualified unit retains                                        0                0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                     9,000            4,821
                Inventory, prepaid expenses, and equipment held for resale         (50,171)         (47,287)
                Deferred charges and other assets                                    1,054            1,554
                Accounts payable, advances, and accrued liabilities                 16,290           21,297
                                                                              ------------     ------------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES          (11,801)          (8,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                         1                0
      Capital expenditures                                                            (468)            (358)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                                    0                0
      Net proceeds from patronage refunds and equity revolvements                        0
      Note receivable from unconsolidated marketing subsidiaries                         0                0
      Minority interest in equity of subsidiaries                                       31               52
                                                                              ------------     ------------
                      NET CASH USED IN INVESTING ACTIVITIES                           (436)            (306)
                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                                 15,465           11,451
      Payment of long-term debt                                                         (3)              (3)
      Payment of unit retains and allocated patronage                               (4,124)          (4,377)
      Issuance of long-term debt                                                         0                0
      Provision for long-term tax                                                        0                0
      Sale and repurchase of common stock, net                                           1                0
      Issuance of stock                                                                  0                0
      Issuance of long term tax-exempt bonds                                             0                0
                                                                              ------------     ------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                     11,339            7,070
                                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                       (898)          (2,141)

CASH, BEGINNING OF YEAR                                                                459            2,505
                                                                              ------------     ------------

CASH, END OF QUARTER                                                          $       (439)    $        363
                                                                              ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $        876     $      1,243
                                                                              ============     ============

           Income taxes, net of refunds                                       $          1     $          1
                                                                              ============     ============

See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended November 30, 2001 (the first quarter of the Company's 2001-2002 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

Revenue for the three months ended November 30, 2001 decreased $4.9 million from the 2000 period, a decrease of 8%. Revenue from the sale of finished goods decreased $4.9 million, while Other income remained steady.

Revenue from the sales of sugar decreased $18.5 million, or 37%, reflecting a 37.9% decrease in volume and a 1.1% increase in the price for sugar. The decrease in volume and revenue is the result of the impact of the forfeiture of sugar to the USDA from the FY 2000 inventory that took place as of 10-1-00.

Revenue from pulp and molasses sales increased $1.0 million or 33.8%, reflecting a 12.4% increase in sales volume and a 21.4% increase in the average gross selling price. Molasses sales prices have strengthened significantly due to a more balanced available supply to market demand.

Revenues from yeast sales decreased $0.2 million or 15.4%, reflecting a 29.4% decrease in sales volume and a 14.0% increase in the average selling price. Selling prices are up due to the competitive nature of the current yeast market, while volume is down temporarily due to a change in the marketing contract and due to seasonal sales patterns.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2001 amounted to $17.5 million or $12.8 million more than the increase in the value of finished goods inventories for November 30, 2000. For November 30, 2001 the increase in the value of sugar inventories was $13.8 million more than the increase of that of the prior year, and for pulp and molasses $1.0 million less. The increase in sugar inventory values is the result of the FY 2000 carryover inventory forfeiture on 10-1-00, which caused a reduction in sugar inventory on that date.

In the consolidated statements of operations, Expenses section, production costs of sugar, co-products and yeast totaled $12.6 million, $.5 million or 4% less than the prior year. The decrease is mainly attributable to normal operations and expense accrual timings when comparing the three month period ending November 30, 2001. Marketing costs totaled $6.4 million, $1.5 million or 19.3% less than the prior year.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory decreased $3.9 million or 14.5% from the fiscal year 2001 period. For fiscal year 2001 the Company is projecting a payment to growers for sugarbeets totaling $55.3 million, which is $27.4 million or 33.2% less than the prior fiscal year. The reduction in payments to members is due to: (1) the result of a 19% reduction in tons of beets delivered by members versus the prior year, and (2) due to lower quality of the beets delivered versus the prior year. The payment is based upon (i) an average delivered sugar content of 17.46%, (ii) a total sugarbeet crop to process of 1.7 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be higher than the previous year. In addition to payments for sugarbeets, growers were paid $6.8 million as a result of the 2001 Sugar PIK program destroyed acres in December 2001 and January 2002. Details of the 2001 Sugar PIK program are available in the United States Department of Agriculture "Notice SU-60".


ESTIMATED FISCAL YEAR 2001 INFORMATION

The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugarbeets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop and the sale of finished products. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 2001 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop are beyond the Company's control. The actual results experienced by the Company may differ materially from the forward-looking statements contained herein.

The recently completed harvest of the sugar beet crop grown during 2001 produced a total of 1.7 million tons of sugarbeets falling behind the prior crop tons per acre, and due to the Sugar PIK program, there were less harvested acres. The sugar content and purity from the 2001 crop were slightly below long-term averages. During the months of November and December, unseasonably warm weather patterns did not cause any unusual damage to the beets under storage, and may have proven beneficial. The remaining beets as of this report are considered to be in above average storage condition.

The Company expects to produce less volume of sugar from the 2001 sugar beet crop because of the sugar PIK program and associated reduction of tons delivered and quality of the beets. Sugar production may end up 10% below the five year average production of sugar. Currently, the factory is averaging a sugarbeet slice rate of 9,055 tons per day, and the ending slice rate is expected to be under the targeted rate for the fiscal year 2001 plan of 9,400 tons per day. It is believed that any minor deviation from plan will not have a detrimental impact to the bottom line of the Company.

Based upon marketing information developed by United Sugars Corporation, the Company currently estimates the average net selling price of the Company's sugar will be more than that of the prior year because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

From the revenues generated from the sale of products produced from each ton of sugarbeets, the Company's operating and fixed costs must be deducted. The deduction of those operating costs results in an estimated gross beet payment of $33.15 per ton of sugarbeets.


LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank for calendar years 2001 and 2002 of $45.0 million.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

* Maintain working capital of not less than $9.0 million as of August 31, 2002.
* Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
* Maintain a current ratio of not less than 1.2:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.
* Maintain an available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of November 30, 2001 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of November 30, 2001 totals $22.5 million compared to $12.0 million at August 31, 2001, an increase of $10.5 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2002 is approximately $11.5 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the three months ended November 30, 2001 was due to the seasonal needs of the 2001/2002 sugarbeet-processing season. The cash used to provide for operations of $11.8 million and for investing activities of $.4 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $11.3 million was primarily provided through proceeds from the issuance of short term debt of $15.4 million; offset by 30% payment of the 1991 crop and 35% of the 1992 crop unit retains and allocated patronage payments of $1.5 million and $2.6 million, in each respective year.

Capital expenditures for the three months ended November 30, 2001 totaled $.5 million. Capital expenditures for fiscal year 2002 are currently estimated at $3.4 million excluding a multi-year steam dryer addition listed below.

The board of directors has approved a $9.3 million capital expenditure project for the installation of a pulp steam dryer. The company is in the process of obtaining tax -exempt bonds to finance this project. The cash flows on this project have not been firmly established, but will likely be starting in the 2nd or 3rd quarter of this fiscal year, continuing through fiscal year 2003, and concluding the first quarter of fiscal year 2004. The projected physical completion date of this project is 8-31-03. As a result of this project, current bank covenant requirements have been reviewed and the Company projects that during and after the completion of the pulp steam dryer project these bank covenants will be in compliance without needing to be modified.

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



                                          MINN-DAK FARMERS COOPERATIVE
                                          ----------------------------
                                                    (Registrant)


Date:  January 14, 2002                   /s/ DAVID H. ROCHE
      --------------------                -----------------------------------
                                          David H. Roche
                                          President and Chief Executive Officer



Date:  January 14, 2002                   /s/ STEVEN M. CASPERS
      ---------------------               -----------------------------------
                                          Steven M. Caspers
                                          Chief Financial Officer