Form 10-Q
period 2002-02-28
MINN DAK FARMERS COOPERATIVE
filed 2002-04-12
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 2002


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

                   YES ___X___                      NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
              Class of Common Stock               April 10, 2002
              ---------------------               --------------
                 $250 Par Value                         490

================================================================================


                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the six month periods ended February 28, 2002 and February 28, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 2001. The results of operations for the six months ended February 28, 2002 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2002.

2. In August 2001, the company declared a revolvement of the remaining 30% of the unit retains and allocated patronage for the 1991 crop and 35% of the unit retains and allocated patronage for the 1992 crop totaling $1,475,742 and $2,647,922, respectively, for a total of $4,123,664. That amount was paid to the stockholders on September 28, 2001.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                  FEBRUARY 28, 2002    AUGUST 31, 2001
ASSETS                                                               (UNAUDITED)           (AUDITED)
------                                                            -----------------    ----------------
CURRENT ASSETS:
     Cash                                                         $           (461)    $            459
                                                                  ----------------     ----------------

     Current portion of long-term note receivable                               65                    3
                                                                  ----------------     ----------------
     Receivables:
         Trade accounts                                                     13,036               15,267
         Growers                                                                 0                3,796
                                                                  ----------------     ----------------
                                                                            13,036               19,063
                                                                  ----------------     ----------------

     Advances to affiliate                                                    (890)                 414
                                                                  ----------------     ----------------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                                68,283               18,649
         Nonmember refined sugar                                             1,855                    4
         Yeast                                                                  98                  121
         Materials and supplies                                              4,418                5,886
         Beet and Juice Inventory                                           11,317                   --
         Other                                                                   0                   --
                                                                  ----------------     ----------------
                                                                            85,971               24,659
                                                                  ----------------     ----------------
     Deferred charges                                                          335                1,085
                                                                  ----------------     ----------------
     Prepaid expenses                                                          567                  617
                                                                  ----------------     ----------------
     Property and equipment available for sale                                 200                  200
                                                                  ----------------     ----------------

            Total current assets                                            98,823               46,500
                                                                  ----------------     ----------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                             21,187               21,187
     Buildings                                                              35,970               35,970
     Factory equipment                                                     112,385              112,348
     Other equipment                                                         3,362                3,416
     Construction in progress                                                  791                   26
                                                                  ----------------     ----------------
                                                                           173,695              172,946
         Less accumulated depreciation                                     (73,300)             (70,059)
                                                                  ----------------     ----------------
                                                                           100,395              102,887
                                                                  ----------------     ----------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                              224                   26
                                                                  ----------------     ----------------

OTHER ASSETS:
     Investments restricted for capital Lease/Bond projects                 13,725                   --
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                        11,221               11,184
     Deferred income taxes                                                      89                   89
     Other                                                                   1,569                1,052
                                                                  ----------------     ----------------
                                                                            26,604               12,325
                                                                  ----------------     ----------------

                                                                  $        226,047     $        161,737
                                                                  ================     ================

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   FEBRUARY 28, 2002    AUGUST 31, 2001
LIABILITIES AND MEMBERS' INVESTMENT                                   (UNAUDITED)           (AUDITED)
-----------------------------------                                -----------------    ----------------
CURRENT LIABILITIES:
      Short-term notes payable                                     $         41,995     $         10,965
                                                                   ----------------     ----------------

      Current portion of long-term debt                                       5,664                4,425
                                                                   ----------------     ----------------

      Accounts payable:
           Trade                                                             (3,570)               1,843
           Growers                                                           18,749               14,817
                                                                   ----------------     ----------------
                                                                             15,179               16,659
                                                                   ----------------     ----------------


      Accrued liabilities                                                     3,780                2,476
                                                                   ----------------     ----------------

                Total current liabilities                                    66,618               34,526

LONG-TERM DEBT, NET OF CURRENT PORTION                                       36,700               39,100

OBLIGATION UNDER CAPITAL LEASE                                               22,820                9,680

OTHER                                                                         1,312                  965

COMMITTMENTS AND CONTINGENCIES                                                   --                    0
                                                                   ----------------     ----------------

                Total liabilities                                           127,450               84,270
                                                                   ----------------     ----------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                     1,368                1,264
                                                                   ----------------     ----------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding                             7,581                7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding                             5,415                5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding                             5,487                5,487
                                                                   ----------------     ----------------
                                                                             18,483               18,483
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 491 shares at February 28,
        2002 and 497 shares at August 31, 2001                                  123                  124
      Paid in capital in excess of par value                                 32,094               32,094
      Unit retention capital                                                  6,476                6,476
      Qualified allocated patronage                                           3,416                3,416
      Nonqualified allocated patronage                                       34,935               14,467
      Retained earnings (deficit)                                             1,702                1,143
                                                                   ----------------     ----------------
                                                                             97,229               76,203
                                                                   ----------------     ----------------

                                                                   $        226,047     $        161,737
                                                                   ================     ================

See Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       FEBRUARY 28,                    FEBRUARY 28,
                                                              ----------------------------     ----------------------------
                                                                  2002            2001             2002            2001
                                                              ------------    ------------     ------------    ------------
REVENUE:
      From sales of sugar, co-products, and
        yeast, net of discounts                               $     67,500    $     72,377     $    122,028    $    131,775
      Other income                                                     284             (38)             320              33
                                                              ------------    ------------     ------------    ------------
                                                                    67,784          72,338          122,348         131,808
                                                              ------------    ------------     ------------    ------------

EXPENSES:
      Production costs of sugar, co-products,
        and yeast sold                                              14,192          14,813           26,802          27,934
      Marketing (includes freight and storage)                       5,357           5,819           11,796          13,797
      General and administrative                                     1,404           1,464            2,735           2,884
      Interest                                                       1,053           1,585            1,958           2,702
      (Gain) loss on disposition of property and equipment              12               0               11               3
                                                              ------------    ------------     ------------    ------------
                                                                    22,019          23,681           43,302          47,321
                                                              ------------    ------------     ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     45,765    $     48,657     $     79,046    $     84,487
                                                              ============    ============     ============    ============

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $        372    $        217     $        559    $        476
                Patronage income                                    10,227          14,616           20,468          23,460
                                                              ------------    ------------     ------------    ------------
                      Net income                                    10,598          14,833           21,027          23,936

           Unit retention capital                                        0               0                0               0
                                                              ------------    ------------     ------------    ------------
                Net credit to members' investment                   10,598          14,833           21,027          23,936

      Payments to members for sugarbeets, net of unit
       retention capital                                            35,167          33,825           58,019          60,551
                                                              ------------    ------------     ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     45,765    $     48,657     $     79,046    $     84,487
                                                              ============    ============     ============    ============

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                       FEBRUARY 28,
                                                                                  2002             2001
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $     21,027     $     23,936
      Add (deduct) noncash items:
           Depreciation and amortization                                             3,320            3,313
           Equipment disposals - loss                                                   11                3
           Net income allocated from unconsolidated marketing subsidiaries            (143)               0
           Noncash portion of patronage capital credits                                  0                0
           Retention of nonqualified unit retains                                        0                0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                     7,331              879
                Inventory, prepaid expenses, and equipment held for resale         (61,263)         (54,910)
                Deferred charges and other assets                                      233            1,229
                Accounts payable, advances, and accrued liabilities                    102               66
                                                                              ------------     ------------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES          (29,383)         (25,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                         4                0
      Capital expenditures                                                            (837)            (863)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                                    0                0
      Net proceeds from patronage refunds and equity revolvements                      106
      Note receivable from unconsolidated marketing subsidiaries                      (198)               0
      Restricted bond fund/lease investment                                        (13,725)               0
      Minority interest in equity of subsidiaries                                      104               94
                                                                              ------------     ------------
                      Net cash used in investing activities                        (14,545)            (769)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                                 31,030           25,459
      Payment of long-term debt                                                     (2,021)          (1,781)
      Payment of unit retains and allocated patronage                                    0                1
      Issuance of long-term lease                                                   14,000                0
      Provision for long-term tax                                                        0                0
      Sale and repurchase of common stock, net                                          (2)               1
      Issuance of stock                                                                  1                0
      Issuance of long term tax-exempt bonds                                             0                0
                                                                              ------------     ------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                     43,008           23,680
                                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                       (920)          (2,573)

CASH, BEGINNING OF YEAR                                                                459            2,505
                                                                              ------------     ------------

CASH, END OF QUARTER                                                          $       (461)    $        (69)
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $      1,835     $      2,443
                                                                              ============     ============

           Income taxes, net of refunds                                       $          3     $          3
                                                                              ============     ============

See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 28, 2002

                              AND FEBRUARY 28, 2001

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended February 28, 2002 (the second quarter of the Company's 2001-2002 fiscal year) and February 28, 2001 (the second quarter of the Company's 2000-2001 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

Revenue for the three months ended February 28, 2002 decreased $4.6 million from the 2001 period, a decrease of 6%. Revenue from the sale of finished goods decreased $2.1 million, and finished goods inventory decreased $2.8 million. Other income increased $0.3 million.

Revenue from the sales of sugar decreased $1.7 million, or 5%, reflecting a 12% decrease in volume and a 7% increase in the price for sugar. The decrease in volume is due to a smaller beet crop to process, and therefore less sugar available for sale.

Revenue from pulp and molasses sales decreased $0.4 million or 9%, reflecting a 21% decrease in sales volume and a 12% increase in the average gross selling price. The reduction is sales volume is primarily due to the timing of customer purchases.

Revenues from yeast sales were within $0.1 million or 2%, reflecting a 9% decrease in sales volume and a 7% increase in the average selling price.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 28, 2002 amounted to $32.1 million or $2.8 million less than the increase in the value of finished goods inventories for February 28, 2001. For February 28, 2002 the increase in the value of sugar inventories was $2.9 million less than the increase of that of the prior year, and for pulp and molasses $0.1 million more. The increase in sugar inventory value is the result of a higher volume of sugar on hand at a higher value versus the prior period. Higher volumes are a result of the timing of production versus customer shipments.

In the consolidated statements of operations, Expenses section, production costs of sugar, by-products and yeast totaled $22.0 million, $1.7 million or 7% less than the prior year. The decrease is mainly attributable to production, marketing and interest. Marketing costs totaled $5.4 million, $.5 million or 8% less than the prior year. Interest expense totaled $1.1 million, down 34% from the prior year, primarily due to lower interest rates.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory increased $1.3 million or 4% from the fiscal year 2001 period. For fiscal year 2002 the Company is projecting a payment to growers for sugarbeets totaling $67.3 million, which is $15.4 million or 18% less than the prior fiscal year. The payment is based upon (i) an average delivered sugar content of 17.46%, (ii) a total sugarbeet crop to process of 1.7 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be higher than the previous year. In addition to payments for sugarbeets, growers were paid $6.8 million in December 2001 and January 2002 as a result of acres of sugarbeets destroyed as part of the 2001 Sugar PIK program that was implemented by United States Department of Agriculture.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

Revenue for the six months ended February 28, 2002 decreased $9.5 million from the 2001 period, a decrease of 7.2%. Revenue from the sale of finished goods decreased $19.8 million, while the change in the value of finished goods inventory increased $10.0 million.

Revenue from the sales of sugar decreased $20.2 million or 24.5%, reflecting a 27.8% decrease in volume and a 3.3% increase in the price for sugar. The decrease in volume and revenue is the result of forfeiture of sugar to the USDA from the FY 2000 inventory as of 10-1-00. Additionally the decrease in volume is due to a smaller beet crop to process, and therefore less sugar available for sale.

Revenue from pulp and molasses sales increased $0.6 million or 9.6%, reflecting a 6.8% decrease in sales volume and a 16.4% increase in the average gross selling price. The selling price for molasses is responsible for the increase in the average gross selling price for pulp and molasses and results from a general lack of domestic supply of beet molasses.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") decreased $0.3 million or 8.8%, reflecting a 19.8% decrease in sales volume and an 11.0% increase in the average selling price. Recent changes to the contract with Sensient Technologies ("Sensient"), the Company's 20% equity partner in MDYC, whereby Sensient is still responsible for the purchase of minimum volumes of yeast produced by MDYC but no longer has interests in their own yeast producing assets (Red Star Yeast Division), has created a situation whereby Sensient has found it more difficult to find and secure enough customers to fill the volume commitments in a timely fashion. This situation is deemed to be temporary by Sensient, and that long-term, they will be able to meet their minimum volume requirements under the yeast purchase contract with the Company.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 2002 amounted to $49.6 million or $10.0 million more than the increase in the value of finished goods inventories for February 28, 2001.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold decreased $4.0 million or 8.5%. The decrease in production costs for the six months ended February 28, 2002 is mainly due to a smaller crop, less sugar marketed to date, and lower interest costs.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) decreased $5.4 million or 6.5% from the prior period. For fiscal year 2002 the Company is projecting a payment to growers for sugarbeets totaling $67.3 million, which is $15.4 million or 18% less than the prior fiscal year. The payment is based upon
(i) an average delivered sugar content of 17.46%, (ii) a total sugarbeet crop to process of 1.7 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be higher than the previous year. In addition to payments for sugarbeets, growers were paid $6.8 million in December 2001 and January 2002 as a result of acres of sugarbeets destroyed as part of the 2001 Sugar PIK program.


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

The recently completed harvest of the sugar beet crop grown during 2001 produced a total of 1.7 million tons of sugarbeets, falling behind the prior crop tons per acre, and due to the Sugar PIK program that was implemented by United States Department of Agriculture, there were less harvested acres. The sugar content and purity from the 2001 crop were slightly below long-term averages. During the months of November through March, unseasonably warm weather patterns did not cause any unusual damage to the beets under storage, and may have proven beneficial.

The Company expects to produce less volume of sugar from the 2001 sugar beet crop because of the sugar PIK program and associated reduction of tons delivered and quality of the beets. Sugar production is currently projected to be approximately 4,660,000 cwt. The 2001-2002 sugar beet slicing campaign ended March 4th with an average slice rate of 9,276 tons per day. Approximately 600,000 cwt of sugar (already included in the 4,660,000cwt of projected production) is expected to be produced as a result of a thick juice campaign in the months of April and May. Sugar produced was originally projected to be 4,290,000 cwt. The increased sugar production is the result of favorable weather for storage and an improved method of managing beets for prolonged storage that had previously been deep-frozen.

Based upon marketing information developed by United Sugars Corporation, the Company's marketing subsidiary organization, the Company currently estimates the average net selling price of the Company's sugar will be more than that of the prior year because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

From the revenues generated from the sale of products produced from each ton of sugarbeets, the Company's operating and fixed costs must be deducted. The deduction of those operating costs results in a revised estimated gross beet payment of $40.36 per ton of sugarbeets vs. the original estimate of $33.15 per ton.


LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank for calendar years 2002 and 2003 of $45.0 million. The financing arrangement with Co-Bank went through its annual renewal in March 2002 with only minor modifications.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

* Maintain working capital of not less than $9.0 million as of August 31, 2002.
* Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
* Maintain a current ratio of not less than 1.2:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.
* Maintain available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of February 28, 2002 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 28, 2002 totals $32.2 million compared to $12.0 million at August 31, 2001, an increase of $20.2 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2002 is approximately $11.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the six months ended February 28, 2002 was due to the seasonal needs of the 2001/2002 sugarbeet-processing season. The cash used to provide for operations of $29.1 million and for investing activities of $.8 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $29.0 million was primarily provided through proceeds from the issuance of short-term debt of $31.0 million; offset by $2.0 million of long-term debt payments.

Capital expenditures for the six months ended February 28, 2002 totaled $.8 million. Capital expenditures for fiscal year 2002 are currently estimated at $3.4 million excluding the steam dryer plant improvement.

The Company has contracted to install a steam dryer at a cost of approximately $9.0 MM and a construction completion date of September 2003. The funding for this investment will be in the form of a capital lease supported by tax-exempt bonds. On February 28, 2002, the Company completed a transaction where $14.0 MM of tax-exempt bonds was secured. Of the $14.0 MM in bonds, $9.0 MM was estimated for the steam dryer project, $1.5 MM for solid waste projects currently in process and $3.5 MM for anticipated future solid waste project needs. The Company anticipates approximately $2.0 MM of the bond Proceeds will be used for the steam dryer project for the fiscal year ended August 31, 2002.

The bond of $14.0 MM was sold in a single transaction. The proceeds from these bonds are held in trust until the funds are spent on approved projects. The bond transaction and restricted bond investments associated with the transaction are subject to arbitrage compliance rules for solid waste tax-exempt bond projects.

The bonds are secured by a letter of Credit from Wells Fargo Bank. The letter of credit is ultimately secured by the plant and property of the Company facility at Wahpeton, ND.

As part of the Steam Dryer purchase, the Company has used $1 million of its $45 million seasonal line of credit for the required Commercial Letter of Credit contained in the Steam Dryer Purchase Contract. In addition, because portions of the contract are in Euro, the Company has entered into forward purchase Euro contracts to hedge against currency fluctuations during this contract period. The value of these Euro contracts are $1.8 million (US). The contracts were made in April of 2002.

The Company is not aware of any known trends, demands, commitments, events or uncertainties that will be reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

The Company is not aware of any known material trends, either favorable or unfavorable, that would cause the mix of equity to debt or the cost of debt to materially change.

The Company is not aware of any off-balance sheet activity that could have a material impact on the Company's revenues, expenses, liquidity, or balance sheet.

PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
None


ITEM 2.  CHANGES IN SECURITIES
None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders was held on December 4, 2001. At the meeting the Cooperative held election of directors. Elected to three year terms by voice vote and unanimous consent were the following directors: Russell Mauch, district two; Edward Moen, Jr., district three; Victor Krabbenhoft, district 9. In addition, the following directors (including current expiration of term) continued on following the Cooperative's annual meeting: Jerry Meyer, district one (2003); Mike Hasbargen, district four (2002); Jack Lacey, district five
(2002); Charles Steiner, district six (2003); Paul Summer, district seven
(2002); and Douglas Etten, district 8 (2003).


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



                                        MINN-DAK FARMERS COOPERATIVE
                                        ----------------------------
                                                (Registrant)


Date:   April 12, 2002                  /s/ DAVID H. ROCHE
      ------------------                -------------------------------------
                                        David H. Roche
                                        President and Chief Executive Officer



Date:   April 12, 2002                  /s/ STEVEN M. CASPERS
      ------------------                -------------------------------------
                                        Steven M. Caspers
                                        Chief Financial Officer