Form 10-Q
period 2002-05-31
MINN DAK FARMERS COOPERATIVE
filed 2002-07-12
CIK 948218

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 2002


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

                  YES ___X___                     NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Outstanding at
                  Class of Common Stock        July 12, 2002
                  ---------------------        -------------
                     $250 Par Value                 488

================================================================================


                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the nine month periods ended May 31, 2002 and May 31, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 2001. The results of operations for the nine months ended May 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2002.

2. In August 2001, the company declared a revolvement of the remaining 30% of the unit retains and allocated patronage for the 1991 crop and 35% of the unit retains and allocated patronage for the 1992 crop totaling $1,475,742 and $2,647,922, respectively, for a total of $4,123,664. That amount was paid to the stockholders on September 28, 2001.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                   MAY 31, 2002      AUGUST 31, 2001
ASSETS                                                              (UNAUDITED)         (AUDITED)
------                                                            --------------     --------------
CURRENT ASSETS:
     Cash                                                         $           42     $          459
                                                                  --------------     --------------

     Current portion of long-term note receivable                             29                  3
                                                                  --------------     --------------
     Receivables:
         Trade accounts                                                   13,925             15,267
         Growers                                                           3,964              3,796
                                                                  --------------     --------------
                                                                          17,890             19,063
                                                                  --------------     --------------

     Advances to affiliate                                                   778                414
                                                                  --------------     --------------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                              52,912             18,649
         Nonmember refined sugar                                           1,884                  4
         Yeast                                                                88                121
         Materials and supplies                                            4,653              5,886
         Beet and Juice Inventory                                              0                 --
         Other                                                             1,283                 --
                                                                  --------------     --------------
                                                                          60,820             24,659
                                                                  --------------     --------------
     Deferred charges                                                        631              1,085
                                                                  --------------     --------------
     Prepaid expenses                                                        437                617
                                                                  --------------     --------------
     Property and equipment available for sale                               200                200
                                                                  --------------     --------------

            Total current assets                                          80,827             46,500
                                                                  --------------     --------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                           21,187             21,187
     Buildings                                                            35,970             35,970
     Factory equipment                                                   112,591            112,348
     Other equipment                                                       3,283              3,416
     Construction in progress                                              1,791                 26
                                                                  --------------     --------------
                                                                         174,822            172,946
         Less accumulated depreciation                                   (74,849)           (70,059)
                                                                  --------------     --------------
                                                                          99,973            102,887
                                                                  --------------     --------------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                            224                 26
                                                                  --------------     --------------

OTHER ASSETS:
     Investments restricted for capital lease projects                    13,036                 --
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                      12,626             11,184
     Deferred income taxes                                                    89                 89
     Other                                                                 1,490              1,052
                                                                  --------------     --------------
                                                                          27,241             12,325
                                                                  --------------     --------------

See Notes to Consolidated Financial Statements                    $      208,265     $      161,737
                                                                  ==============     ==============

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    MAY 31, 2002     AUGUST 31, 2001
                                                                     (UNAUDITED)        (AUDITED)
                                                                   --------------    --------------

LIABILITIES AND MEMBERS' INVESTMENT
-----------------------------------
CURRENT LIABILITIES:
      Short-term notes payable                                     $       30,830    $       10,965
                                                                   --------------    --------------

      Current portion of long-term debt                                     3,601             3,610
      Current portion of long-term lease                                      860               815
                                                                   --------------    --------------
                                                                            4,461             4,425
      Accounts payable:
           Trade                                                            2,890             1,843
           Growers                                                         16,195            14,817
                                                                   --------------    --------------
                                                                           19,084            16,659
                                                                   --------------    --------------


      Accrued liabilities                                                   2,176             2,476
                                                                   --------------    --------------

                Total current liabilities                                  56,548            34,526

LONG-TERM DEBT, NET OF CURRENT PORTION                                     35,500            39,100

OBLIGATION UNDER CAPITAL LEASE                                             22,820             9,680

OTHER                                                                       1,547               965

COMMITTMENTS AND CONTINGENCIES                                                 --                 0
                                                                   --------------    --------------

                Total liabilities                                         116,415            84,270
                                                                   --------------    --------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                   1,439             1,264
                                                                   --------------    --------------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding                           7,581             7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding                           5,415             5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding                           5,487             5,487
                                                                   --------------    --------------
                                                                           18,483            18,483
      Common stock, 600 shares authorized, $250 par value;
        issued and outstanding, 488 shares at May 31,
        2002 and 497 shares at August 31, 2001                                122               124
      Paid in capital in excess of par value                               32,094            32,094
      Unit retention capital                                                6,476             6,476
      Qualified allocated patronage                                         3,416             3,416
      Nonqualified allocated patronage                                     27,734            14,467
      Retained earnings (deficit)                                           2,086             1,143
                                                                   --------------    --------------
                                                                           90,412            76,203
                                                                   --------------    --------------

See Notes to Consolidated Financial Statements                     $      208,265    $      161,737
                                                                   ==============    ==============

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         MAY 31,                          MAY 31,
                                                              -----------------------------    ----------------------------
                                                                  2002             2001            2002            2001
                                                              ------------     ------------    ------------    ------------
REVENUE:
      From sales of sugar, co-products, and
        yeast, net of discounts                               $     25,019     $     35,170    $    147,046    $    166,945
      Other income                                                   1,415              872           1,735             905
                                                              ------------     ------------    ------------    ------------
                                                                    26,433           36,042         148,781         167,850
                                                              ------------     ------------    ------------    ------------

EXPENSES:
      Production costs of sugar, co-products,
        and yeast sold                                               7,507            9,637          34,309          37,571
      Marketing (includes freight and storage)                       4,233            7,394          16,029          21,191
      General and administrative                                     1,589            1,611           4,324           4,495
      Interest                                                       1,070            1,434           3,028           4,136
      (Gain) loss on disposition of property and equipment              24               32              35              35
                                                              ------------     ------------    ------------    ------------
                                                                    14,423           20,108          57,724          67,427
                                                              ------------     ------------    ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     12,010     $     15,934    $     91,057    $    100,423
                                                              ============     ============    ============    ============

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $        384     $        323    $        943    $        799
                Patronage income                                    (7,201)             325          13,267          23,785
                                                              ------------     ------------    ------------    ------------
                      Net income                                    (6,817)             648          14,210          24,585

           Unit retention capital                                        0                0               0               0
                                                              ------------     ------------    ------------    ------------
                Net credit to members' investment                   (6,817)             648          14,210          24,585

      Payments to members for sugarbeets, net of unit
       retention capital                                            18,826           15,286          76,846          75,838
                                                              ------------     ------------    ------------    ------------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $     12,010     $     15,934    $     91,057    $    100,423
                                                              ============     ============    ============    ============

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                         MAY 31,
                                                                                  2002              2001
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $     14,210     $     24,585
      Add (deduct) noncash items:
           Depreciation and amortization                                             5,148            5,101
           Equipment disposals - loss                                                   35               35
           Net income allocated from unconsolidated marketing subsidiaries            (245)            (207)
           Noncash portion of patronage capital credits                             (1,304)            (778)
           Retention of nonqualified unit retains                                        0                0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                       810           (2,198)
                Inventory, prepaid expenses, and equipment held for resale         (35,981)         (30,107)
                Deferred charges and other assets                                      454            1,007
                Accounts payable, advances, and accrued liabilities                  2,749           (2,314)
                                                                              ------------     ------------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES          (14,123)          (4,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                         4                0
      Capital expenditures                                                          (2,106)          (1,504)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                                    0                0
      Net proceeds from patronage refunds and equity revolvements                      106              101
      Issuance of notes receivable                                                    (261)               0
      Proceeds on notes receivable                                                      35                0
      Restricted bond/lease fund investment                                        (13,036)               0
      Minority interest in equity of subsidiaries                                      175              148
                                                                              ------------     ------------
                      NET CASH USED IN INVESTING ACTIVITIES                        (15,082)          (1,255)
                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                                 19,865            6,366
      Payment of long-term debt                                                     (4,424)          (2,784)
      Payment of financing fees                                                       (605)            (135)
      Payment of unit retains and allocated patronage                                    0                1
      Issuance of long-term lease                                                   13,955                0
      Provision for long-term tax                                                        0                0
      Sale and repurchase of common stock, net                                          (2)               4
      Issuance of stock                                                                  0                0
      Issuance of long term tax-exempt bonds                                             0                0
                                                                              ------------     ------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                     28,789            3,451
                                                                              ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                       (417)          (2,682)

CASH, BEGINNING OF YEAR                                                                459            2,505
                                                                              ------------     ------------

CASH, END OF QUARTER                                                          $         42     $       (178)
                                                                              ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $      2,809     $      3,251
                                                                              ============     ============

           Income taxes, net of refunds                                       $          8     $          9
                                                                              ============     ============

See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended May 31, 2002 (the third quarter of the Company's 2001-2002 fiscal year) and May 31, 2001 (the third quarter of the Company's 2000-2001 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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

The Farm Security and Rural Investment Act of 2002 ("Farm Bill") has been passed and signed. Contained within the sugar title of the Farm Bill are provisions, such as Marketing Allotments for sugar, which may have a material impact on the operations of the Company. The USDA has not provided the Company with the final regulations associated with the sugar title of the 2002 Farm Bill as of the date of this report. Until regulations are promulgated, the Company is not able to fully analyze the future impacts of the sugar title of the 2002 Farm Bill. Regulations are required to be issued prior to the start of the federal government's next fiscal year, which begins October 1, 2002.

RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001
Revenue for the three months ended May 31, 2002 decreased $10.2 million from the 2001 period, a decrease of 28.9%. Revenue from the sale of finished goods decreased $5.7 million, while finished goods inventory decreased $4.5 million. Other income increased $0.5 million.

It should be noted that the sugar slicing campaign ended March 5, 2002 versus April 9, 2001 for the prior year. This difference was the result of a smaller crop to be processed; therefore changes in comparative information for revenues and expenses for the three months ended May 31, 2002 are primarily the result of the crop size and not the result of adverse general business conditions.

Revenue from the sales of sugar decreased $5.5 million, or 13%, reflecting a 21% decrease in volume and an 8% increase in the price for sugar.

Revenue from pulp and molasses sales decreased $0.1 million or 3%, reflecting a 10% decrease in sales volume and a 7% increase in the average gross selling price.

Revenues from yeast sales were within $0.1 million or 3%, reflecting an 8% decrease in sales volume and a 5% increase in the average selling price. Selling prices have increased somewhat after a period of severe price pressure in the yeast marketplace.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The decrease in the value of finished goods inventories for the three months ended May 31, 2002 amounted to $15.4 million or $4.5 million more than the decrease in the value of finished goods inventories for May 31, 2001. For May 31, 2002 the decrease in the value of sugar inventories was $4.1 million less than the decrease of that of the prior year, and for pulp $0.3 million more. The decrease in sugar inventory values is primarily the result of a lower volume of sugar on hand versus the prior period.

In the consolidated statements of operations, Expenses section, production costs of sugar, by-products and yeast totaled $7.5 million, $2.1 million or 28% less than the prior year. Marketing costs totaled $4.2 million, $3.2 million or 43% less than the prior year. General and administrative costs totaled $1.6 million, very slightly less than the prior year. Interest expense totaled $1.1 million, $.4 million or 28% less than the prior year. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, increased $3.5 million or 23% from the fiscal year 2001 period. For fiscal year 2002 the Company is projecting a payment to growers for sugarbeets net of unit retention capital totaling $70.0 million, which is $7.5 million or 12% more than the February 28, 2002 estimate. $3.6 million of the $7.5 million projected increase was due to higher than anticipated sugar production from the 2001 sugarbeet crop while $2.5 million was due to higher sugar prices. The payment is based upon (i) an average delivered sugar content of 17.46%, (ii) a total sugarbeet crop to process of 1.7 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be higher than the previous year. In addition to payments for sugarbeets, growers were paid $6.8 million as a result of the Sugar PIK program destroyed acres in December 2001 and January 2002.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

Revenue for the nine months ended May 31, 2002 decreased $19.9 million from the 2001 period, a decrease of 11.95%. Revenue from the sale of finished goods decreased $25.4 million, while the change in the value of finished goods inventory increased $5.5 million.

Revenue from the sales of sugar decreased $25.7 million or 21%, reflecting a 26% decrease in volume and a 5% increase in the price for sugar. The decrease in volume and revenue is the result of forfeiture of sugar to the USDA from the FY 2000 inventory as of 10-1-00 in addition the decrease in volume is due to a smaller beet crop to process, and therefore less sugar available for sale.

Revenue from pulp and molasses sales increased $.6 million or 6%, reflecting an 8% decrease in sales volume and a 14% increase in the average gross selling price. Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") decreased $0.3 million or 7%, reflecting a 16% decrease in sales volume and a 9% increase in the average selling price.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2002 amounted to $34.3 million or $5.5 million more than the value of finished goods inventories for May 31, 2001.

In the consolidated statements of operations, Expenses section, production costs of sugar, by-products and yeast totaled $34.3 million, $3.3 million or 10% less than the prior year. This 10% reduction reflects lower operating and maintenance costs resulting from producing 17% less sugar. Marketing costs totaled $16.0 million, $5.2 million or 24% less than the prior year while sales volume is 25% less than the prior year. General and administrative costs totaled $4.3 million, $.2 million or 5% less than the prior year. Interest expense totaled $3.0 million, $1.1 million or 27% less than the prior year, primarily a result of lower interest rates.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) increased $1.0 million or 1% from the prior period. For fiscal year 2002 the Company is projecting a payment to growers for sugarbeets net of unit retention capital totaling $70.0 million, which is $7.5 million or 12% more than the February 28, 2002 estimate. $3.6 million of the $7.5 million projected increase was due to higher than anticipated sugar production from the 2001 sugarbeet crop while $2.5 million was due to higher sugar prices. The payment is based upon (i) an average delivered sugar content of 17.46%, (ii) a total sugarbeet crop to process of 1.7 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be higher than the previous year. In addition to payments for sugarbeets, growers were paid $6.8 million as a result of the Sugar PIK program destroyed acres in December 2001 and January 2002.

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

The harvest of the sugarbeet crop grown during 2001 produced a total of 1.7 million tons of sugarbeets, falling behind the prior crop tons per acre. Also, due to the Sugar PIK program that was implemented by United States Department of Agriculture, there were less harvested acres. The sugar content and purity from the 2001 crop were slightly below long-term averages. During the months of November through March, unseasonably warm weather patterns did not cause any unusual damage to the beets under storage, and may have proven beneficial.

The Company expected to produce less volume of sugar from the 2001 sugarbeet crop because of the sugar PIK program and associated reduction of tons delivered and quality of the beets. Sugar production from the 2001 crop was 4,665,000 cwt based on current inventory measurements. The 2001-2002 sugarbeet slicing campaign ended March 4th with an average slice rate of 9,276 tons per day. Sugar production was originally projected to be 4,290,000 cwt. The increased sugar production was the result of favorable weather for storage and an improved method of managing beets for prolonged storage that had previously been deep-frozen.

Based upon marketing information developed by United Sugars Corporation, the Company's marketing subsidiary organization, the Company currently estimates the average net selling price of the Company's sugar will be more than that of the prior year because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

From the revenues generated from the sale of products produced from each ton of sugarbeets, the Company's operating and fixed costs must be deducted. The deduction of those operating costs results in a revised estimated gross beet payment of $42.00 per ton of sugarbeets versus the February estimate of $40.36 per ton, and versus the original estimate of $33.15 per ton. The Company believes the production estimates for finished products from the 2001 crop are now substantially correct as the production has been completed and the primary remaining variances will be from minor storage measurement adjustments. The Company believes the market price for the 2001 crop estimate is within a 2% tolerance of the final audited returns. The final quarter of the fiscal year is a time when the Company makes its facility ready for the processing of the coming crop. It is during this time that major unanticipated repair costs could be uncovered, although currently the Company knows of no such major unanticipated repairs.

2002 CROP PROGRESS REPORT

113,500 acres have been planted with 11,500 acres having to be replanted as a result of frost and wind damage. Most of the area has sufficient topsoil moisture at this time for the crop to continue development. Weed control up to this point has been good. No major problems with insects or diseases have been noticed. The Company rates this crop as near average as of this filing.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank for the period 6-1-02 through 5-31-03 of $45.0 million. The financing arrangement with Co-Bank went through its annual renewal in March 2002 with only minor modifications. The Company anticipates using the USDA Sugar Loan Provisions contained in the 2002 Farm Bill to provide an additional source of seasonal financing for the 2002 and future crops.

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

As of May 31, 2002 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2002 totals $24.3 million compared to $12.0 million at August 31, 2001, an increase of $12.3 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2002 is approximately $11.0 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the nine months ended May 31, 2002 was due to the seasonal needs of the 2001/2002 sugarbeet-processing season. The cash used to provide for operations of $14.1 million and for investing activities of $15.1 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $28.8 million was primarily provided through proceeds from the issuance of short-term debt of $19.9 million; issuance of long-term lease of $14.0 million; offset by $5.0 million of long-term debt payments and financing fees.

Capital expenditures for the nine months ended May 31, 2002 totaled $2.1 million. Capital expenditures for fiscal year 2002 are currently estimated at $3.4 million excluding the steam dryer plant improvement.

The Company has elected to install a steam dryer at a cost of approximately $9.0 MM and a construction completion date of September 2003. The funding for this investment will be in the form of a capital lease supported by tax-exempt bonds. On February 28, 2002, the Company completed a transaction where $14.0 MM of tax-exempt bonds was secured. Of the $14.0 MM in bonds, $9.0 MM was estimated for the steam dryer project, $1.5 MM for solid waste projects currently in process and $3.5 MM for anticipated future solid waste project needs. The Company anticipates approximately $2.0 MM of the Bond Proceeds will be used for the steam dryer project for the fiscal year ended August 31, 2002.

The Bond Proceeds of $14.0 MM were required to be sold in a single transaction. The proceeds from these bonds are held in trust until the funds are spent on approved projects. The bond transaction and restricted bond investments associated with the transaction are subject to arbitrage compliance rules for solid waste tax-exempt bond projects.

The Bonds are secured by a letter of Credit from Wells Fargo Bank. The letter of credit is ultimately secured by the plant and property of the Company facility at Wahpeton, ND.

The Steam Dryer Purchase agreement was entered into in April 2002.

As part of the Steam Dryer purchase, the Company has used $1 million of its $45 million seasonal line of credit for the required Commercial Letter of Credit contained in the Steam Dryer Purchase Contract. In addition, because portions of the contract are in Euro, the Company has entered into forward purchase Euro contracts to hedge against currency fluctuations during this contract period.

The Company is not aware of any known trends, demands, commitments, events or uncertainties that will likely result in the Company's liquidity increasing or decreasing in any material way.

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



                                        MINN-DAK FARMERS COOPERATIVE
                                        ----------------------------
                                                (Registrant)


Date:   July 12, 2002                   /s/ DAVID H. ROCHE
      --------------------              -------------------------------------
                                        David H. Roche
                                        President and Chief Executive Officer



Date:   July 12, 2002                   /s/ STEVEN M. CASPERS
      ---------------------             -------------------------------------
                                        Steven M. Caspers
                                        Chief Financial Officer