Form 10-K
period 2002-08-31
MINN DAK FARMERS COOPERATIVE
filed 2002-11-26
CIK 948218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            For the fiscal year ended
                                 AUGUST 31, 2002
                                       Or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            -------------------------
                                 Commission File
                                  No. 33-94644
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Minn-Dak Farmers Cooperative has previously registered securities for offer and sale pursuant to the Securities Act of 1933, as amended (the "Securities Act"). As a result of that previous registration under the Securities Act, under Sections 15(d) and 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Cooperative is obligated to file quarterly reports on form 10-Q, annual reports on Form 10-K and supplemental reports on Form 8-K. However, the Cooperative has not registered any of its securities under Section 12(g) of the Exchange Act. The Cooperative is exempt from any obligation to register its securities under the Exchange Act due to the provisions of Section 12(g)(2)(E), which exempts from Exchange Act registration any security of an issuer, such as the Cooperative, which is a "cooperative association" as defined in the Agricultural Marketing Act of 1929. As a result, those provisions of the Exchange Act, which are applicable only to securities registered under Section 12 of that act, do not apply to shares issued by the Cooperative. The provisions, which do not apply to the Cooperative's shares, include the regulation of proxies under
Section 14 of the Exchange Act and the reporting and other obligations of directors, officers and principal stockholders under Section 16 of the Exchange Act.

         As of November 13, 2002, 488 shares of the Company's Common Stock and 72,200 "units" of the Registrant's Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 6% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company's available stock was traded at arm's length during the fiscal year ended August 31, 2002.

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



DOCUMENTS INCORPORATED BY REFERENCE - None



ITEM 1.  BUSINESS

         Minn-Dak Farmers Cooperative ("Minn-Dak" or the "Company") is a North Dakota agricultural cooperative that was formed in 1972 and has 488 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company's offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company's facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation. The Company's beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative.

         Minn-Dak's corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075 (telephone number (701) 642-8411). Its fiscal year ends August 31.

PRODUCTS AND PRODUCTION

         The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also markets certain co-products of the sugar it produces, such as beet molasses and beet pulp pellets. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company's sugar production location. Minn-Dak Yeast Company, Inc. produces fresh baker's yeast and provided revenues totaling approximately 4% of the Company's gross revenues for the fiscal year ended August 31, 2002.

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

         Sugarbeets deteriorate in storage due to the organic nature of their existence. Beets harvested prior to obtaining a root temperature of fifty degrees or less must be processed as soon as possible or sugar loss will occur and they will deteriorate. The plant start up in the fall is timed to the anticipated end of processing in the spring. The plan of the Company is to finish processing unprotected beets prior to early March, ventilated beets prior to early April, and storage shed beets as soon thereafter as is possible.

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


RECENT CROPS

         The Company's members harvested 2.4 million tons of sugarbeets from the 2002 crop, the largest crop ever delivered to the Company. Sugar content of the 2002 crop at harvest was 4% below the average of the five most recent years. Because of the record size of the crop delivered, the Company's production of sugar from the 2002 crop sugarbeets is expected to set a new record for sugar produced. This forward-looking material is based on the Company's expectations regarding the processing of the 2002 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugarbeets. The Company's initial beet payment estimate totals $38.15 per ton or $.13130869 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2003.

         For a discussion of the 2001, 2000 and 1999 crops and results of operations for fiscal years 2002, 2001 and 2000, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MARKETING, CUSTOMERS AND PRICING

         Since January 1, 1994 United Sugars Corporation ("United Sugars") a common marketing agency operating on a cooperative basis, owned by the Company and three other sugar producing companies (American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation) to market sugar produced by the four member owners, has marketed the Company's sugar.

         At August 31, 2002 the Company had an ownership interest in United Sugars (year to date contributed capital) totaling $1.2 million, which represented approximately 13% of the total.

          The Company, as well as the other members of United Sugars, has entered into a "Uniform Member Marketing Agreement" with United Sugars. Under that agreement, the sugar produced by the

Company is pooled with sugar produced by the other sugar-producing member owners and is then sold through the efforts of United Sugars. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company's pro rata share of the marketing and sales expenses incurred by United Sugars. Any net proceeds from the operation of United Sugars are distributed to the various members on a patronage basis.

         On November 15, 2002, Southern Minnesota Sugarbeet Cooperative provided United Sugars with a formal, written notice that it intends to leave the United Sugars organization. The Uniform Member Marketing Agreement provides that when a member serves notice of its intent to leave United Sugars it must provide a minimum of fifteen months notice. In this case, Southern Minnesota Sugarbeet Cooperative has provided United Sugars twenty-one months notice. The marketing or financial impact, if any, to United Sugars or to the Company of the departure of this member is not currently known. Southern Minnesota Sugarbeet Cooperative has averaged 11% of United Sugars annual production volume.

         United Sugars sells industrial bulk sugar, industrial bagged sugar, and retail bagged sugar and specialty sugars. It distributes both cane sugar and beet sugar, and distributes sugar to customers over a large geographical area. United Sugars markets the Company's sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars includes most of the large industrial sugar users. The customer base also includes retail grocery and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2002, 94% of the Company's sugar was shipped in bulk form, mostly to industrial users, and 6% in bagged powdered sugar.

         The prices at which United Sugars sells the Company's sugar fluctuate periodically based on changes in domestic sugar supply and demand. Bulk sugar, the largest portion of the Company's sales, is contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold mostly on a spot basis. Current net selling prices for sugar are forecast to be higher than the prior two years because of : (1) the Federal Government's imposition of marketing allotments, which is provided for in the 2002 Farm Bill; (2) government ownership of sugar (Commodity Credit Corporation) has been reduced, thereby not being as great a negative influence on sugar pricing as in the previous two years.

         The Company markets its co-products, dried beet pulp and beet molasses, through Midwest Agri-Commodities Company ("Midwest Agri"), a cooperative whose members are the Company, American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative. Midwest Agri markets beet pulp, beet molasses and other liquid livestock feed for its member owners as well as non-members. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.

         A "Uniform Member Marketing Agreement" evidences the sales and marketing arrangement with Midwest Agri. Under that agreement, the beet pulp and beet molasses produced by the Company is pooled with beet pulp and beet molasses produced by the other producing member owners and non-members and is then sold through the efforts of Midwest Agri. The Company receives payment for its beet pulp and beet molasses by receiving its pro rata share of the net proceeds from the sale of the pooled beet pulp and beet molasses. The net proceeds of such sales represent the gross proceeds of the sale of the beet pulp and beet molasses, adjusted for the various costs and expenses of marketing the pooled beet pulp and beet molasses, including the Company's pro rata share of the marketing and sales expenses incurred by Midwest Agri. Any net proceeds from the operation of Midwest Agri are distributed to the various members and non-members on a patronage basis.

         For the year ended August 31, 2002, approximately 56% of the Company's beet pulp production was exported to Japan and Europe, and the remaining 44% was sold domestically. The market for beet pulp is affected by the availability and quality of competitive feedstuffs and by the strength of the U.S. dollar relative to local currencies in export markets. Dried beet pulp prices decreased in FY 2002 due to high beginning inventories in Japan, the strength of the dollar against the Yen and Euro, and an abundance of competitive feedstuffs available in both the export and domestic markets. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. Beet molasses prices increased in FY 2002 due to shrinking supplies of domestically produced molasses and improvement in worldwide prices for beet molasses and competitive commodities.

         Co-product sales accounted for approximately 9% of the Company's total consolidated net sales revenues during FY 2002. This relationship is primarily a function of the average market prices for sugar, beet pulp, beet molasses and fresh yeast and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices of these products fluctuate independently of each other.

         The Company is an eighty percent (80%) equity owner of Minn-Dak Yeast Company, Inc. ("Minn-Dak Yeast"). Minn-Dak Yeast manufactures fresh baker's yeast in a plant located adjacent to the Company's sugar plant in Wahpeton, North Dakota. The Company started the yeast business in 1989 in order to add value to its co-product beet molasses. Beet molasses is the main ingredient (growth medium) in the fermentation process used to grow baker's yeast to commercial volumes. A portion of the Company's beet molasses production is used in Minn-Dak Yeast's process and is sold through a supply agreement between the two companies. Sensient Technologies Corporation, Milwaukee, Wisconsin, ("Sensient") holds the remaining twenty percent (20%) equity stake. Minn-Dak Yeast Company, Inc. also has a long-term marketing agreement whereby Sensient will buy all production of yeast produced by Minn-Dak Yeast Company, Inc. in return for certain guaranteed sales volumes. That contract will expire in June 2004, but the Company has a unilateral right to extend it another three years.


JOINT VENTURE WITH PROGOLD LIMITED LIABILITY COMPANY

         Minn-Dak is a five percent (5%) equity owner in ProGold Limited Liability Company ("ProGold"). ProGold was formed in 1994 by three entities for the purpose of building a plant to produce from corn and market high fructose corn syrup; and to produce and market corn gluten feed, corn gluten meal and corn germ, all co-products produced by the plant. The other two equity owners are American Crystal Sugar Company, Moorhead, Minnesota (46% ownership share) and Golden Growers Cooperative, Fargo, North Dakota (49% ownership share). The Company originally contributed approximately $5.2 million in exchange for its 5% ownership position, while the current book value of the investment totals $4.1 million.

         On November 1, 1997 ProGold signed a 10 year lease agreement with Cargill, Inc. ("Cargill") to lease ProGold's corn wet-milling plant. Under the lease arrangement, which expires on October 31, 2007, the Company and the other ProGold members will retain ownership of the plant, while Cargill will operate the plant and sell the finished products. ProGold will receive rental payments in a base amount fixed for each year during the term of the lease. ProGold will also receive supplemental rent equal to fifty percent (50%) of the amount by which earnings before taxes from operations of the facility exceed a specified base.

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

         To date the lease with Cargill has provided ProGold, as an entity, with rental payments of a fixed amount. And, while it is not anticipated to happen in the near future, the lease also provides the opportunity to receive supplemental rental payments in the event that the ProGold facility is operated profitably. As a result, the lease arrangement has provided protection from the exposure of the risks of participation in the corn sweetener market, including a risk of future, material financial losses by ProGold and the necessity of additional capital investment from the Company to cover such future losses.


GROWERS' AGREEMENTS

         The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 2002 through 2004 (the "Growers' Agreements"). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless the Company prior to the automatic renewal has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the two year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugarbeets for sale to the Company. The Company's Board of Directors has the discretion to adjust the acreage, which may be planted for each Unit of Preferred Stock held by the members. For the 2002 crop year the Company's Board of Directors authorized members to plant 1.55 acres per unit. For the 2003 crop year, the Company's Board of Directors has authorized the members to plant 1.45 acres per unit. This reduction in acres is a direct result of the current farm bill sugar allocations. (For a discussion of the current farm bill sugar allocations, see Management's Discussion on Government Programs and Regulations.)

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

         Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Cooperative's Board of Directors and management, but will not exceed 65% of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70% of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80% of the estimated price per pound of extractable sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95% of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company's fiscal year, ending on August 31, and is in an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company's annual patronage net income, which is equal to the Company's sales less all expenditures and member beet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members' sugarbeets; such amounts are distributed in either cash payments or allocated in the form of patronage credits to the member's patronage account on the books of the Company.

         The Company intends to have a new Growers Agreement signed by each of the shareholders for the 2003 crop. The modifications to the agreement are considered minor in nature by the management and board of directors of the Company and addresses incorporating certain growing practice situations into the agreement.


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


RESEARCH AND DEVELOPMENT

         The Company is involved in very little of its own research and development activities, but does participate in some sugar industry research and development activities. Any research findings are then shared by the entire sugar industry. Participatory research and development is accomplished through such organizations as Beet Sugar Development Foundation, Sugar Association, and North Dakota/Minnesota Research and Education Board. The Company participates in the organizations listed above through the efforts of its representatives to the boards of directors of those entities. The Company's representatives, either a member of the Company's Board of Directors or a management employee of the Company, allow the Company to participate in and help direct agricultural and factory operations research and development activities carried out by the listed organizations. Those organizations also have established various committees on which the Company has placed certain of its employees. That practice is designed to provide the company with direct access to any research and development information available from the applicable committees. (Through its employees, the Beet Sugar Development Foundation also provides some legislative and lobbying efforts on a national level. Those efforts are directed at maintaining funding for the various federal sugarbeet research facilities.) None of the Company's employees or directors devotes a significant portion of their time and energies to the activities described in this section; instead, such efforts are a minor portion of their continuing duties on behalf of the Company.

         During the fiscal year ended on August 31, 2002, the Company contributed approximately $67,000 to the North Dakota/Minnesota Research and Education Board to fund that entity's research and development activities. $16,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $86,000 to the Sugar Association for their research activities and membership dues.

         The Company also has established a sugarbeet seed committee, which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties that should be approved for use by the Company's shareholders.


ENVIRONMENTAL MATTERS

         The Company is subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Currently, the Company is unaware of any areas of non-compliance.

         The Company has approved a $9.0 MM Steam Dryer project, which is intended to reduce solid waste and air emissions. The projected completion date for this capital expenditure is September 2003. In addition to the Steam Dryer Project, the Company has $.8 MM of environmental capital improvements budgeted for FY 03.

         Compliance with these laws and related regulations is an ongoing process that, at the current levels of spending, is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.


MARKET AND COMPETITION

         Current U.S. Government statistics estimate total U.S. sugar deliveries at 181.3 million cwt refined for the fiscal year beginning October 1, 2001 and ending September 30, 2002. For the same period ending in 2001, total deliveries were 186.9 million cwt. refined. Comparing the two years shows demand reduction of 3.0% for U.S. sugar sellers. After experiencing strong and steady growth during the

1990's, U.S. demand for sugar has stagnated since fiscal year 2000. While October 2001 - July 2002 deliveries to non-industrial end users (such as retail grocers and wholesalers) have increased by 5% relative to the same time period the previous year, same-period deliveries to industrial end users have decreased by 8% from a year earlier. Deliveries are down substantially for the largest three industrial end use sectors: bakery and cereal - 6.9%; confectionery industry - 12.3%; and the multiple use category - 15.8%. While there is no clear explanation for the decline in sugar consumption, the decline coincided with a decline in U.S. economic activity, suggesting that aggregate disposal income and sweetener consumption may be related. Other factors that could have contributed to the decline include: (1) September 11, 2001 (the lowest recorded monthly deliveries of domestic food and beverages in over 10 years); (2) changes in dietary habits and (3) the effect of sugars contained in imported products, which have increased significantly since 1995.

         The U.S. government forecasts growth between 2002 and 2003 to be approximately 1%, at 183.2 million cwt. refined, indicating deliveries to non-industrial end users will likely increase along with population growth. Also, national economic recovery should help demand for products that contain sugar. A continued problem will be the upward trend in imported products that contain sugar. The Company has no reason to disagree with the U.S. Government's estimate of sugar deliveries for fiscal year 2003. Given the size of the domestic market, the Company's sugar production and sales represent between 2 and 3% of the total domestic market for refined sugar in 2002. United Sugars, which sells the Company's production through a sugar marketing pool, represents approximately 26% share of the U.S. sugar market.

         The U.S. refined sugar market has continued to grow over the past twenty years, despite the enormous amount of demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar. The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. For example, in 1978 there were 28 sugar producers and sellers in the U.S. market. Today there are seven sugar sellers, with over 85% of U.S. sugar market share concentrated in the top four sellers, most of which are fully integrated beet and cane suppliers. The Company's main competitors in the domestic market are Imperial Sugar Company, Domino, Amalgamated Sugar Company and California and Hawaii Sugar Company. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.


GOVERNMENT PROGRAMS AND REGULATION

         Domestic sugar prices are supported under a program administered by the United States Department of Agriculture ("USDA"). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996 and now The Farm Security and Rural Investment Act of 2002 (the "Farm Bill"), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation ("CCC"). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The Farm Bill maintains the basic 18 cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 2002 through 2007. Price support loans are made on a non-recourse basis, which means the sugar processor is able to forfeit sugar to CCC if sugar prices are below the loan rate.

         However, the Farm Bill also provides that, to the maximum extent possible, the Secretary of Agriculture of the USDA (the "Secretary") shall operate the sugar program at no cost to the Federal Government by avoiding the forfeiture of sugar to CCC. The Farm Bill further provides for the imposition of marketing allotments each crop year for the marketing by processors of sugar processed from sugarbeets and domestically produced sugarcane at a level that the Secretary estimates will be needed to avoid forfeitures of sugar to the CCC. The Secretary only suspends allotments whenever the Secretary estimates or re-estimates, or has reason to believe, that imports of sugar for human consumption will exceed 1,532,000 short tons raw value.

         Each domestic processor of sugar, which includes the Company, is provided an allocation whenever allotments are in effect, based upon a formula. The Company believes that the amount of allocation it can expect to receive from the Secretary in each year of the Farm Bill may not be sufficient to allow it to sell all of its production of sugar in the domestic for human consumption marketplace. Any amount of sugar produced by the Company within an allotment year that does not have a corresponding allocation will have to be marketed into alternative markets or held until such time that allotments are lifted. The Company anticipates that it will have to adjust its production of sugar each year to more closely match its anticipated allocation. To the extent that the Company has to market any over-allocation sugar into alternative markets, or reduce production to more closely match its anticipated allocation, it is not expected that those decisions would have a material adverse effect on the operations of the Company.

         Under the General Agreement on Tariffs and Trade Act o f 1990 ("GATT"), tariff rate quotas were implemented for certain sugar producing countries, that provided for a fixed quantity of sugar imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 16.21 cents per pound of refined sugar prior to shipment (to date, very little sugar has been imported under this higher tariff level). Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the GATT the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

         In November 1999, the so-called Millennium Round of the World Trade Organization (WTO) began in Seattle, Washington with the goal of continuing to move toward multilateral free trade in all sectors. The WTO met again in November 2001 in Doha, Qatar where members launched new multilateral trade negotiations aimed at improving market access, reducing and eventually phasing out of all forms of export subsidies and substantial reductions in trade-distorting domestic support. Any agreements reached at the Millennium Round could represent a threat to the domestic sugar industry because sugar is one of the most highly protected sectors within world agricultural trade and is thus a target for reform. The trend toward liberalization will most likely focus on the minimum import requirement of 1,257,000 short tons. There will likely be a movement to raise the minimum import requirement, and if successful, such a movement could cause additional supply/demand pressure in the United States.

         The Company believes the North American Free Trade Agreement ("NAFTA") currently represents the most serious public policy challenge to itself and the domestic sugar industry. Under the terms of the original NAFTA text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row. Concerned that Mexico's productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S.

sugar industry insisted that NAFTA be changed to delay Mexico's access to the U.S. market. To embody these changes, a side agreement on sugar was reached prior to passage of NAFTA to give Mexico incrementally larger but capped volumes of duty-free access, and an ability to send additional quantities if it were to pay a gradually descending second tier tariff. The side agreement establishes a common market between the United States and Mexico in sugar by 2008. The side agreement has recently been contested by Mexico as invalid, contending that the side agreement was not signed by Mexico. To date, the United States has contended that the side agreement is valid and has dealt with sugar imports from Mexico accordingly. The two countries continue to negotiate over this issue and the Company cannot predict the outcome of those negotiations. However, should Mexico prevail on this issue with the United States, the Company believes that imports from Mexico could increase dramatically and therefore have a material adverse affect on the domestic price of sugar.

         The Company is concerned that low world sugar prices and a trade conflict between the U.S. and Mexico over high fructose corn sweeteners could permit de facto acceleration of the side agreement under NAFTA. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 9.34 cents in 2002 but decline by approximately 1.5 cents per year until reaching zero in 2008. The Company believes that current low world raw sugar prices make it feasible for Mexican second tier sugar to enter the United States marketplace. In contrast to Mexico's duty free access to the United States sugar market, which is at 250,000 metric tons per year, NAFTA contains no restrictions on second tier imports.

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

         The recently passed Farm Bill provides price support provisions for sugar. However, if the price support program including the Tariff Rate Quota system described above, were eliminated in its entirety, or if the protection the United States' price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely effected. In such a situation if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company's continued viability and the desirability of grower sugarbeets for delivery to the Company.


EMPLOYEES
         As of November 9, 2002, the Company had 246 full-time employees, of whom 214 were hourly and 32 were salaried. It also employs approximately 346 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In August 2000 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL-CIO) union for its factory employee group. The written contract is in effect from June 1, 2000 through May 31st of the year 2005. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health and dental insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are provided some of the above employee benefits. The Company considers its employee relations to be excellent.

ITEM 2.   PROPERTIES

         The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley of Minnesota-North Dakota. The Company owns the factory, receiving sites, and the land on which they are located.

         The properties are adequate to process normal and above normal crop sizes with a three-year post expansion average slice rate of 9,400 tons per day. The processing factory is anticipating processing the 2002 crop, which is a record size crop, with little difficulty if we have normal weather patterns, which in turn provide normal beet storage conditions.

         Minn-Dak Yeast Company, Inc, of which the Company is an 80% owner, operates a single yeast manufacturing factory at Wahpeton, North Dakota that is located in the Red River Valley. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 2002, fresh yeast was produced and sold into the domestic yeast marketplace.

         All properties are held subject to a mortgage by the Company's primary lender.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than as provided herein, the Company is not currently involved in legal proceedings that have arisen in the ordinary course of its business, and the Company is also unaware of certain other potential claims that could result in the commencement of legal proceedings. The Company carries insurance that provides protection against certain types of claims.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended August 31, 2002.

         At the Annual Meeting of Shareholders which is to be held on December 10th, 2002, the following seats on the board of directors will be up for election: District #4, District #5, and District #7. A brief biography of each of the candidates for the open seats follows.

DISTRICT #4

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

DISTRICT #5

         JACK LACEY has been a director since 1993. Mr. Lacey has been farming with his wife, Sharon, near Wendell, MN since 1963. He serves as one of Minn-Dak's representatives to the American Sugarbeet Growers Association in Washington, DC.

DISTRICT #7

         PAUL SUMMER has been a director since 1993 and is currently serving as board secretary. Mr. Summer has been farming near Herman, MN since 1963.





                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is only a limited, private market for shares of the Company's Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company's shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 6% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company's available stock was traded at arm's length during the fiscal years ended August 31, 2002 and 2001. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of each of the Company's fiscal years and range in price from $1,450 to $1,600 per unit the first quarter, $1,600 to $1,900 the second quarter and $1,800 to $2,000 the third quarter for the year ended August 31, 2002, and $1,450 to $1,600 per unit during the fiscal year ended August 31, 2001. The fourth quarter did not have any arms length transactions.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for each of the last five completed fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Report.

                                                    Fiscal Year Ended August 31,

FINANCIAL DATA
(Numbers in Thousands)                                  2002               2001          2000           1999            1998

Revenues                                                 $158,003        $177,899       $170,151       $152,742        $149,574
Distribution of Net Proceeds (1)                           84,224          94,620         86,604         63,352          72,084
Total Assets                                              171,573         161,737        173,001        174,296         184,830
Long-term Debt, including current maturities, Net
of bond investments, 1998                                  61,580          53,205         58,193         61,185          59,798
Members' Investment (2)                                    76,912          76,203         75,336         79,394          82,082
Property and Equipment Additions, net of
Retirements                                                 4,582             914          2,404          2,962          10,893
Working Capital                                            11,647          11,974         12,234         13,403          11,170

Ratio of Long-Term Debt to Equity (3)                         .73             .63            .71            .71             .65
Ratio of Net Proceeds to Fixed Charges (4)                  23.48           20.25          17.68          13.05           13.92
Dividends Paid on Common Stock                                  0               0              0              0               0

PRODUCTION DATA (5)

Acres harvested                                            92,395          94,856        102,078         97,336          91,374
PIK Acres                                                   9,881           8,620              0              0               0
Tons purchased (members)                                1,666,663       2,062,162      2,201,776      1,772,648       1,721,240
Tons purchased (non-member)                                                                             198,770          44,065
Tons purchased per acre harvested                           18.04           21.74          21.57          18.21           18.84
Payment to members per ton of sugarbeets
delivered, plus allocated patronage and unit
retains (6)                                                $46.17          $42.34         $39.19         $35.34          $41.68

Sugar hundredweight
         Produced, including PIK sugar                  5,076,252       6,310,374      5,739,893      4,750,921       4,788,131
         Sold, including purchased sugar                5,192,482       6,757,402      5,220,321      5,324,764       4,672,631

Beet pulp pellet tons
         Produced                                          78,408          97,731         97,541        100,215          89,263
         Sold                                              85,209          89,282         96,452        127,160         105,270

Beet molasses tons
         Produced                                          72,123          92,333         87,417        103,127          78,077
         Sold                                              75,090          91,218         91,829         97,775          70,985
         Used for Yeast Production                         15,164          17,123         17,745         17,652          18,651

Yeast pounds (in thousands)
         Produced                                          22,254          25,582         26,062         26,198          27,191
         Sold                                              22,327          25,421         26,034         26,240          27,227

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

(5) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2002, relates to the 2001 crop).

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

EXTERNAL RISK FACTORS THAT MAY AFFECT THE COMPANY

         o Regulatory: The Company's ability to become more efficient through growth can be adversely affected by the amount of product it is allowed to market in the United States.
         o Imports and Quota Circumvention: To the extent that sugar imports and quota circumvention cause the supply to increase in the United States, available markets and pricing could be adversely affected. See management discussion on Government Programs and Regulations.
         o        Weather: Weather conditions affect the Company's operations.
                  Weather impacts the size and quality of the crop, which impacts the Company's ability to lessen per unit fixed costs. Weather impacts the storage conditions, which may cause a decreased sugar production yield from sugarbeets as a result of poor storage conditions.
         o Raw Material Costs: The costs of raw materials may adversely impact the final net return to the growers.
         o Other Factors: Variables, such as crop failures, federal agricultural programs and international trade agreements may unfavorably impact the Company's operations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Preparation of the Company's financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Management continually evaluates these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

         The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

         Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. The Company's critical accounting estimates include the following:



INVENTORY VALUATION

         Sugar, pulp, molasses and other agri-product inventories are valued at estimated net realizable value. The Company derives its estimates from sales contracts, recent sales and evaluations of market conditions and trends. Changes in market conditions may cause management's estimates to differ from actual results.

PROPERTY, EQUIPMENT AND DEPRECIATION

         Property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 40 years. Economic circumstances or other factors may cause management's estimates of expected useful lives to differ from actual.

         The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the year. However, considerable management judgment is necessary to estimate future cash flows and may differ from actual results.

PENSION PLAN BENEFITS

         Accumulated plan benefits are those future periodic payments, including lump-sum distributions that are attributable under the Pension Plan's provisions to the service employees have rendered. Accumulated plan benefits include benefits expected to be paid to retired or vested terminated employees or their beneficiaries; beneficiaries of employees who have died; and present employees or their beneficiaries.

         The actuarial present value of accumulated plan benefits is determined by an actuary and is the amount that results from applying actuarial assumptions to adjust the accumulated plan benefits to reflect the time value of money and the probability of payment.

         The significant actuarial assumptions used in the determination of the actuarial present value of accumulated plan benefits for fiscal 2002 were as follows: Valuation Funding Method - Entry age normal, frozen initial liability; Life Expectancy - 1983 group annuity mortality; Retirement Age - participants retire at age 65; Investment Return - 8.00 percent compounded annually for funding; Discount Rate- 7.5 percent compounded annually; Salary Scale - 5.0 percent compounded annually.

         Actual events may differ from the assumptions used and may result in plan benefit payments differing significantly from the current estimate.


LIQUIDITY AND CAPITAL RESOURCES
          Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank totaling $45.0 million and successfully completed its annual renewal of this financing arrangement in March 2002 covering a one year period ending May 31, 2003. The Company anticipates using the USDA Sugar Loan Provisions contained in the 2002 Farm Bill to provide an additional source of seasonal financing for the 2002 and future crops.

          The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with
GAAP:

o Maintain working capital of not less than $9.0 million as of August 31, 2002.
o Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
o Maintain a current ratio of not less than 1.2:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.
o Maintain available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

          As of August 31, 2002 the Company was in compliance with its loan agreement covenants with the Bank.

          During fiscal year 2000, the Company sold certain notes receivable with recourse. The Company's contingent liability related to these notes totaled $2.3 million as of August 31, 2002.

         Working capital decreased $0.3 million for fiscal year 2002. As of August 31, 2002, the Company achieved its targeted working capital position.

         The company has protected itself from interest rate fluctuations through a strategy using tax-exempt bond financing and a term debt portfolio that fixes rates and maturities into the future on set amounts of debt. The current term debt portfolio is expected to provide the company stable term debt interest rates over the next four years at approximately 160 basis points over current market rates for similar maturities. An increase or decrease in the interest rate market of 100 basis points is expected to have little or no additional impact on the profitability of the Company as a result of its interest rate strategy. Capital expenditures for fiscal year 2000 were $4.7 million, fiscal year 2001 were $3.1 million and Fiscal year 2002 were $4.8 million. Capital expenditures for fiscal year 2003 are currently estimated at $10.5 million, of which $7.0 million will be associated with the major capital expenditure involving the installation of a steam dryer for beet pulp.

                                                              Payments Due by Period
----------------------------------- ------------------ -------------- ------------------ ------------------- ------------------
Contractual                                                Less
Obligations                               Total           Than 1            1 - 3               4 -5              After 5
                                                           Year             Years              Years               Years
----------------------------------- ------------------ -------------- ------------------ ------------------- ------------------
Long-Term Debt                      $37.9MM            $ 4.8MM        $14.4MM            $ 9.6MM             $ 9.1MM
----------------------------------- ------------------ -------------- ------------------ ------------------- ------------------
Capital Lease Obligations           $23.7MM            $  .9MM        $ 3.6MM            $ 3.7MM             $15.5MM
----------------------------------- ------------------ -------------- ------------------ ------------------- ------------------
Operating Leases                    $ 2.4MM            $  .9MM        $ 1.0MM            $  .2MM             $  .3MM
----------------------------------- ------------------ -------------- ------------------ ------------------- ------------------
Unconditional
Purchase Obligations                $ 3.5MM            $ 3.5MM              0                  0                   0
----------------------------------- ------------------ -------------- ------------------ ------------------- ------------------
Other Long-Term
Obligations                               0                  0              0                  0                   0
----------------------------------- ------------------ -------------- ------------------ ------------------- ------------------
Total Contractual Cash
Obligations                         $67.5MM            $10.1MM        $19.0MM            $13.5MM             $24.9MM
----------------------------------- ------------------ -------------- ------------------ ------------------- ------------------


          The Company has elected to install a steam dryer to dry its beet pulp at a cost of approximately $9.0 MM, with a construction completion date of September 2003. The funding for this investment will be in the form of a capital lease supported by tax-exempt bonds. On February 28, 2002, the Company completed a transaction whereby $14.0 MM of tax-exempt bonds was secured. Of the $14.0 MM in bonds, $9.0 MM was estimated for the steam dryer project, $1.5 MM for solid waste projects currently in process and $3.5 MM for anticipated future solid waste project needs. The Company used $2.9 MM of the Bond Proceeds for the steam dryer project and solid waste projects for the fiscal year ended August 31, 2002.

          The Bond Proceeds of $14.0 MM were required to be sold in a single transaction. The proceeds from these bonds are held in trust until the funds are spent on approved projects. The bond transaction and restricted bond investments associated with the transaction are subject to arbitrage compliance rules for solid waste tax-exempt bond projects.

          The Bonds are secured by a letter of Credit from Wells Fargo Bank. The letter of credit is ultimately secured by the plant and property of the Company's facility at Wahpeton, ND.

          The Steam Dryer Purchase agreement was entered into in April 2002.

          As part of the Steam Dryer purchase, the Company has allocated
$1 million of its $45 million seasonal line of credit for the required Commercial Letter of Credit contained in the Steam Dryer Purchase Contract. In addition, because portions of the contract are in Euro funds, the Company has entered into forward purchase Euro contracts to hedge against currency fluctuations during this contract period.

          The Company is not aware of any known trends, demands, commitments, events or uncertainties that will likely result in the Company's liquidity increasing or decreasing in any material way.

          Other than those items described above, the Company is not aware of any known material trends, either favorable or unfavorable, that would cause the mix of equity to debt or the cost of debt to materially change.

COMPARISON OF THE YEARS ENDED AUGUST 31, 2002 AND 2001

         Revenue for the year ended August 31, 2002 decreased 11.2% or $19.9 million from 2001. Revenue from total sugar sales decreased $29.1 million or 18% reflecting a 23% decrease in cwt. sold, partially offset by a 6% increase in the average selling price per cwt. Revenue from co-products remained approximately the same reflecting an increase of 10% in the average selling price per ton, offset by a 10% decrease in volume.

         Revenues from yeast sales decreased $0.22 million or 4% reflecting a price increase of 8%, offset by a decrease in volume of 12%.

         The value of finished product inventories in fiscal year 2002 increased $.4 million, from fiscal year 2001.

         Cost of product produced, exclusive of grower payments for sugarbeets, decreased $2.9 million. The decrease is primarily due to a 19% decrease in crop size. The decrease in the crop size was due to a combination of crop growing conditions and the Federal Government's Payment In Kind (PIK) program. Sales and Distribution costs decreased $4.17 million or 15%. Decreases are the result of a 23% decrease in the volume of sugar sold for the year along with a 10% decrease in the volume of co-products sold for the year. However, unit sales and distribution costs of sugar increased 9%, while co-products increased 2% for the year General and Administrative expenses decreased $.1 million or 2%. Interest expense decreased $1.18 million or 24% due to reduced rates of interest and lower levels of debt. Overall, the cost per cwt of sugar produced increased 17%, primarily due to the reduced size of the crop and the effect it had on the allocation of fixed costs on a per unit basis.

         Other business income increased $1.16 million in fiscal year 2002. This change from expense to income was primarily due to higher patronage dividends from other cooperatives, and lower write-downs and losses on disposal of equipment.

         Net payments to members for sugarbeets, which include payments for payment-in-kind certificates from the Commodity Credit Corporation, decreased by $9.5 million in fiscal year 2002. This decrease was primarily due to 19% fewer tons of harvested beets, similar payment-in-kind certificates coupled with a 9.7% increase per ton beet payment.

COMPARISON OF THE YEARS ENDED AUGUST 31, 2001 AND 2000

         Revenue for the year ended August 31, 2001 increased 5% or $7.75 million from 2000, due to additional acres and favorable growing conditions, offset by the PIK program. Revenue from total sugar sales increased $25.46 million or 18% reflecting a 29% increase in cwt. sold, partially offset by an 11% decrease in the average selling price per cwt. Revenue from co-products increased $1.61 million or 13% reflecting an increase of 18% in the average selling price per ton, partially offset by a 5% decrease in volume.

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


ESTIMATED FISCAL YEAR 2003 INFORMATION

         The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugarbeets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 2002 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2002 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company's operating costs. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugarbeet crop are beyond the Company's control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

         The Company's members harvested 2.4 million tons of sugarbeets from the 2002 crop, the largest crop ever delivered to the Company. Sugar content of the 2002 crop at harvest was 4% below the average of the five most recent years because of crop growing conditions. Because of the record size of the crop delivered, the Company's production of sugar from the 2002 crop sugarbeets is expected to set a new record for sugar produced. This forward-looking material is based on the Company's expectations regarding the processing of the 2002 sugar beet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company's current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company's sugarbeets. The Company's initial beet payment estimate totals $38.15 per ton or $.13130869 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2003. This projected payment is less than the final 2001 crop payment per ton/pound, but higher than the original projected 2001 crop payment per ton/pound. The lower projected 2002 crop payment results from lower sugar content of the beets delivered, additional estimated costs to the Company in the areas of business insurance, allocation purchase costs and higher quality and quantity shrink for the stored beets.

         From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company's operating and fixed costs. Revenues for the crop year 2002 are expected to be significantly above the 2001 crop year due to increased production of sugar and co-products. The deduction of those operating costs results in a 2002 crop gross payment to growers for sugarbeets of $95.7 MM which is estimated to be more than that of the 2001 crop year of $76.9MM. The 2002 crop beet payment increase results from significantly more harvested tons (more acres harvested and higher yield) and because growers did not have PIK program payments (the 2001 crop generated $6.8MM of payments to growers for destroyed beets resulting from the 2001 PIK program).


OTHER INFORMATION:

SARBANES-OXLEY ACT

         The newly enacted Sarbanes-Oxley Act has a number of provisions that are currently in the rule making process or if finalized, the interpretation of those rules continues to be an ongoing process. The Company is making every reasonable effort to be in compliance with the new rules and is taking the steps it feels appropriate to be in a position to be in compliance with proposed rules. The below listed areas of activity are not to be considered an all inclusive list, rather an indication of how the Company's Board of Directors and Management are approaching future compliance requirements.

AUDIT COMMITTEE: The audit committee is intending to re-organize following the December 2002 annual meeting. The intention of the re-organized audit committee will be to become even more active in the oversight of the Company's accounting, auditing, and key risk management areas. The Company's bylaws require any board member to be actively engaged in the production of sugarbeets, therefore, the audit committee membership pool is restricted to the pool of available directors. The Audit Committee is currently reviewing options for a confidential and anonymous employee system to allow employees to report concerns regarding questionable accounting or auditing matters.

INTERNAL CONTROLS: The Company's payments to growers are derived from crop pools with each year's harvest creating a "Crop Pool". It is the Company's practice to make every reasonable effort to allocate revenues and costs in such a manner the revenues and expenses associated with each pool are materially correct and accounting methods are consistently applied on a year-to-year and a pool-to-pool basis. During fiscal year 2003, the Company anticipates formalizing a process where-by the material risks associated with the Company are listed and how those risks are managed will be documented and, where appropriate, reviewed by the Audit Committee.

         The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this annual report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

CODE OF ETHICS: It has been the Company's practice to have each manager sign a "Conflict of Interest" statement annually, which the CEO of the Company reviewed and signed. It is not known specifically how this form and process will need to be modified to meet the final rules, however, when these rules are finalized the Company intends to be in full compliance.



ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's long-term debt interest costs are stabilized through the use of multi-year interest rate locks on various amounts and terms through its primary lender Co-Bank. This strategy allows the Company to project future interest costs and cash flows with a reasonable degree of accuracy.

         The Company's short-term debt will vary from year to year based on the short-term interest rate market. Average short-term debt borrowing levels have been $23.5MM for 2002, $22.5MM for 2001 and $23.8MM for 2000. Because each year's short-term debt is closely associated with a crop year, the interest fluctuations will have a direct impact on the final grower beet payment.

         The Company has $23.7MM of Solid Waste Disposal Bonds which are qualifed for tax exempt treatment. These bonds are variable rate bonds with a history of interest rates under 5%.

         The Company will from time to time have a purchase obligation in foreign currency as a result of capital improvement projects. Currently, the Company has 1,5 Million Euro of obligations, connected with the steam dryer project, that is forward contracted to protect the Company against currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Minn Dak Farmers Cooperative
Wahpeton, North Dakota


We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2002, 2001, and 2000, and the related consolidated statements of operations, change in members' investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2002, 2001, and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Eide Bailly, LLP

Fargo, North Dakota
October 3, 2002

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2002, 2001, AND 2000

--------------------------------------------------------------------------------

                                                                     2002            2001            2000
                                                                 ------------    ------------    ------------
ASSETS

CURRENT ASSETS
    Cash                                                         $    756,619    $    459,046    $  2,504,566
                                                                 ------------    ------------    ------------
    Current portion of long-term note receivable                        2,551           2,551           2,551
                                                                 ------------    ------------    ------------

    Receivables
       Trade accounts                                              13,069,048      13,868,003      11,115,705
       Growers                                                      4,157,019       3,796,044       3,996,356
       Other                                                           16,575       1,398,926         632,549
                                                                 ------------    ------------    ------------
                                                                   17,242,642      19,062,973      15,744,610
                                                                 ------------    ------------    ------------

    Advances to affiliates - Midwest Agri-Commodities Co.
      and United Sugars Corporation                                   134,940         414,046               -
                                                                 ------------    ------------    ------------

    Inventories
       Refined sugar, pulp and molasses
         to be sold on a pooled basis                              19,071,596      18,648,520      27,737,385
       Nonmember refined sugar                                         56,375           4,199           2,642
       Yeast                                                          125,108         120,575          87,511
       Materials and supplies                                       5,796,190       5,886,136       5,561,471
                                                                 ------------    ------------    ------------
                                                                   25,049,269      24,659,430      33,389,009
                                                                 ------------    ------------    ------------

    Deferred charges                                                1,084,792       1,085,108       1,122,838
                                                                 ------------    ------------    ------------

    Prepaid expenses                                                  351,866         289,866         251,628
                                                                 ------------    ------------    ------------

    Other                                                           1,126,000         527,000         543,000
                                                                 ------------    ------------    ------------

          Total current assets                                     45,748,679      46,500,020      53,558,202
                                                                 ------------    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                     21,734,422      21,187,079      20,968,468
    Buildings                                                      36,086,826      35,969,830      35,591,877
    Factory equipment                                             114,062,256     112,347,634     111,922,358
    Other equipment                                                 3,310,981       3,415,648       3,527,618
    Construction in progress                                        2,333,477          25,866          21,980
                                                                 ------------    ------------    ------------
                                                                  177,527,962     172,946,057     172,032,301
       Less accumulated depreciation                               76,510,304      70,058,956      65,281,136
                                                                 ------------    ------------    ------------

                                                                  101,017,658     102,887,101     106,751,165
                                                                 ------------    ------------    ------------
LONG-TERM NOTES RECEIVABLE,
  NET OF CURRENT PORTION                                              238,177          25,508          28,058
                                                                 ------------    ------------    ------------

OTHER ASSETS

    Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives               12,574,385      11,183,783      10,407,956
    Deferred income taxes                                                   -          89,000       1,240,000
    Investment restricted for capital lease projects               11,063,169               -               -
    Other                                                             931,199         654,141         600,919
                                                                 ------------    ------------    ------------
                                                                   24,568,753      11,926,924      12,248,875
                                                                 ------------    ------------    ------------

                                                                 $171,573,267    $161,339,553    $172,586,300
                                                                 ============    ============    ============

See Notes to Consolidated Financial Statements.


                                                                   2002            2001            2000
                                                               ------------    ------------    ------------
LIABILITIES AND MEMBERS' INVESTMENT

CURRENT LIABILITIES
    Short-term notes payable                                   $ 11,795,000    $ 10,965,000    $ 15,458,800
                                                               ------------    ------------    ------------

    Current portion of long-term debt                             3,600,000       3,610,417       3,012,500
    Current portion of capital lease                                860,000         815,000         775,000
                                                               ------------    ------------    ------------
                                                                  4,460,000       4,425,417       3,787,500
                                                               ------------    ------------    ------------

    Accounts payable

       Trade                                                      4,807,878       1,842,796       2,223,574
       Growers                                                   10,167,008      14,816,615      16,927,545
                                                               ------------    ------------    ------------
                                                                 14,974,886      16,659,411      19,151,119
                                                               ------------    ------------    ------------

    Advances to affiliates - Midwest Agri-Commodities Co.

      and  United Sugars Corporation                                      -               -         201,242
                                                               ------------    ------------    ------------

    Accrued liabilities                                           2,871,298       2,476,011       2,725,105
                                                               ------------    ------------    ------------

          Total current liabilities                              34,101,184      34,525,839      41,323,766

LONG-TERM DEBT, NET OF CURRENT PORTION                           34,300,000      39,100,000      43,910,416

OBLIGATION UNDER CAPITAL LEASE                                   22,820,000       9,680,000      10,495,000

DEFERRED INCOME TAXES                                             1,400,000               -               -

OTHER                                                               551,364         566,744         431,857

COMMITMENTS AND CONTINGENCIES (NOTE 11)                                   -               -               -
                                                               ------------    ------------    ------------

          Total liabilities                                      93,172,548      83,872,583      96,161,039
                                                               ------------    ------------    ------------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                         1,488,645       1,263,581       1,089,320
                                                               ------------    ------------    ------------

MEMBERS' INVESTMENT
    Preferred stock

       Class A - 100,000 shares authorized, $105 par value;
          72,200 shares issued and outstanding                    7,581,000       7,581,000       7,581,000

       Class B - 100,000 shares authorized $75 par value;
          72,200 shares issued and outstanding                    5,415,000       5,415,000       5,415,000

       Class C - 100,000 shares authorized, $76 par value;
         72,200 shares issued and outstanding                     5,487,200       5,487,200       5,487,200
                                                               ------------    ------------    ------------
                                                                 18,483,200      18,483,200      18,483,200

    Common stock, 600 shares authorized, $250 par value;
       488, 497, and 484, shares issued and outstanding
       in 2002, 2001, and 2000, respectively                        122,000         124,250         121,000
    Paid in capital in excess of par                             32,094,407      32,094,407      32,094,407
    Unit retention capital                                        5,867,806       6,476,360       7,148,159
    Qualified allocated patronage                                 2,910,983       3,415,570       3,816,607
    Nonqualified allocated patronage                             15,857,824      14,466,641      12,894,627
    Retained earnings                                             1,575,854       1,142,961         777,941
                                                               ------------    ------------    ------------
                                                                 76,912,074      76,203,389      75,335,941
                                                               ------------    ------------    ------------

                                                               $171,573,267    $161,339,553    $172,586,300
                                                               ============    ============    ============


MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
AUGUST 31, 2002, 2001, AND 2000

--------------------------------------------------------------------------------

                                                     2002             2001              2000
                                                 -------------    -------------     -------------
REVENUE
     From sales of sugar, sugar co-products,
       and yeast, net of discounts               $ 158,003,073    $ 177,898,591     $ 170,151,248
                                                 -------------    -------------     -------------

EXPENSES
     Production costs of sugar,
       co-products, and yeast sold                  41,621,710       44,492,963        44,866,025
     Sales and distribution costs                   23,925,985       28,099,266        26,610,203
     General and administrative                      5,347,366        5,465,219         5,418,727
     Interest                                        3,741,758        4,920,260         5,198,876
                                                 -------------    -------------     -------------
                                                    74,636,819       82,977,708        82,093,831
                                                 -------------    -------------     -------------

OTHER INCOME (EXPENSE)                                 858,183         (301,011)       (1,453,810)
                                                 -------------    -------------     -------------

NET PROCEEDS RESULTING FROM
   MEMBER AND NON-MEMBER BUSINESS                $  84,224,437    $  94,619,872     $  86,603,607
                                                 =============    =============     =============

DISTRIBUTION OF NET PROCEEDS
     Credited to members' investment
         Components of net income
            Income from
              non-member business                $     432,893    $     365,020     $     316,097
            Patronage income                         3,611,367        4,624,324                 -
                                                 -------------    -------------     -------------

                Net income credited to
                  member's investment                4,044,260        4,989,344           316,097

     Payments to members for sugarbeets,
       net of unit retention capital                73,340,895       82,696,795        86,287,510
     Payments to members for PIK certificates        6,839,282        6,933,733                 -
                                                 -------------    -------------     -------------
            Total payments to members               80,180,177       89,630,528        86,287,510

NET PROCEEDS RESULTING FROM
  MEMBER AND NONMEMBER BUSINESS                  $  84,224,437    $  94,619,872     $  86,603,607
                                                 =============    =============     =============



See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INVESTMENT
AUGUST 31, 2002, 2001, AND 2000

--------------------------------------------------------------------------------

                                                                                   Paid in Capital     Unit        Qualified
                                                            Preferred     Common     in Excess of    Retention     Allocated
                                                              Stock         Stock      Par Value      Capital      Patronage
                                                           -----------   -----------   -----------   -----------   -----------
BALANCE, AUGUST 31, 1999                                   $18,483,200   $   118,250   $32,094,407   $ 7,560,034   $ 3,854,558
     Stock
        Sales - common (22 shares)                                             5,500
        Repurchases - common (11 shares)                                      (2,750)
     Revolvement of unit retention capital                                                              (411,875)
     Revolvment of prior years' allocated patronage                                                                    (37,951)
     Net income for the year ended August 31, 2000
                                                           -----------   -----------   -----------   -----------   -----------

BALANCE, AUGUST 31, 2000                                    18,483,200       121,000    32,094,407     7,148,159     3,816,607
     Stock
        Sales - common (26 shares)                                             6,500
        Repurchases - common (13 shares)                                      (3,250)
     Revolvement of unit retention capital                                                              (671,799)
     Revolvment of prior years' allocated patronage                                                                   (401,037)
     Net income for the year ended August 31, 2001
                                                           -----------   -----------   -----------   -----------   -----------

BALANCE, AUGUST 31, 2001                                    18,483,200       124,250    32,094,407     6,476,360     3,415,570
     Stock
        Sales - common (7 shares)                                              1,750
        Repurchases - common (16 shares)                                      (4,000)
     Revolvement of unit retention capital                                                              (608,554)
     Revolvment of prior years' allocated patronage                                                                   (504,587)
     Net income for the year ended August 31, 2002
                                                           -----------   -----------   -----------   -----------   -----------

BALANCE, AUGUST 31, 2002                                   $18,483,200   $   122,000   $32,094,407   $ 5,867,806   $ 2,910,983
                                                           ===========   ===========   ===========   ===========   ===========


[WIDE TABLE CONTINUED FROM ABOVE]

                                                          Non-Qualified    Retained
                                                            Allocated      Earnings
                                                            Patronage     (Deficit)       Total
                                                           -----------   -----------   -----------

BALANCE, AUGUST 31, 1999                                   $16,822,063   $   461,844   $79,394,356
     Stock
        Sales - common (22 shares)                                                           5,500
        Repurchases - common (11 shares)                                                    (2,750)
     Revolvement of unit retention capital                                                (411,875)
     Revolvment of prior years' allocated patronage         (3,927,436)                 (3,965,387)
     Net income for the year ended August 31, 2000                           316,097       316,097
                                                           -----------   -----------   -----------

BALANCE, AUGUST 31, 2000                                    12,894,627       777,941    75,335,941
     Stock
        Sales - common (26 shares)                                                           6,500
        Repurchases - common (13 shares)                                                    (3,250)
     Revolvement of unit retention capital                                                (671,799)
     Revolvment of prior years' allocated patronage         (3,052,310)                 (3,453,347)
     Net income for the year ended August 31, 2001           4,624,324       365,020     4,989,344
                                                           -----------   -----------   -----------

BALANCE, AUGUST 31, 2001                                    14,466,641     1,142,961    76,203,389
     Stock
        Sales - common (7 shares)                                                            1,750
        Repurchases - common (16 shares)                                                    (4,000)
     Revolvement of unit retention capital                                                (608,554)
     Revolvment of prior years' allocated patronage         (2,220,184)                 (2,724,771)
     Net income for the year ended August 31, 2002           3,611,367       432,893     4,044,260
                                                           -----------   -----------   -----------

BALANCE, AUGUST 31, 2002                                   $15,857,824   $ 1,575,854   $76,912,074
                                                           ===========   ===========   ===========


MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUGUST 31, 2002, 2001, AND 2000

--------------------------------------------------------------------------------

                                                                             2002             2001             2000
                                                                        ------------     ------------     ------------
OPERATING ACTIVITIES
     Income allocated to members' investment                            $  4,044,260     $  4,989,344     $    316,097
     Add (deduct) noncash items
        Depreciation and amortization                                      6,903,856        6,806,781        6,731,225
        Equipment disposals - loss                                            35,125          321,305          528,422
        Net income allocated from
          unconsolidated marketing subsidiaries                             (259,722)        (165,514)        (142,870)
        Noncash portion of patronage capital credits                      (1,304,070)        (779,627)        (273,292)
        Deferred income taxes                                                890,000        1,151,000          709,000
        Increase in cash surrender of officer life insurance                  68,181          (42,646)          (7,730)
        Stock cancellation - St. Paul Bank for Cooperatives                        -                -           51,138
     Changes in operating assets and liabilities:

        Accounts receivable and advances                                   2,099,437       (3,933,651)       7,441,649
        Inventory and prepaid expenses                                      (451,840)         126,579      (10,410,959)
        Deferred charges and other                                               316           53,730           84,453
        Other assets                                                               -                -           44,550
        Accounts payable, accrued liabilities, and other liabilities      (1,304,617)      (2,645,050)       8,031,619
                                                                        ------------     ------------     ------------

NET CASH FROM OPERATING ACTIVITIES                                        10,720,926        5,882,251       13,103,302
                                                                        ------------     ------------     ------------

INVESTING ACTIVITIES
     Investments restricted for capital lease projects                   (11,063,169)               -                -
     Proceeds from disposition of
       property, plant and equipment                                           3,638                -           59,391
     Capital expenditures                                                 (4,812,657)      (3,100,142)      (4,709,902)
     Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                         67,000                -                -
     Capital adjustment of marketing subsidiary                                    -           68,078                -
     Issuance of note receivable                                            (260,520)               -          (30,609)
     Proceeds on note receivable                                              47,851            2,550        3,227,037
     Net proceeds from patronage
       refunds and equity revolvements                                       106,189          101,236              133
     Minority interest in equity of subsidiaries                             225,063          174,261          142,396
                                                                        ------------     ------------     ------------

NET CASH USED FOR INVESTING ACTIVITIES                                   (15,686,605)      (2,754,017)      (1,311,554)
                                                                        ------------     ------------     ------------

FINANCING ACTIVITIES
     Sale and repurchase of common stock, net                                 (2,250)           3,250            2,750
     Net proceeds from issuance of short-term debt                           830,000        4,070,962       (2,321,200)
     Proceeds from issuance of long-term debt                                      -                -        1,750,000
     Proceeds from bond issuance                                          14,000,000                -                -
     Payment of financing fees                                              (605,756)        (135,321)        (145,314)
     Payment of long-term debt                                            (5,625,417)      (4,987,499)      (4,742,501)
     Retention of nonqualified unit retains                                        -                -                -
     Payment of unit retains and allocated patronage                      (3,333,325)      (4,125,146)      (4,377,262)
                                                                        ------------     ------------     ------------

NET CASH FROM FINANCING ACTIVITIES                                         5,263,252       (5,173,754)      (9,833,527)
                                                                        ------------     ------------     ------------

NET CHANGE IN CASH                                                           297,573       (2,045,520)       1,958,221

CASH, BEGINNING OF YEAR                                                      459,046        2,504,566          546,345
                                                                        ------------     ------------     ------------

CASH, END OF YEAR                                                       $    756,619     $    459,046     $  2,504,566
                                                                        ============     ============     ============


                                                                             2002             2001             2000
                                                                        ------------     ------------     ------------

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION
     Cash payments for

        Interest                                                        $  3,748,816     $  4,959,743     $  4,583,074
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
                                                                                         ============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY

Minn-Dak Farmers Cooperative (Minn-Dak) is a North Dakota cooperative association owned by its member-growers for the purpose of processing sugar beets and marketing sugar and co-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

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

INVENTORIES

Inventories of refined sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost.

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

Indirect costs capitalized were $106,781, $63,827, and $124,490 for the years ended August 31, 2002, 2001, and 2000. There was construction-period interest capitalized of approximately $9,200 for the year ended August 31, 2002. There were no construction period-interest capitalized for the years ended August 31, 2001 and 2000.

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

RECLASSIFICATIONS

Certain amounts have been reclassified in the 2001 and 2000 financial statements to conform to the 2002 presentation. The reclassifications have no effect on the results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 143 regarding Accounting for Asset Retirement Obligations and Statement No. 144 regarding Accounting for the Impairment or Disposal of Long-Lived Assets. Management does not expect the implementation of these pronouncements to have a significant effect on the financial statements.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6. This statement of position addresses policies relating to trade accounts and loans receivable. The Company plans to carry all trade accounts and loan receivables until maturity. The statement is not expected to have a material impact on the financial statements.


NOTE 2 - NOTES RECEIVABLE

On February 11, 2002, the cooperative issued a note receivable in the amount of $260,521, with an interest rate of 9%, to Midwest Agri-Commodities Company. The proceeds of the loan are to be used to make a loan to Michigan Sugar Beet Growers, Inc. pursuant to the Transaction agreement dated August 21, 2001. The note is secured by the assets of Michigan Sugar Beet Growers, Inc. The notes will be received in annual installments through December 1, 2004. The December 1, 2002 amount was received during the year ended 2002; therefore there is not a current portion at August 31, 2002. The amount receivable at August 31, 2002 is $215,220.

The cooperative's notes receivable from United Sugars member processors total $25,508, $28,058, and $30,609 as of August 31, 2002, 2001, and 2000,
respectively. The notes receivable are unsecured, with a variable interest rate, currently 6.5%. The notes will be received in equal annual installments through August 31, 2012. The notes are subordinated to CoBank in 2002, 2001, and 2000. The current portion of the notes is $2,551 as of August 31, 2002, 2001, and 2000.

During 2000, the cooperative sold certain notes receivable with recourse. The cooperative's contingent liability related to these notes totaled $2,292,005, $2,603,682, and $2,915,360 as of August 31, 2002, 2001, and 2000, respectively.

NOTE 3 - INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

                                      2002           2001           2000
                                  -----------    -----------    -----------

     United Sugars Corporation    $   820,813    $   871,944    $   985,876
     Midwest Agri-Commodities          67,675         51,823         47,576
     ProGold, LLC                   4,137,381      3,842,378      3,635,255
     CoBank                         3,591,637      3,215,036      2,851,355
     Dakota Valley Electric         3,891,994      3,071,726      2,758,642
     Other                             64,885        130,876        129,252
                                  -----------    -----------    -----------

                                  $12,574,385    $11,183,783    $10,407,956
                                  ===========    ===========    ===========

NOTE 4 - SHORT-TERM DEBT

Information regarding short-term debt for the years ended August 31, is as follows:

                                        2002           2001           2000
                                     -----------    -----------    -----------

     Seasonal loan with CoBank,
       due June 31, 2003, interest
       variable, currently at 3.02%  $11,795,000    $10,965,000    $ 4,980,000

     CCC notes                                --             --     10,478,800
                                     -----------    -----------    -----------
                                     $11,795,000    $10,965,000    $15,458,800
                                     ===========    ===========    ===========

The cooperative has a $44,000,000 seasonal line of credit with CoBank. The line is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, is as follows:

                                    2002            2001            2000
                                 -----------     -----------     -----------

     Maximum borrowings          $45,350,000     $45,000,000     $42,030,000
                                 ===========     ===========     ===========

     Average borrowing levels    $23,559,231     $22,452,092     $23,484,062
                                 ===========     ===========     ===========

     Average interest rates             2.97%           6.38%           6.84%
                                 ===========     ===========     ===========

NOTE 5 - LONG-TERM DEBT

Information regarding long-term debt at August 31, is as follows:

                                                         2002             2001             2000
                                                    ------------     ------------     ------------
     Term loan with CoBank, due in varying
       principal repayments through
       November 20, 2010, interest variable,
       currently at 3.07%, with a first lien on
       substantially all property and equipment
       and current assets of Minn-Dak located in
       Wahpeton, North Dakota                       $ 37,900,000     $ 42,700,000     $ 46,900,000

     Long-term interest free note with
       Dakota Valley Electric Cooperative                     --           10,417           22,916
                                                    ------------     ------------     ------------
                                                      37,900,000       42,710,417       46,922,916
     Less current maturities                          (3,600,000)      (3,610,417)      (3,012,500)
                                                    ------------     ------------     ------------

                                                    $ 34,300,000     $ 39,100,000     $ 43,910,416
                                                    ============     ============     ============


Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 2002, 2001, and 2000.

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

Interest expense totaled $3,741,759, $4,959,743, and $5,198,896 for 2002, 2001
and 2000, respectively.

Principal amounts due on all the cooperative's long-term debt are as follows:

Years ending August 31,
-----------------------
2003                                                        $   3,600,000
2004                                                            4,800,000
2005                                                            4,800,000
2006                                                            4,800,000
2007                                                            4,800,000
Thereafter                                                     15,100,000
                                                            -------------
                                                            $  37,900,000
                                                            =============

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

                                               2002
                           -------------------------------------------------
                                           FINAL       CURRENT                       2001            2000
         Payee             INTEREST       MATURITY     PORTION         TOTAL         Total           Total
         -----             --------       --------   -----------    -----------    -----------    -----------

     Richland County,
       North Dakota          1.65%           1/11    $ 1,010,260    $10,428,880    $11,795,451    $14,510,078

     Richland County,
       North Dakota          1.55%           1/19        217,000     16,412,911             --             --

         Less amount representing interest               367,260      3,161,791      1,300,451      3,240,078
                                                     -----------    -----------    -----------    -----------

                                                     $   860,000    $23,680,000    $10,495,000    $11,270,000
                                                     ===========    ===========    ===========    ===========

Minimum future principal payments required on the obligations under capital lease are as follows:

Years ending August 31,
-----------------------
         2003                                                   $    860,000
         2004                                                        905,000
         2005                                                        960,000
         2006                                                      1,725,000
         2007                                                      1,815,000
         Thereafter                                               17,415,000
                                                                ------------
                                                                $ 23,680,000
                                                                ============

The Company has letter of credit arrangements with a bank that provide for short-term secured borrowings totaling approximately $25,000,000 at August 31, 2002. There were no outstanding advances under these letter of credit arrangements at August 31, 2002.

NOTE 7 - MEMBERS' INVESTMENT AND GROWER PAYMENTS

The ownership of non-dividend bearing common stock is restricted to a "member-producer," as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one unit of preferred stock for each 1.35 planted acres of sugar beet crops grown under a grower's contract with Minn-Dak. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and non-dividend bearing. The board of directors must approve all transfers and sales of stock.

Minn-Dak's net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually on the basis of delivered pounds of sugar, in cash or in the form of credits to each member-producer's patronage credit account as established on the books of the cooperative. In the event of a loss in any one year, the cooperative shall act in such a manner as to first recoup the loss from those patrons who were patrons in the year in which the loss occurred.

Under the terms of Minn-Dak's beet growing contracts with each of its member-producers, Minn-Dak is obligated to pay the member-producers for beets delivered at a price per pound of extractable sugar. However, if, in the opinion of CoBank, the working capital position of the cooperative is insufficient, Minn-Dak shall retain from the price to be paid per pound of extractable sugar such amounts as are deemed by the bank to be necessary for operations, the deductions to be made at such time as the bank shall require. The amount so retained shall be evidenced in the records of Minn-Dak by equity credits in favor of the growers. The board of directors has the power to determine whether such retains shall be "qualified" or "nonqualified" for income tax purposes.

For the year ended August 31, 2002, Minn-Dak allocated patronage of $3,611,367 to the members. For the year ended August 31, 2001, Minn-Dak allocated patronage of $4,624,324 to the members. For the year ended August 31, 2000, Minn-Dak did not allocate patronage to the members.

During the year ended August 31, 2002, Minn-Dak revolved 45% of the unit retains and allocated patronage for the fiscal year ended August 31, 1993, totaling $3,333,326.

During the year ended August 31, 2001, Minn-Dak revolved the remaining 30% of the unit retains and allocated patronage for the fiscal year ended August 31, 1992 and 35% of the unit retains and allocated patronage for the fiscal year ended August 31, 1993, totaling $1,475,742 and $2,647,922, in each respective year, for a total of $4,123,664. In addition, unit retains and allocated patronage owned by certain estates was redeemed at a discount. The discount represented the difference between the book value of these items, totaling $1,482, and the present value of the estimated future redemptions.

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, is as follows:



                                               2002             2001             2000
                                           ------------     ------------     ------------
 Deferred tax assets
   Non-qualified unit retains and
     allocated partonage due to members    $  8,690,000     $  8,377,000     $  8,017,000
   Net operating loss carryforwards           4,092,000        4,247,000        4,379,000
   Other                                      1,240,000        1,137,000        1,560,000
                                           ------------     ------------     ------------

     Gross deferred tax assets               14,022,000       13,761,000       13,956,000
       Less valuation allowance                (510,000)        (664,000)        (799,000)
                                           ------------     ------------     ------------

         Total deferred tax assets           13,512,000       13,097,000       13,157,000
                                           ------------     ------------     ------------

   Deferred tax liabilities
     Depreciation                            11,174,000       10,161,000        9,351,000
     Other                                    2,812,000        2,520,000        2,223,000
                                           ------------     ------------     ------------

         Total deferred tax liabilities      13,986,000       12,681,000       11,574,000
                                           ------------     ------------     ------------

                                           $   (474,000)    $    416,000     $  1,583,000
                                           ============     ============     ============

   Classified as follows
     Current asset                         $    926,000     $    327,000     $    343,000
     Long-term asset (liability)             (1,400,000)          89,000        1,240,000
                                           ------------     ------------     ------------

       Net deferred tax asset              $   (474,000)    $    416,000     $  1,583,000
                                           ============     ============     ============

A provision for income taxes related to non-member income from Minn-Dak Yeast Company, totaling $705,000, $659,000, and $560,000, for the year ended August 31, 2002, 2001, and 2000, respectively, is included in other expense.

The deferred tax asset valuation allowance reduces the estimated amount of the net operating loss carry forwards that will be ultimately realized.

NOTE 9 - EMPLOYEE BENEFIT PLANS

401(k) PLAN

The cooperative has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The cooperative's contribution to the plan is at a level of 75 percent of employee contributions, up to 4 percent of compensation. Contributions to the plan totaled $299,234, $297,914, and $310,258 for the years ended August 31, 2002, 2001, and 2000, respectively.

PENSION PLAN

The cooperative has a non-contributory defined benefit plan that covers substantially all employees who meet certain requirements of age, length of service and hours worked per year.

The following table sets forth the plan's funded status at August 31:

                                                             2002             2001             2000
                                                         ------------     ------------     ------------
     CHANGE IN BENEFIT OBLIGATION
       Benefit obligation at beginning of year           $ 13,969,412     $ 12,447,749     $ 11,857,238
         Service cost                                         597,884          628,658          577,611
         Interest cost                                      1,041,385          942,881          838,130
         Experience (gain)/loss
           due to participant changes                          94,367          256,902         (564,471)
         Benefits paid                                       (415,375)        (306,778)        (260,759)
                                                         ------------     ------------     ------------

       Benefit obligation at end of year                   15,287,673       13,969,412       12,447,749
                                                         ------------     ------------     ------------

     CHANGE IN PLAN ASSETS
       Fair value of plan assets at beginning of year      11,246,080       10,963,942        9,553,497
         Actual return on plan assets                        (330,029)          81,933          881,175
         Employer contribution                                793,370          506,983          790,029
         Benefits paid                                       (415,375)        (306,778)        (260,759)
                                                         ------------     ------------     ------------

       Fair value of plan assets at end of year            11,294,046       11,246,080       10,963,942
                                                         ------------     ------------     ------------

       Funded status                                       (3,993,627)      (2,723,332)      (1,483,807)
         Unrecognized net actuarial loss                    2,739,419        1,434,769          805,973
         Unrecognized prior service cost                      621,358          693,263          355,070
         Unrecognized transition asset                        (26,683)         (44,949)         (63,215)
                                                         ------------     ------------     ------------

       Accrued benefit cost                              $   (659,533)    $   (640,249)    $   (385,979)
                                                         ============     ============     ============


                                                      2002      2001      2000
                                                     ------    ------    ------

     WEIGHTED-AVERAGE ASSUMPTIONS AS OF AUGUST 31
       Discount rate                                   7.5%      7.5%      7.5%
       Expected return on plan assets                  8.0%      8.0%      8.0%
       Rate of compensation increase                   5.0%      5.0%      5.0%

The net periodic pension cost for the years ended August 31, includes the following components:

                                                   2002            2001            2000
                                                -----------     -----------     -----------
     COMPONENTS ON NET PERIODIC BENEFIT COST
       Service cost                             $   597,884     $   628,658     $   577,611
       Interest cost                              1,041,385         942,881         838,130
       Expected return on plan assets              (904,338)       (878,925)       (777,007)
       Amortization of prior service cost            95,989          86,905          54,873
       Amortization of transition amount            (18,266)        (18,266)        (18,266)
                                                -----------     -----------     -----------

         Net periodic benefit cost              $   812,654     $   761,253     $   675,341
                                                ===========     ===========     ===========

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Minn-Dak may be subject to various lawsuits and claims which arising in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the company's financial position, results of operations or cash flows. Management is not aware of any such lawsuits or claims as of August 31, 2002.

NOTE 12 - INVESTMENT IN MARKETING COOPERATIVES

Minn-Dak has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

Minn-Dak's ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. Minn-Dak provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2002, 2001, and 2000, Minn-Dak had advanced $19,454,420, $22,204,411, and $21,501,838, respectively.
Minn-Dak had outstanding advances due from United Sugars of $190,306, $128,764, and $249,117, for the years ended August 31, 2002, 2001, and 2000, respectively. During 2001, a distribution of capital of $68,078 was received.

Minn-Dak has a one-third ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced are sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $1,281,325, $1,974,466, and $1,611,326, respectively, during the years ended August 31, 2002, 2001, and 2000. Minn-Dak had outstanding advances due from (to) Midwest of $(55,366), $285,282, and $(450,359), as of August 31, 2002, 2001, and 2000, respectively.
The owners are guarantors of the short-term line of credit Midwest has with CoBank.


NOTE 13 - OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31, under these obligations, are approximately as follows:

Years ending August 31,
 -----------------------
     2003                                                          $863,000
     2004                                                           574,000
     2005                                                           196,000
     2006                                                           194,000
     2007                                                            77,000
     Thereafter                                                     415,000

Operating lease and contract expenses for the years ended August 31, 2002, 2001, and 2000, totaled approximately $1,171,000, $1,105,000, and $1,206,000, respectively.

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

The following methods and assumptions were used by the company to estimate fair value of the financial instruments, and the estimated fair values of the company's financial instruments as of August 31, 2002, 2001, and 2000, are as follows:

     INVESTMENTS - The investments in CoBank, Dakota Valley Electric Cooperative, Inc. and all other cooperatives are stated at cost, plus the cooperative's share of allocated patronage and capital credits. The investments in United Sugars Corporation, Midwest Agri-Commodities and ProGold Limited Liability Company are accounted for using the equity method, wherein the investments are recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative's share of the undistributed earnings or losses. Minn-Dak Farmers Cooperative believes it is not practicable to estimate the fair value without incurring excessive costs because there is no established market for this stock and it is inappropriate to estimate future cash flows that are largely dependent on future patronage earnings of the investment.

     LONG-TERM DEBT - The fair value of obligations under long-term debt are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities.

     OBLIGATIONS UNDER CAPITAL LEASE - The fair value of obligations under capital lease was based on present value models using current financing rates available to the cooperative. At August 31, 2002, the carrying value of obligations under capital leases was $23,680,000 and the estimated fair value was $23,300,000. At August 31, 2001, the carrying value of obligations under capital leases was $10,495,000 and the estimated fair value was $8,200,000. At August 31, 2000, the carrying value of obligations under capital leases was $11,270,000 and the estimated fair value was $9,200,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

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

                                                                                                  Term Expires
Name and Address                              Age    District                 Director Since      in December
----------------                              ---    --------                 --------------      -----------
Douglas Etten                                 51     District #8 - Lyngaas    1997                2003
     3138 370th ST
     Foxhome, MN  56543

Michael Hasbargen                             57     District #4 - Factory    1993                2002(1)
     2553 360th ST                                   East
     Breckenridge, MN  56520

Victor Krabbenhoft                            53     District #9 - Peet       1989                2004
     416 44th AV S
     Moorhead, MN 56560

Jack Lacey                                    60     District #5 - Hawes      1993                2002(2)
     32936 320th AV
     Wendell, MN  56590-9750

Russell Mauch                                 47     District #2 - Factory    1998                2004
     16305 Hwy 13                                    West
     Barney, ND 58008

Jerry Meyer                                   64     District #1 - Tyler      1994                2003
     1433 15th Street North
     Wahpeton, ND  58075

Edward Moen                                   76     District #3 - Gorder     1989                2004
     17060 County Road 8
     Colfax, ND 58018

                                                                                                  Term Expires
Name and Address                              Age    District                 Director Since      in December
----------------                              ---    --------                 --------------      -----------
Charles Steiner                               52     District #6 - Yaggie     2000                2003
     2851 310th AV
     Foxhome, MN  56543-9312

Paul Summer                                   60     District #7 - Lehman     1993                2002(3)
     1509 Lakeside Drive
     Alexandria, MN 56308


1) Mr. Hasbargen's term as a director of the Company from District #4-Factory East expires on December 10, 2002.

2) Mr. Lacey's term as a director of the Company from District #5-Hawes expires on December 10, 2002.

3) Mr. Summer's term as director of the Company from District #7-Lehman expires on December 10, 2002.


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

         RUSSELL MAUCH has been a director since 1998. Mr. Mauch graduated from North Dakota State University in 1977 with a B.S. in agriculture. From 1979 to 1981 Mr. Mauch was a commercial and agriculture loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for Minn-Dak Yeast Company and on the board of directors for Midwest Agri-Commodities Company.

         JERRY MEYER has been a director since 1994 and is currently serving as board treasurer. Mr. Meyer has been farming near Fairmount, ND since 1958. He also serves on the board of directors for Minn-Dak Yeast Company.

         ED MOEN has been a director since 1989. Mr. Moen has been farming near Galchutt, ND since 1945.

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

Name                          Age     Position
----                          ---     --------

David H. Roche                55      President and Chief Executive Officer

Steven M. Caspers             52      Executive Vice President and Chief
                                        Financial Officer

Allen E. Larson               47      Controller and Chief Accounting Officer

Thomas D. Knudsen             48      Vice President of Agriculture

Jerald W. Pierson             63      Director of Human Resources

Jeffrey L. Carlson            47      Vice President of Operations

John S. Nyquist               47      Purchasing Manager

Patricia J. Keough-Wilson     62      Director of Corporate and Public Relations

Kevin R. Shannon              48      Safety Director

John Haugen                   50      Vice President of Engineering

         DAVID H. ROCHE is Minn-Dak Farmers Cooperative's third president and CEO. He joined the Wahpeton, ND based sugar cooperative on March 1, 2001. He serves on the boards of United Sugars Corporation and Midwest Agri-Commodities. In addition, he is a trustee of the United States Beet Sugar Association, Washington, D.C. Mr. Roche began his sugar industry career as a controller for Michigan Sugar Company in 1976. He progressed through the ranks until he was named president in 1994. In 1996 he became president of Savannah Foods Industrial and was appointed senior vice president of Savannah Foods & Industries. He retained his position at Michigan Sugar Company, which was owned by Savannah Foods & Industries, during this period. Imperial Sugar Company acquired controlling interest in Savannah in 1998. He was named as a managing director and senior vice president. Mr. Roche holds an MBA in Accounting from Michigan State University and became a Certified Public Accountant in 1974.

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

         JOHN R. HAUGEN was promoted to the position of Director of Engineering on November 2, 2001 and to Vice President of Engineering on August 1, 2002. He started his career with Minn Dak Farmers Cooperative in 1976 as an Assistant Engineer and prior to this promotion held the position of Senior Engineer. Mr. Haugen is a graduate of the University of North Dakota and holds a BS in Mechanical Engineering.


ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2002 and the two prior fiscal years to those persons serving as the Company's Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

         The Company does not offer any equity based compensation plans to its employees or directors.

SUMMARY COMPENSATION TABLE


Name and                                                        Other Annual         All Other            Total
Principal Position          Year      Salary       Bonus        Compensation       Compensation        Compensation
------------------          ----      ------       -----        ------------       ------------        ------------
                                                                    (1)                 (2)
David Roche                2002        $265,000     $45,000            $ 13,270                          $323,270
President & CEO            2001        $128,346     $     0            $ 27,598                          $155,945
                           2000        $      0     $     0            $      0                          $      0

Steven Caspers             2002        $140,231     $30,000            $ 11,629                          $181,861
Executive Vice President   2001        $180,787     $30,000            $ 21,991                          $232,779
& CFO                      2000        $129,147     $30,000            $ 13,165                          $172,312

Thomas Knudsen             2002        $101,352     $15,000            $ 12,239                          $128,591
VP Agriculture             2001         $97,557     $14,500            $  4,302                          $116,359
                           2000         $94,624     $14,500            $ 11,380                          $120,504

Richard Richter            2002        $100,357     $15,000            $  5,973                          $121,330
VP Operations              2001         $97,350     $14,500            $  5,729                          $117,579
Retired as of              2000         $94,457     $14,500            $  5,196                          $114,153
9-3-02
Allen Larson               2002         $98,253     $14,000            $  4,579                          $116,832




Controller and             2001        $100,747     $12,000            $  8,213                          $120,959
Chief Accounting           2000         $92,551     $12,000            $  4,094                          $108,645
Officer


----------------------------

         1) In addition to the salary and bonus described above, Mr. Roche, Mr. Caspers, Mr. Knudsen, and Mr. Richter, and Mr. Larson are provided with "Other Annual Compensation," which includes the value of the excess life insurance cost, individual LTD plan, sold vacation, and Company match of the 401(k) plan. The company has a policy whereby Supervisory, Professional and Management employees are required to maintain their vacation and floating holiday hour combined balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.

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

                  On a periodic basis, the Company undertakes a compensation review study to determine that its employees' compensation is commensurate with responsibilities of the various Company positions, and that the compensation is equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company's geographic region. A national compensation consultant called Hay Management consultants performs the compensation review study. This study is made of all management employees, including the president, and non-union employees. In June of 2002 the company instituted a salary range shift. From time to time individual employees have had a restudy based upon changes in their areas of responsibilities. As of August 31, 2002 all employees' wages had been adjusted to levels consistent with the Hay Management Consultants findings and recommendations.

         2) Mr. Roche became eligible for payments into a supplemental executive retirement plan upon his completion of one year of service. However, no obligations were recorded onto the Company's books on his behalf in the fiscal year ended August 31, 2002. See the section below on Retirement Plans for further details on the supplemental executive retirement plan.

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

         The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company provides a matching contribution of 75% of each employee's first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. Federal law limited employee pre-tax income contributions to $11,000 in calendar year 2002 for each participating employee age 49 and under, and $12,000 for each participating employee age 50 and older. The contribution limit for calendar limit was $10,500 for each participating employee, regardless of age. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married).

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

QUALIFIED BENEFITS TABLE

         The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

---------------------------------------------------------------------------------------------------
                                         Years of Service
---------------------------------------------------------------------------------------------------
Pension
Compensation                15             20              25              30             35
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 125,000       $27,979         $37,306         $46,632         $55,958        $65,285
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 150,000       $34,167         $45,556         $56,945         $68,333        $79,722
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 175,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 200,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 225,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 250,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 275,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 300,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 325,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 350,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------
            $ 375,000       $39,117         $52,156         $65,195         $78,233        $91,272
---------------------- ------------- --------------- --------------- --------------- --------------

         Mr. Roche has 1 year of service under the plan.
         Mr. Caspers has 28 years of service under the plan.
         Mr. Knudsen has 25 years of service under the plan.
         Mr. Larson has 20 years of service under the plan.
         Mr. Richter had 26 years of service under the plan as of his retirement date.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information with respect to the ownership of shares of preferred stock as of November 13, 2002, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company's knowledge, as of November 13, 2002, no person owned beneficially more than 5% of the Company's outstanding shares and none of the principal officers listed above owned any such shares.

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

Douglas Etten              Director              450         less than 1%

Michael Hasbargen          Director              375         less than 1%

Victor Krabbenhoft         Director              245         less than 1%

Jack Lacey (1)             Director              250         less than 1%

Russell Mauch (2)          Director              474         less than 1%

Jerry Meyer                Director              260         less than 1%

Ed Moen                    Director              180         less than 1%

Paul Summer (3)            Director              222         less than 1%

Charles Steiner(4)         Director              406         less than 1%

All Directors                                    2862        3.96%

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a) FINANCIAL STATEMENT SCHEDULES

     None

ITEM 14(b) REPORTS ON FORM 8-K

         The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 2002.

ITEM 14(C)        EXHIBITS

Index
-----
    **  3(i)   Articles of Amendment to the Articles of Incorporation of
               Minn-Dak Farmers Cooperative
     *  3(ii)  Articles of Incorporation of Minn-Dak Farmers Cooperative
   ***  3(iii) Amended Bylaws of Minn-Dak Farmers Cooperative
    ** 10(a)   Growers' Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)
   ****10(b)   Uniform Member Marketing Agreement by and between United Sugars
               Corporation and Minn-Dak Farmers Cooperative
      *10(d)   Capitalization Agreement by and among Southern Minnesota Beet
               Sugar Cooperative, Minn-Dak Farmers Cooperative, American
               Crystal Sugar Company, and United Sugars Corporation
      *10(e)   Memorandum of Understanding and Uniform Member Agreement by
               and between Midwest Agri-Commodities Company and Minn-Dak
               Farmers Cooperative
      *10(f)   Molasses Purchase Contract by and between Minn-Dak Farmers
               Cooperative and Universal Foods Corporation (Confidential
               Treatment for
               certain sections)
      *10(g)   Yeast Purchase Contract by and between Universal Foods
               Corporation and Minn-Dak Yeast Company, Inc. (Confidential
               Treatment for certain sections)
      *10(i)   Operating Agreement of ProGold Limited Liability Company
      *10(j)   ProGold Limited Liability Company Member Control Agreement
      *10(k)   Agreement for Electrical Service
     **10(l)   Agreements for Coal Supply, Transportation, and Oiling Service
               (Confidential Treatment Requested as to certain provisions)
      *10(m)   Minn-Dak Farmers Cooperative Pension Plan
      *10(o)   Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for
               certain
               sections)
    ***10(p)   Amendment to Minn-Dak Farmers Cooperative Pension Plan
  *****10(q)   Amendment to Minn-Dak Farmers Cooperative Pension Plan
  *****10(r)   David H. Roche Employment Agreement
  *****10(s)   Agreement with Universal Foods regarding sale of Red Star Yeast &
               Products Division, (Confidential Treatment requested for certain sections)
       12      Statement re Computation of Ratio of Net Proceeds to Fixed
               Charges
      *21      Subsidiaries of the Registrant
       99      906 Certifications

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

**** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998 as filed on November 24, 1998.

*****Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001 as filed on November 29, 2001.

SIGNATURES
         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            MINN-DAK FARMERS COOPERATIVE

                                            BY /S/      David H. Roche
                                              ----------------------------------
                                                     DAVID H. ROCHE, PRESIDENT
                                                     AND CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DUTIES INDICATED.

             SIGNATURE                              TITLE                            REPORT DATE
             ---------                              -----                            -----------
/s/  David H. Roche                            President and                           11-27-02
------------------------------------       Chief Executive Officer        ----------------------------------
David H. Roche

/s/  Steven M. Caspers                   Executive Vice President and                  11-27-02
------------------------------------       Chief Financial Officer        ----------------------------------
Steven M. Caspers

/s/  Allen E. Larson                            Controller and                         11-27-02
------------------------------------       Chief Accounting Officer       ----------------------------------
Allen E. Larson

/s/  Victor Krabbenhoft                            Director                            11-27-02
------------------------------------                                      ----------------------------------
Victor Krabbenhoft

/s/  Douglas Etten                                 Director                            11-27-02
------------------------------------                                      ----------------------------------
Douglas Etten

/s/  Edward Moen, Jr.                              Director                            11-27-02
------------------------------------                                      ----------------------------------
Edward Moen, Jr.

/s/  Mike Hasbargen                                Director                            11-27-02
------------------------------------                                      ----------------------------------
Mike Hasbargen

/s/  Charles Steiner                               Director                            11-27-02
------------------------------------                                      ----------------------------------
Charles Steiner

/s/  Jack Lacey                                    Director                            11-27-02
------------------------------------                                      ----------------------------------
Jack Lacey

/s/  Russell Mauch                                 Director                            11-27-02
------------------------------------                                      ----------------------------------
Russell Mauch

/s/  Jerry Meyer                                   Director                            11-27-02
------------------------------------                                      ----------------------------------
Jerry Meyer

/s/  Paul Summer                                   Director                            11-27-02
------------------------------------                                      ----------------------------------
Paul Summer

CERTIFICATION
-------------
I, David H. Roche, certify that:

1. I have reviewed this annual report on Form 10-K of Minn Dak Farmers Cooperative;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 27, 2002                    /s/ David H. Roche
     ----------------------------          -------------------------------------
                                           President and Chief Executive Officer

CERTIFICATION
-------------

I, Steven M. Caspers, certify that:

1. I have reviewed this annual report on Form 10-K of Minn Dak Farmers Cooperative;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 27, 2002                   /s/ Steven M. Caspers
     ----------------------------          -------------------------------------
                                           Executive Vice President and Chief
                                                Financial Officer

CERTIFICATION
-------------

I, Allen E. Larson, certify that:

1. I have reviewed this annual report on Form 10-K of Minn Dak Farmers Cooperative;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 27, 2002                   /s/ Allen E. Larson
     ----------------------------          -------------------------------------
                                           Controller and Chief Accounting
                                                Officer