Form 10-Q
period 2002-11-30
MINN DAK FARMERS COOPERATIVE
filed 2003-01-14
CIK 948218

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 2002


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

                                 (701) 642-8411
                        ---------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                       ------------------ ---------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES _X_     NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding at
              Class of Common Stock               January 10, 2003
              ---------------------               ----------------
                  $250 Par Value                         490

================================================================================

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three month periods ended November 30, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 2002. The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2003.

2. In August 2002, the company declared a revolvement of 46% of the unit retains and allocated patronage for the 1992 crop totaling $3,333,326. That amount was paid to the stockholders on September 27, 2002.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                  NOVEMBER 30, 2002  AUGUST 31, 2002
ASSETS                                                               (UNAUDITED)        (AUDITED)
------                                                                ---------         ---------
CURRENT ASSETS:
     Cash                                                             $     188         $     757
                                                                      ---------         ---------

     Current portion of long-term note receivable                             3                 3
                                                                      ---------         ---------
     Receivables:
         Trade accounts                                                  14,425            13,086
         Growers                                                            460             4,157
                                                                      ---------         ---------
                                                                         14,885            17,243
                                                                      ---------         ---------

     Advances to affiliate                                                 (213)              135
                                                                      ---------         ---------
     Inventories:
         Refined sugar, pulp and molasses to be sold
           on a pooled basis                                             42,133            19,072
         Nonmember refined sugar                                            571                56
         Yeast                                                              140               125
         Materials and supplies                                           5,279             5,796
         Beet and Juice Inventory                                        56,967                --
         Other                                                                0                --
                                                                      ---------         ---------
                                                                        105,088            25,049
                                                                      ---------         ---------
     Deferred charges                                                        54             1,085
                                                                      ---------         ---------
     Prepaid expenses                                                     1,286             1,278
                                                                      ---------         ---------
     Property and equipment available for sale                              200               200
                                                                      ---------         ---------

            Total current assets                                        121,490            45,749
                                                                      ---------         ---------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                          21,847            21,734
     Buildings                                                           36,087            36,087
     Factory equipment                                                  114,079           114,062
     Other equipment                                                      3,311             3,311
     Construction in progress                                             2,768             2,333
                                                                      ---------         ---------
                                                                        178,092           177,528
         Less accumulated depreciation                                  (78,039)          (76,510)
                                                                      ---------         ---------
                                                                        100,053           101,018
                                                                      ---------         ---------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                           236               238
                                                                      ---------         ---------

OTHER ASSETS:
     Investments restricted for capital lease projects                   10,724            11,063
     Investment in stock of other corporations, unconsolidated
       marketing subsidiaries and other cooperatives                     12,739            12,574
     Deferred income taxes                                               (1,336)               --
     Other                                                                1,202               931
                                                                      ---------         ---------
                                                                         23,329            24,569
                                                                      ---------         ---------
                                                                      $ 245,109         $ 171,573
                                                                      =========         =========

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                          NOVEMBER 30, 2002   AUGUST 31, 2002
                                                                             (UNAUDITED)         (AUDITED)
                                                                               --------          --------
LIABILITIES AND MEMBERS' INVESTMENT
-----------------------------------
CURRENT LIABILITIES:
      Short-term notes payable                                                 $ 47,750          $ 11,795
                                                                               --------          --------

      Current portion of long-term debt                                           3,600             3,600
      Current portion of long-term lease                                            860               860
                                                                               --------          --------
                                                                                  4,460             4,460
      Accounts payable:
           Trade                                                                  1,106             4,808
           Growers                                                               47,652            10,167
                                                                               --------          --------
                                                                                 48,758            14,975
                                                                               --------          --------


      Accrued liabilities                                                         2,474             2,871
                                                                               --------          --------

                Total current liabilities                                       103,442            34,101

LONG-TERM DEBT, NET OF CURRENT PORTION                                           33,100            34,300

OBLIGATION UNDER CAPITAL LEASE                                                   22,820            22,820

OTHER                                                                               920             1,951

COMMITTMENTS AND CONTINGENCIES                                                       --                 0
                                                                               --------          --------

                Total liabilities                                               160,282            93,173
                                                                               --------          --------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                         1,530             1,489
                                                                               --------          --------

MEMBERS' INVESTMENT:
      Preferred stock:
           Class A - 100,000 shares authorized, $105 par value;
             72,200 shares issued and outstanding                                 7,581             7,581
           Class B - 100,000 shares authorized, $75 par value;
             72,200 shares issued and outstanding                                 5,415             5,415
           Class C - 100,000 shares authorized, $76 par value;
             72,200 shares issued and outstanding                                 5,487             5,487
                                                                               --------          --------
                                                                                 18,483            18,483
      Common stock, 600 shares authorized, $250 par value; issued and outstanding, 487 shares at November 30,
        2002 and 488 shares at August 31, 2002                                      122               122
      Paid in capital in excess of par value                                     32,094            32,094
      Unit retention capital                                                      5,868             5,868
      Qualified allocated patronage                                               2,911             2,911
      Nonqualified allocated patronage                                           22,014            15,858
      Retained earnings (deficit)                                                 1,806             1,576
                                                                               --------          --------
                                                                                 83,298            76,912
                                                                               --------          --------

                                                                               $245,109          $171,573
                                                                               ========          ========

See Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  NOVEMBER 30,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
REVENUE:
      From sales of sugar, co-products, and
        yeast, net of discounts                               $ 65,018    $ 54,528
      Other income                                                 194          36
                                                              --------    --------
                                                                65,211      54,564
                                                              --------    --------

EXPENSES:
      Production costs of sugar, co-products,
        and yeast sold                                          13,537      12,610
      Marketing (includes freight and storage)                   8,925       6,439
      General and administrative                                 1,403       1,331
      Interest                                                     912         905
      (Gain) loss on disposition of property and equipment          69          (1)
                                                              --------    --------
                                                                24,845      21,285
                                                              --------    --------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $ 40,366    $ 33,279
                                                              ========    ========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $    230    $    187
                Patronage income                                 6,156      10,241
                                                              --------    --------
                      Net income                                 6,386      10,428

           Unit retention capital                                    0           0
                                                              --------    --------
                Net credit to members' investment                6,386      10,428

      Payments to members for sugarbeets, net of unit
       retention capital                                        33,980      22,851
                                                              --------    --------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $ 40,366    $ 33,279
                                                              ========    ========

See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                   NOVEMBER 30,
                                                                                2002         2001
                                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $  6,386     $ 10,428
      Add (deduct) noncash items:
           Depreciation and amortization                                         1,772        1,660
           Equipment disposals - loss                                               69           (1)
           Net income allocated from unconsolidated marketing subsidiaries         (67)         (61)
           Noncash portion of patronage capital credits                              0            0
           Retention of nonqualified unit retains                                    0            0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                 2,706        9,000
                Inventory, prepaid expenses, and equipment held for resale     (80,047)     (50,171)
                Deferred charges and other assets                                  663        1,054
                Deferred income taxes                                            1,336            0
                Accounts payable, advances, and accrued liabilities             32,352       16,290
                                                                              --------     --------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES      (34,829)     (11,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                     1            1
      Capital expenditures                                                        (780)        (468)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                              (98)           0
      Net proceeds from patronage refunds and equity revolvements                    0            0
      Issuance of notes receivable                                                   0            0
      Proceeds on notes receivable                                                   2            0
      Restricted bond/lease fund investment                                        339            0
      Minority interest in equity of subsidiaries                                   41           31
                                                                              --------     --------
                      NET CASH USED IN INVESTING ACTIVITIES                       (494)        (436)
                                                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                             35,955       15,465
      Payment of long-term debt                                                 (1,200)          (3)
      Payment of financing fees                                                      0            0
      Payment of unit retains and allocated patronage                                0       (4,124)
      Issuance of long-term lease                                                    0            0
      Provision for long-term tax                                                    0            0
      Sale and repurchase of common stock, net                                      (0)           1
      Issuance of stock                                                              1            1
      Issuance of long term tax-exempt bonds                                         0            0
                                                                              --------     --------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                 34,755       11,339
                                                                              --------     --------

NET INCREASE (DECREASE) IN CASH                                                   (569)        (898)

CASH, BEGINNING OF YEAR                                                            757          459
                                                                              --------     --------

CASH, END OF QUARTER                                                          $    188     $   (439)
                                                                              ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $    827     $    876
                                                                              ========     ========

           Income taxes, net of refunds                                       $      8     $      1
                                                                              ========     ========

See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended November 30, 2002 (the first quarter of the Company's 2002-2003 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Revenue for the three months ended November 30, 2002 increased $10.5 million from the 2001 period, an increase of 19%. Revenue from the sale of finished goods increased $5.0 million and Change in Inventories increased $5.5 million.

Revenue from the sales of sugar increased $5.1 million, or 16.1%, reflecting a 7.4% increase in volume and an 8.7% increase in the price for sugar. The increase in volume reflects the large 2002 crop while the increase in price reflects the impact of the Allotment provisions of the 2002 Farm Program.

Revenue from pulp and molasses sales decreased $.4 million or 10.0%, reflecting a 9.2% decrease in sales volume and a 1.0% decrease in the average gross selling price. The decrease in sales volume was primarily due to a reduced supply of available product for shipment in the marketing pool resulting from delayed campaign start-up at some of the other pool member facilities.

Revenues from yeast sales increased $0.2 million or 18.4%, reflecting a 13.0% increase in sales volume and a 5.4% increase in the average selling price. Selling prices are up due to the competitive nature of the current yeast market, while volume is up due to added customers and volume from existing customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2002 amounted to $23.1 million or $5.5 million more than the increase in the value of finished goods inventories for November 30, 2001. For November 30, 2002 the increase in the value of sugar inventories was $8.1 million more than the increase of that of the prior year, and for pulp and molasses $.25 million more. The increase in sugar inventory values is the result of the 2002 Farm Program and the restrictions on sales due to sugar marketing allocations.

In the consolidated statements of operations, Expenses section, production costs of sugar, co-products and yeast totaled $13.5 million, $.9 million or 5% more than the prior year. The increase is mainly attributable to normal operations and expense accrual timings when comparing the three month period ending November 30, 2002. Marketing costs totaled $8.9 million, $2.5 million or 27.9% more than the prior year. This increase over the prior year is attributed to differences in the timing of sales locations, quantity and type. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory increased $11.1 million or 48.7% from the fiscal year 2002 period. This increase is a combination of more sugar being produced during the same time period and a higher estimated price per pound for the growers sugar during the same time period. For fiscal year 2003 the Company is projecting a payment to growers for sugarbeets totaling $90.9 million, which is $17.6 million or 24% more than the prior fiscal year. The increase in payments to members is due to: (1) the result of a 43% increase in tons of beets delivered by members versus the prior year, and (2) 9% less sugar per ton of the beets delivered versus the prior year. The payment is based upon (i) an average delivered sugar content of 16.94%, (ii) a total sugarbeet crop to process of 2.4 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be slightly higher than the previous year. For the quarter ended November 30, 2002, there were no PIK program payments to growers, in contrast to $6.8 million the growers were paid in December 2001 and January 2002.


ESTIMATED FISCAL YEAR 2003 INFORMATION

The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members' sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugarbeets are based upon the Company's then-current estimates of the financial results to be obtained from processing the crop and the sale of finished products. This discussion contains a summary of the Company's current estimates of the financial results to be obtained from the Company's processing of the 2002 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements. These forward-looking statements are based largely upon the Company's expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company's products and the quantity of sugar produced from the sugar beet crop are beyond the Company's control. The actual results experienced by the Company may differ materially from the forward-looking statements contained herein.

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

Currently, the factory is averaging a sugarbeet slice rate of 9,756 tons per day, and the ending slice rate is expected to be above the targeted rate for the fiscal year 2003 plan of 9,500 tons per day. It is believed that any minor deviation from plan will not have a detrimental impact to the bottom line of the Company.

Based upon marketing information developed by United Sugars Corporation, the Company currently estimates the average net selling price of the Company's sugar will be more than that of the prior year because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

The 2002 farm program contains marketing allocations that could potentially restrict the company's ability to market all the sugar it produces. The Company anticipates it will obtain the allocations necessary for the marketing of substantially its entire 2002 crop.

The Company's initial beet payment estimate totals $38.15 per ton or $.13130869 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2003.


OTHER INFORMATION

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the

Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiary).

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank for calendar years 2002 and 2003 of $45.0 million, of which $1.0 million is currently restricted for a letter of credit. The seasonal line of credit is scheduled for renewal in May 2003.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

o Maintain working capital of not less than $9.0 million as of August 31, 2003.
o Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.

o Maintain a current ratio of not less than 1.2:1.0 based on monthly financial statements and attain a current ratio of not less than 1.2:1.0 based on fiscal year end audits.

o Maintain available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of November 30, 2002 the Company was in compliance with its loan agreement covenants with the Bank with the exception of the current ratio. The current ratio fell below the covenant requirement as a result of the larger than normal 2002 beet crop. A waiver for the current ratio covenant has been obtained from the Bank.

Working Capital as of November 30, 2002 totals $18.0 million compared to $11.6 million at August 31, 2002, an increase of $6.4 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2003 is approximately $10.4 million dollars and, in the Company's opinion, will be attained.

The primary factor for the changes in the Company's financial condition for the three months ended November 30, 2002 was due to the seasonal needs of the 2002/2003 sugarbeet-processing season. The cash used to provide for operations of $34.8 million and for investing activities of $.4 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $34.7 million was primarily provided through proceeds from the issuance of short-term debt of $36.0 million; offset by payment of long term debt of $1.2 million.

--------------------------- --------- ---------- --------- --------- ---------
                                       Less
Contractual                            Than 1     1 - 3      4 -5     After 5
Obligations                  Total      Year      Years     Years      Years
--------------------------- --------- ---------- --------- --------- ---------
Long-Term Debt              $36.7MM   $ 3.6MM    $14.4MM   $ 9.6MM   $ 9.1MM
--------------------------- --------- ---------- --------- --------- ---------
Capital Lease Obligations   $23.7MM   $  .9MM    $ 3.6MM   $ 3.7MM   $15.5MM
--------------------------- --------- ---------- --------- --------- ---------
Operating Leases            $ 2.4MM   $  .9MM    $ 1.0MM   $  .2MM   $  .3MM
--------------------------- --------- ---------- --------- --------- ---------
Unconditional
Purchase Obligations        $ 3.5MM   $ 3.5MM        0         0         0
--------------------------- --------- ---------- --------- --------- ---------
Other Long-Term
Obligations                     0         0          0         0         0
--------------------------- --------- ---------- --------- --------- ---------
Total Contractual Cash
Obligations                 $66.3MM   $ 8.9MM    $19.0MM   $13.5MM   $24.9MM
--------------------------- --------- ---------- --------- --------- ---------


Capital expenditures for the three months ended November 30, 2002 totaled $.8 million. Capital expenditures for fiscal year 2003 are currently estimated at $3.5 million excluding a multi-year steam dryer addition listed below.

The board of directors has approved a $9.3 million capital expenditure project for the installation of a pulp steam dryer. The company obtained tax -exempt bonds to finance this project. The projected physical completion date of this project is August 31, 2003. As a result of this project, current bank covenant requirements have been reviewed and the Company projects that during and after the completion of the pulp steam dryer project these bank covenants will be in compliance without needing to be modified.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit  Description
         -------  -----------
         99       906 Certifications

================================================================================


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MINN-DAK FARMERS COOPERATIVE
                                           ----------------------------
                                           (Registrant)


Date:    January 14, 2003                  /s/ DAVID H. ROCHE
       --------------------                -------------------------------------
                                           David H. Roche
                                           President and Chief Executive Officer



Date:    January 14, 2003                  /s/ STEVEN M. CASPERS
       --------------------                -------------------------------------
                                           Steven M. Caspers
                                           Executive Vice President and
                                           Chief Financial Officer

CERTIFICATION
-------------

I, David H. Roche, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Minn Dak Farmers Cooperative;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      January 14, 2003                /s/  David H. Roche
      --------------------------           -------------------------------------
                                           President and Chief Executive Officer

CERTIFICATION
--------------

I, Steven M. Caspers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Minn Dak Farmers Cooperative;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    January 14, 2003                   /s/ Steven M. Caspers
      -------------------------             ------------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer

CERTIFICATION
-------------

I, Allen E. Larson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Minn Dak Farmers Cooperative;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 14, 2003                  /s/ Allen E. Larson
     ------------------------            ---------------------------------------
                                         Controller and Chief Accounting Officer