Form 10-Q
period 2003-02-28
MINN DAK FARMERS COOPERATIVE
filed 2003-04-11
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 2003


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

                                 Not Applicable
                       ---------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

              YES _X_                                      NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     Outstanding at
              Class of Common Stock                  April 10, 2003
              ---------------------                  --------------
                 $250 Par Value                            487

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

================================================================================

                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the six month periods ended February 28, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 2002. The results of operations for the six months ended February 28, 2003 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2003.

2. In August 2002, the company declared a revolvement of 46% of the unit retains and allocated patronage for the 1992 crop totaling $3,333,326. That amount was paid to the stockholders on September 27, 2002.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                   FEBRUARY 28,       AUGUST 31,
                                                                       2003             2002
ASSETS                                                             (UNAUDITED)        (AUDITED)
                                                                    ----------        ---------
CURRENT ASSETS:
   Cash                                                             $      30         $     757
                                                                    ---------         ---------

   Current portion of long-term note receivable                             3                 3
                                                                    ---------         ---------
   Receivables:
     Trade accounts                                                    14,234            13,086
     Growers                                                                0             4,157
                                                                    ---------         ---------
                                                                       14,234            17,243
                                                                    ---------         ---------

   Advances to affiliate                                                  848               135
                                                                    ---------         ---------
   Inventories:
     Refined sugar, pulp and molasses to be sold
       on a pooled basis                                               59,336            19,072
     Nonmember refined sugar                                              629                56
     Yeast                                                                114               125
     Materials and supplies                                             5,358             5,796
     Beet and Juice Inventory                                          23,915                 0
     Other                                                                  0                 0
                                                                    ---------         ---------
                                                                       89,352            25,049
                                                                    ---------         ---------
   Deferred charges                                                       310             1,085
                                                                    ---------         ---------
   Prepaid expenses                                                     1,180             1,278
                                                                    ---------         ---------
   Property and equipment available for sale                              200               200
                                                                    ---------         ---------

       Total current assets                                           106,157            45,749
                                                                    ---------         ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                                          21,847            21,734
   Buildings                                                           36,109            36,087
   Factory equipment                                                  114,389           114,062
   Other equipment                                                      3,291             3,311
   Construction in progress                                             4,168             2,333
                                                                    ---------         ---------
                                                                      179,804           177,528
     Less accumulated depreciation                                    (79,658)          (76,510)
                                                                    ---------         ---------
                                                                      100,146           101,018
                                                                    ---------         ---------
LONG-TERM NOTES RECEIVABLE, NET OF
  CURRENT PORTION                                                         190               238
                                                                    ---------         ---------

OTHER ASSETS:
   Investments restricted for capital lease projects                    9,335            11,063
   Investment in stock of other corporations, unconsolidated
     marketing subsidiaries and other cooperatives                     12,630            12,574
   Deferred income taxes                                                    0                 0
   Other                                                                1,075               931
                                                                    ---------         ---------
                                                                       23,041            24,569
                                                                    ---------         ---------

See Notes to Consolidated Financial Statements.                     $ 229,534         $ 171,573
                                                                    =========         =========

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            FEBRUARY 28,       AUGUST 31,
                                                                               2003              2002
                                                                            (UNAUDITED)        (AUDITED)
                                                                             ---------         ---------
LIABILITIES AND MEMBERS' INVESTMENT
CURRENT LIABILITIES:
      Short-term notes payable                                               $  50,964         $  11,795
                                                                             ---------         ---------

      Current portion of long-term debt                                          3,600             3,600
      Current portion of long-term lease                                           905               860
                                                                             ---------         ---------
                                                                                 4,505             4,460
      Accounts payable:
          Trade                                                                 (4,172)            4,808
          Growers                                                               27,283            10,167
                                                                             ---------         ---------
                                                                                23,111            14,975
                                                                             ---------         ---------

      Accrued liabilities                                                        3,937             2,871
                                                                             ---------         ---------

              Total current liabilities                                         82,517            34,101

LONG-TERM DEBT, NET OF CURRENT PORTION                                          31,900            34,300

OBLIGATION UNDER CAPITAL LEASE                                                  21,915            22,820

OTHER                                                                            1,845             1,951

COMMITTMENTS AND CONTINGENCIES                                                       0                 0
                                                                             ---------         ---------

              Total liabilities                                                138,178            93,173
                                                                             ---------         ---------

MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                        1,477             1,489
                                                                             ---------         ---------

MEMBERS' INVESTMENT:
      Preferred stock:
          Class A - 100,000 shares authorized, $105 par value;
            72,200 shares issued and outstanding                                 7,581             7,581
          Class B - 100,000 shares authorized, $75 par value;
            72,200 shares issued and outstanding                                 5,415             5,415
          Class C - 100,000 shares authorized, $76 par value;
            72,200 shares issued and outstanding                                 5,487             5,487
                                                                             ---------         ---------
                                                                                18,483            18,483
      Common stock, 600 shares authorized, $250 par value; issued and outstanding, 490 shares at February 28,
        2003 and 488 shares at August 31, 2002                                     123               122
      Paid in capital in excess of par value                                    32,094            32,094
      Unit retention capital                                                     5,840             5,868
      Qualified allocated patronage                                              2,897             2,911
      Nonqualified allocated patronage                                          28,371            15,858
      Retained earnings (deficit)                                                2,071             1,576
                                                                             ---------         ---------
                                                                                89,879            76,912
                                                                             ---------         ---------

See Notes to Consolidated Financial Statements.                              $ 229,534         $ 171,573
                                                                             =========         =========

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  FEBRUARY 28,            FEBRUARY 28,
                                                              --------------------    --------------------
                                                                2003        2002        2003        2002
                                                              --------    --------    --------    --------
REVENUE:
      From sales of sugar, co-products, and
        yeast, net of discounts                               $ 65,777    $ 67,500    $130,795    $122,028
      Other income                                                 206         284         400         320
                                                              --------    --------    --------    --------
                                                                65,983      67,784     131,195     122,348
                                                              --------    --------    --------    --------

EXPENSES:
      Production costs of sugar, co-products,
        and yeast sold                                          16,033      14,192      29,569      26,802
      Marketing (includes freight and storage)                   7,616       5,357      16,541      11,796
      General and administrative                                 1,534       1,404       2,937       2,735
      Interest                                                   1,057       1,053       1,970       1,958
      (Gain) loss on disposition of property and equipment          (2)         12          67          11
                                                              --------    --------    --------    --------
                                                                26,239      22,019      51,085      43,302
                                                              --------    --------    --------    --------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $ 39,744    $ 45,765    $ 80,110    $ 79,046
                                                              ========    ========    ========    ========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business        $    265    $    372    $    495    $    559
                Patronage income                                 6,427      10,227      12,583      20,468
                                                              --------    --------    --------    --------
                      Net income                                 6,692      10,598      13,078      21,027

           Unit retention capital                                    0           0           0           0
                                                              --------    --------    --------    --------
                Net credit to members' investment                6,692      10,598      13,078      21,027

      Payments to members for sugarbeets, net of unit
       retention capital                                        33,052      35,167      67,032      58,019
                                                              --------    --------    --------    --------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                         $ 39,744    $ 45,765    $ 80,110    $ 79,046
                                                              ========    ========    ========    ========


See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                   FEBRUARY 28,
                                                                                2003         2002
                                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                 $ 13,078     $ 21,027
      Add (deduct) noncash items:
           Depreciation and amortization                                         3,546        3,320
           Equipment disposals - loss                                               71           11
           Net income allocated from unconsolidated marketing subsidiaries        (143)        (143)
           Noncash portion of patronage capital credits                              0            0
           Retention of nonqualified unit retains                                    0            0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                                 2,296        7,331
                Inventory, prepaid expenses, and equipment held for resale     (64,205)     (61,263)
                Deferred charges and other assets                                  441          233
                Deferred income taxes                                                0            0
                Accounts payable, advances, and accrued liabilities              9,092          102
                                                                              ---------------------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES      (35,823)     (29,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                     9            4
      Capital expenditures                                                      (2,562)        (837)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                              (98)           0
      Net proceeds from patronage refunds and equity revolvements                  186          106
      Issuance of notes receivable                                                   0         (198)
      Proceeds on notes receivable                                                  48            0
      Restricted bond/lease fund investment                                      1,728      (13,725)
      Minority interest in equity of subsidiaries                                  (12)         104
                                                                              --------     --------
                      NET CASH USED IN INVESTING ACTIVITIES                       (702)     (14,545)
                                                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                             39,169       31,030
      Payment of long-term debt                                                 (3,260)      (2,021)
      Payment of financing fees                                                      0            0
      Payment of unit retains and allocated patronage                             (112)           0
      Issuance of long-term lease                                                    0       14,000
      Provision for long-term tax                                                    0            0
      Sale and repurchase of common stock, net                                       1           (2)
      Issuance of stock                                                             (0)           1
      Issuance of long term tax-exempt bonds                                         0            0
                                                                              --------     --------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                 35,798       43,008
                                                                              --------     --------

NET INCREASE (DECREASE) IN CASH                                                   (727)        (920)

CASH, BEGINNING OF YEAR                                                            757          459
                                                                              --------     --------

CASH, END OF QUARTER                                                          $     30     $   (461)
                                                                              ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                           $  1,849     $  1,835
                                                                              ========     ========

           Income taxes, net of refunds                                       $     58     $      3
                                                                              ========     ========


See Notes to Consolidated Financial Statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 28, 2003
                             AND FEBRUARY 28, 2002

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended February 28, 2003 (the second quarter of the Company's 2002-2003 fiscal year) and February 28, 2002 (the second quarter of the Company's 2001-2002 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Revenue for the three months ended February 28, 2003 decreased $1.8 million from the 2002 period, a decrease of 3%. Revenue from the sale of finished goods increased $13.2 million and Change in Inventories decreased $14.9 million.

Revenue from the sales of sugar increased $10.3 million, or 34.1%, reflecting a 31.6% increase in volume and a 2.6% increase in the price for sugar. The increase in volume reflects the large 2002 crop while the increase in price reflects the impact of improved sugar market conditions.

Revenue from pulp and molasses sales increased $2.3 million or 64.0%, reflecting a 56.2% increase in sales volume and a 7.8% increase in the average gross selling price. The increase in sales volume was primarily due to differences in the timing of sales.

Revenues from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company, increased $0.5 million or 36.8%, reflecting a 33.4% increase in sales volume and a 3.4% increase in the average selling price. Selling prices are up due to the competitive nature of the current yeast market, while volume is up due to added customers and volume from existing customers.

The other contributing factor to the change in revenues results from the decrease in finished goods inventories. The decrease in the value of finished goods inventories for the three months ended February 28, 2003 amounted to $17.2 million or $14.9 million less than the increase in the value of finished goods inventories for February 28, 2002. For February 28, 2003 the increase in the value of sugar inventories was $10.5 million less than the increase of that of the prior year, and for pulp and molasses $.4 million less. The decrease in sugar inventory increase in values is the result of the 2001 PIK Program (described in prior filings) contributing $6.0 MM to the prior year quarter and improved sugar market conditions. The 2002 Farm Program provides for beet sugar marketing allotments. The beet segment's allotment for the current year is estimated to be greater than the actual sugar available in the beet sugar segment.

In the consolidated statements of operations, Expenses section, production costs of sugar, co-products and yeast totaled $16.0 million, $1.8 million or 13% more than the prior year. The increase is mainly attributable to normal operations timing when comparing the three month period ending February 28, 2003. Marketing costs totaled $7.6 million, $2.2 million or 42.2% more than the prior year. This increase over the prior year is attributed to differences in the timing of sales locations, quantity and type. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory decreased $2.1 million or 6.0% from the fiscal year 2002 period. This decrease is the result of an increase in the 2001 crop payment being announced in the second quarter of 2002, while no increase in payment was announced during the same period in 2003 for the 2002 crop. For fiscal year 2003 the Company is projecting a payment to growers for sugarbeets totaling $90.9 million, which is $17.6 million or 24% more than the prior fiscal year. The increase in payments to members is due to:
(1) the result of a 43% increase in tons of beets delivered by members versus the prior year, and (2) 9% less sugar per ton of the beets delivered versus the prior year. The payment is based upon (i) an average delivered sugar content of 16.94%, (ii) a total sugarbeet crop to process of 2.4 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be slightly higher than the previous year. For the quarter ended February 28, 2003, there were no PIK program payments to growers, in contrast to $6.8 million the growers were paid in December 2001 and January 2002.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

Revenue for the six months ended February 28, 2003 increased $8.9 million from the 2002 period, an increase of 7.2%. Revenue from the sale of finished goods increased $18.1 million, while the change in the value of finished goods inventory decreased $9.3 million.

Revenue from the sales of sugar increased $15.5 million or 25.0%, reflecting an 18.9% increase in volume and a 6.0% increase in the price for sugar. The increase in volume and revenue is the result of a large 2002 crop, the stronger demand for sugar resulting from the improved sugar market conditions, and the absence of a USDA PIK program for the 2002 crop vs. the 2000 and 2001 crops.

Revenue from pulp and molasses sales increased $1.9 million or 24.8%, reflecting a 22.3% increase in sales volume and a 2.5% increase in the average gross selling price.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") increased $0.7 million or 28.0%, reflecting a 23.7% increase in sales volume and a 4.3% increase in the average selling price. Sensient anticipated this increase in volume in their marketing plan, which targeted new customer volumes.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 2003 amounted to $40.3 million or $9.3 million less than the increase in the value of finished goods inventories for February 28, 2002. This reduced increase was a combination of more sales and the lack of a PIK Program impact. The 2001 PIK Program contributed $2.9 MM to the six months ending February 2002 increase in sugar inventory.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $2.8 million or 10.3%. The increase in production costs for the six months ended February 28, 2003 are mainly due to a larger crop and more sugar marketed to date.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) increased $9.0 million or 15.5% from the prior period. For fiscal year 2003 the Company is projecting a payment to growers for sugarbeets totaling $90.9 million, which is $17.6 million or 24% more than the prior fiscal year. The increase in payments to members is due to: (1) the result of a 43% increase in tons of beets delivered by members versus the prior year, and (2) 9% less sugar per ton of the beets delivered versus the prior year. The payment is based upon (i) an average delivered sugar content of 16.94%, (ii) a total sugarbeet crop to process of 2.4 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be slightly higher than the previous year. In addition to payments for sugarbeets, growers were paid $6.8 million in December 2001 and January 2002 as a result of acres of sugarbeets destroyed as part of the 2001 Sugar PIK program.

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

The Company's members harvested 2.4 million tons of sugarbeets from the 2002 crop, the largest crop ever delivered to the Company. Sugar content of the 2002 crop at harvest was 4% below the average of the five most recent years. Because of the record size of the crop delivered, the production of sugar from the 2002 crop sugarbeets is expected to be the most sugar ever produced by the Company. The remaining beets, as of this report, are in storage sheds and are not considered to be at risk. This forward-looking material is based on the Company's expectations regarding the processing of the 2002 sugarbeet crop; with over 90% of the 2002 crop processed, the actual production results obtained by processing those sugarbeets appears to be slightly greater than the original estimates for the Company's 2002 sugarbeet crop.

Currently, the factory is averaging a sugarbeet slice rate of approximately 9,500 tons per day, and the ending slice rate is expected to be near the targeted rate for the fiscal year 2003 plan of 9,500 tons per day. It is believed that any minor deviation from plan will not have a detrimental impact to the bottom line of the Company.

Based upon marketing information developed by United Sugars Corporation (the Company's sales agent), the Company currently estimates the average net selling price of the sugar will be more than that of the prior year and current year estimates because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

The 2002 Farm Bill contains provisions for marketing allotments, which can potentially restrict the company's ability to market all the sugar it produces. The Company anticipates it will obtain the allocations necessary for the marketing of its entire 2002 crop because the beet sector within the domestic industry has more sugar sales allocations than available sugar to market.

The Company's initial beet payment estimate totals $38.15 per ton or $.13130869 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2003, after the completion of the Company's fiscal year.

ESTIMATED FISCAL YEAR 2004 INFORMATION

The Board of Directors announced that the 2003 crop plantings would remain at the 2002 crop level of approximately 113,000 acres.

The 2002 Farm Bill contains provisions for marketing allotments, which can potentially restrict the company's ability to market all the sugar it produces. MDFC has a marketing plan in place for the 2003 crop that it feels will allow for the marketing of the entire 2003 crop to be marketed within the framework of the 2002 Farm Bill. Sugar sales for non-human consumption uses and for export consumption are not restricted by the 2002 Farm Bill. This marketing plan assumes no changes in the 2002 Farm Bill and a five-year average crop size.

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

As of February 28, 2003 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 28, 2003 totals $23.6 million compared to $11.6 million at August 31, 2002, an increase of $12.0 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2003 is approximately $10.4 million dollars and, in the Company's opinion, will be attained.


The primary factor for the changes in the Company's financial condition for the six months ended February 28, 2003 was due to the seasonal needs of the 2002/2003 sugarbeet-processing season. The cash used to provide for operations of $35.8 million and for investing activities of $.7 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $35.8 million was primarily provided through proceeds from the issuance of short-term debt of $39.2 million; offset by payment of long term debt of $3.3 million.

------------------------- ------------- ----------- -------------- ------------ -------------
Contractual                                 Less
Obligations                   Total        Than 1        1 - 3          4 -5       After 5
                                            Year         Years         Years        Years
------------------------- ------------- ------------ ------------- ------------ -------------
Long-Term Debt               $35.5MM       $3.6MM       $14.4MM       $9.6MM       $ 7.9MM
------------------------- ------------- ------------ ------------- ------------ -------------
Capital Lease Obligations    $22.8MM       $ .9MM       $ 3.6MM       $3.7MM       $14.6MM
------------------------- ------------- ------------ ------------- ------------ -------------
Operating Leases             $ 2.4MM       $ .9MM       $ 1.0MM       $ .2MM       $  .3MM
------------------------- ------------- ------------ ------------- ------------ -------------
Unconditional
Purchase Obligations         $ 3.5MM       $3.5MM           0            0             0
------------------------- ------------- ------------ ------------- ------------ -------------
Other Long-Term
Obligations                      0            0             0            0             0
------------------------- ------------- ------------ ------------- ------------ -------------
Total Contractual Cash
Obligations                  $64.2MM       $8.9MM       $19.0MM       $13.5MM      $22.8MM
------------------------- ------------- ------------ ------------- ------------ -------------

Capital expenditures for the six months ended February 28, 2003 totaled $2.6 million. $1.7 million of the capital expenditures qualified for tax-exempt bond financing and as such drew down against investments restricted for capital lease projects. Capital expenditures for fiscal year 2003 are currently estimated at $3.5 million excluding a multi-year steam dryer addition listed below.

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


PART I

Item 4. OTHER INFORMATION

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders was held on December 10, 2002. At the meeting the Cooperative held election of directors. Elected to three year terms by voice vote and unanimous consent were the following directors: Mike Hasbargen, district four; Jack lacey, district five; Paul Summer, district seven. In addition, the following directors (including current expiration of term) continued on following the Cooperative's annual meeting: Jerry Meyer, district one (2003); Charles Steiner, district six (2003); and Douglas Etten, district eight (2003), Victor Krabbenhoft, district nine (2004), Ed Moen Jr., district three (2004); Russell Mauch, district two (2004).

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         Exhibit           Description
         -------           -----------
         99                906 Certification

================================================================================



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MINN-DAK FARMERS COOPERATIVE
                                           -------------------------------------
                                           (Registrant)


Date:    April 14, 2003                    /s/ DAVID H. ROCHE
       ----------------                    -------------------------------------
                                           David H. Roche
                                           President and Chief Executive Officer



Date:    April 14, 2003                    /s/ STEVEN M. CASPERS
       ----------------                    -------------------------------------
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


Date:      April 14, 2003                  /s/ David H. Roche
      ------------------------             ------------------------------------
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


Date:    April 14, 2003                     /s/ Steven M. Caspers
      -----------------------               ------------------------------------
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


Date:       April 14, 2003               /s/ Allen E. Larson
     ---------------------------         ---------------------------------------
                                         Controller and Chief Accounting Officer