Form 10-Q
period 2003-05-31
MINN DAK FARMERS COOPERATIVE
filed 2003-07-14
CIK 948218

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 2003


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

                  YES            X                    NO
                           ---------                          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
               Class of Common Stock              July 11, 2003
               ---------------------              -------------
                  $250 Par Value                       488

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

================================================================================



                          MINN-DAK FARMERS COOPERATIVE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the nine-month periods ended May 31, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders previously submitted in the Company's Annual 10-K for the fiscal year ended August 31, 2002. The results of operations for the nine months ended May 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2003.

2. In August 2002, the company declared a revolvement of 46% of the unit retains and allocated patronage for the 1992 crop totaling $3,333,326. That amount was paid to the stockholders on September 27, 2002.

                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


ASSETS                                                              MAY 31, 2003   AUGUST 31, 2002
------                                                               (UNAUDITED)     (AUDITED)
                                                                      ---------      ---------
     CURRENT ASSETS:
          Cash                                                        $      75        $     757
                                                                      ---------        ---------

          Current portion of long-term note receivable                        3                3
                                                                      ---------        ---------
          Receivables:
              Trade accounts                                             17,774           13,086
              Growers                                                     4,404            4,157
                                                                      ---------        ---------
                                                                         22,178           17,243
                                                                      ---------        ---------

          Advances to affiliate                                           1,724              135
                                                                      ---------        ---------
          Inventories:
              Refined sugar, pulp and molasses to be sold
                on a pooled basis                                        59,052           19,072
              Nonmember refined sugar                                       553               56
              Yeast                                                         170              125
              Materials and supplies                                      4,877            5,796
              Beet and Juice Inventory                                        0                0
              Other                                                       1,413                0
                                                                      ---------        ---------
                                                                         66,066           25,049
                                                                      ---------        ---------
          Deferred charges                                                  632            1,085
                                                                      ---------        ---------
          Prepaid expenses                                                1,464            1,278
                                                                      ---------        ---------
          Property and equipment available for sale                         200              200
                                                                      ---------        ---------

                 Total current assets                                    92,342           45,749
                                                                      ---------        ---------

     PROPERTY, PLANT AND EQUIPMENT:
          Land and land improvements                                     21,847           21,734
          Buildings                                                      36,109           36,087
          Factory equipment                                             114,474          114,062
          Other equipment                                                 3,291            3,311
          Construction in progress                                        6,645            2,333
                                                                      ---------        ---------
                                                                        182,366          177,528
              Less accumulated depreciation                             (81,337)         (76,510)
                                                                      ---------        ---------
                                                                        101,029          101,018
                                                                      ---------        ---------
     LONG-TERM NOTES RECEIVABLE, NET OF
       CURRENT PORTION                                                      190              238
                                                                      ---------        ---------

     OTHER ASSETS:
          Investments restricted for capital lease projects               8,047           11,063
          Investment in stock of other corporations, unconsolidated
            marketing subsidiaries and other cooperatives                 8,794           12,574
          Deferred income taxes                                               0                0
          Other                                                             982              931
                                                                      ---------        ---------
                                                                         17,823           24,569
                                                                      ---------        ---------

     See Notes to Consolidated Financial Statements                   $ 211,384        $ 171,573
                                                                      =========        =========


                          MINN-DAK FARMERS COOPERATIVE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           MAY 31, 2003  AUGUST 31, 2002
                                                                            (UNAUDITED)     (AUDITED)
                                                                             --------       --------
     LIABILITIES AND MEMBERS' INVESTMENT
     -----------------------------------
     CURRENT LIABILITIES:
           Short-term notes payable                                          $ 22,674       $ 11,795
                                                                             --------       --------

           Current portion of long-term debt                                    3,600          3,600
           Current portion of long-term lease                                     905            860
                                                                             --------       --------
                                                                                4,505          4,460
           Accounts payable:
                Trade                                                           3,026          4,808
                Growers                                                        18,189         10,167
                                                                             --------       --------
                                                                               21,215         14,975
                                                                             --------       --------


           Accrued liabilities                                                  5,689          2,871
                                                                             --------       --------

                     Total current liabilities                                 54,083         34,101

     LONG-TERM DEBT, NET OF CURRENT PORTION                                    30,700         34,300

     OBLIGATION UNDER CAPITAL LEASE                                            21,915         22,820

     OTHER                                                                      1,211          1,951

     COMMITTMENTS AND CONTINGENCIES                                                 0              0
                                                                             --------       --------

                     Total liabilities                                        107,909         93,173
                                                                             --------       --------

     MINORITY INTEREST IN EQUITY OF SUBSIDIARY                                  1,533          1,489
                                                                             --------       --------

     MEMBERS' INVESTMENT:
           Preferred stock:
                Class A - 100,000 shares authorized, $105 par value;
                  72,200 shares issued and outstanding                          7,581          7,581
                Class B - 100,000 shares authorized, $75 par value;
                  72,200 shares issued and outstanding                          5,415          5,415
                Class C - 100,000 shares authorized, $76 par value;
                  72,200 shares issued and outstanding                          5,487          5,487
                                                                             --------       --------
                                                                               18,483         18,483
           Common stock, 600 shares authorized, $250 par value; issued and outstanding, 488 shares at May 31,
             2003 and 488 shares at August 31, 2002                               122            122
           Paid in capital in excess of par value                              32,094         32,094
           Unit retention capital                                               5,809          5,868
           Qualified allocated patronage                                        2,884          2,911
           Nonqualified allocated patronage                                    36,482         15,858
           Retained earnings (deficit)                                          6,068          1,576
                                                                             --------       --------
                                                                              101,942         76,912
                                                                             --------       --------

     See Notes to Consolidated Financial Statements                          $211,384       $171,573
                                                                             ========       ========

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    MAY 31,                  MAY 31,
                                                             ---------------------    ---------------------
                                                               2003        2002         2003        2002
                                                             ---------   ---------    ---------   ---------
REVENUE:
      From sales of sugar, co-products, and
        yeast, net of discounts                              $  51,856   $  25,019    $ 182,651   $ 147,046
      Other income                                               4,155       1,415        4,555       1,735
                                                             ---------   ---------    ---------   ---------
                                                                56,011      26,433      187,206     148,781
                                                             ---------   ---------    ---------   ---------

EXPENSES:
      Production costs of sugar, co-products,
        and yeast sold                                          11,689       7,507       41,259      34,309
      Marketing (includes freight and storage)                   5,560       4,233       22,101      16,029
      General and administrative                                 1,718       1,589        4,656       4,324
      Interest                                                     965       1,070        2,934       3,028
      (Gain) loss on disposition of property and equipment           0          24           67          35
                                                             ---------   ---------    ---------   ---------
                                                                19,932      14,423       71,017      57,724
                                                             ---------   ---------    ---------   ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $  36,079   $  12,010    $ 116,189   $  91,057
                                                             =========   =========    =========   =========

DISTRIBUTION OF NET PROCEEDS:
      Credited to members' investment:
           Components of net income:
                Income (loss) from non-member business       $   3,997   $     384    $   4,492   $     943
                Patronage income                                 8,167      (7,201)      20,750      13,267
                                                             ---------   ---------    ---------   ---------
                      Net income                                12,164      (6,817)      25,242      14,210

           Unit retention capital                                    0           0            0           0
                                                             ---------   ---------    ---------   ---------
                Net credit to members' investment               12,164      (6,817)      25,242      14,210

      Payments to members for sugarbeets, net of unit
       retention capital                                        23,915      18,826       90,947      76,846
                                                             ---------   ---------    ---------   ---------

NET PROCEEDS RESULTING FROM MEMBER AND
   NONMEMBER BUSINESS                                        $  36,079   $  12,010    $ 116,189   $  91,057
                                                             =========   =========    =========   =========



See Notes to Consolidated Financial Statements.

                          MINN-DAK FARMERS COOPERATIVE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                   MAY 31,
                                                                               2003        2002
                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income allocated to members' investment                                $ 25,242    $ 14,210
      Add (deduct) noncash items:
           Depreciation and amortization                                        5,318       5,148
           Equipment disposals - loss                                              71          35
           Net income allocated from unconsolidated marketing subsidiaries       (236)       (245)
           Noncash portion of patronage capital credits                          (396)     (1,304)
           Retention of nonqualified unit retains                                   0           0
           Changes in operating assets and liabilities:
                Accounts receivable and advances                               (6,524)        810
                Inventory, prepaid expenses, and equipment held for resale    (41,203)    (35,981)
                Deferred charges and other assets                                 116         454
                Deferred income taxes                                               0           0
                Accounts payable, advances, and accrued liabilities             8,318       2,749
                                                                             --------    --------
                      NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES      (9,294)    (14,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of property, plant and equipment                    9           4
      Capital expenditures                                                     (5,123)     (2,106)
      Investment in stock of other corporations, unconsolidated
        marketing subsidiaries and other cooperatives                           4,227           0
      Net proceeds from patronage refunds and equity revolvements                 186         106
      Issuance of notes receivable                                                  0        (261)
      Proceeds on notes receivable                                                 48          35
      Restricted bond/lease fund investment                                     3,016     (13,036)
      Minority interest in equity of subsidiaries                                  44         175
                                                                             --------    --------
                      NET CASH USED IN INVESTING ACTIVITIES                     2,406     (15,082)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of short-term debt                            10,879      19,865
      Payment of long-term debt                                                (4,460)     (4,424)
      Payment of financing fees                                                     0        (605)
      Payment of unit retains and allocated patronage                            (212)          0
      Issuance of long-term lease                                                   0      13,955
      Provision for long-term tax                                                   0           0
      Sale and repurchase of common stock, net                                      0          (2)
      Issuance of stock                                                            (0)          0
      Issuance of long term tax-exempt bonds                                        0           0
                                                                             --------    --------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                 6,207      28,789
                                                                             --------    --------

NET INCREASE (DECREASE) IN CASH                                                  (681)       (417)

CASH, BEGINNING OF YEAR                                                           757         459
                                                                             --------    --------

CASH, END OF QUARTER                                                         $     75    $     42
                                                                             ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash payments for:
           Interest                                                          $  2,709    $  2,809
                                                                             ========    ========

           Income taxes, net of refunds                                      $    337    $      8
                                                                             ========    ========

See Notes to Consolidated Financial Statements

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative ("the Company") for the three months ended May 31, 2003 (the third quarter of the Company's 2002-2003 fiscal year) and May 31, 2002 (the third quarter of the Company's 2001-2002 fiscal year). The Company's fiscal year runs from September 1 to August 31.

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


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

Revenue from sales of sugar, co-products, and yeast, net of discounts for the three months ended May 31, 2003 increased $26.8 million from the 2002 period, an increase of 107%. Revenue from the sale of finished goods increased $11.8 million and Change in Inventories increased $15.0 million.

Revenue from the sales of sugar increased $11.1 million, or 30.7%, reflecting a 32.6% increase in volume and a 1.8% decrease in the price for sugar. The increase in volume was primarily due to 28.3% of sales being to a single customer without allocations fob Company at net prices similar to net prices for other sales. Excluding the sales without allocations fob Company, sugar sales increased in pricing 2.1%.

Revenue from pulp and molasses sales increased $.2 million or 8.2%, reflecting a 28.9% increase in sales volume and a 20.7% decrease in the average gross selling price. The increase in sales volume was primarily due to 19% of the volume being in the form of pressed pulp vs dried pulp. The Company is establishing a market for pressed pulp, which will sell at a significantly lower price than dried pulp, but will also have significantly reduced production costs. Excluding the pressed pulp sales volume and pricing, the pulp and molasses sales were slightly higher in volume and slightly higher in selling price for the three months ended May 31, 2003 vs May 31, 2002.

Revenues from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company, increased $0.4 million or 28.9%, reflecting a 29.7% increase in sales volume and a 0.8% decrease in the average selling price. Selling prices are down due to the competitive nature of the current yeast market, while volume is up due to added customers and volume from existing customers.

The other contributing factor to the change in revenues results from the decrease in finished goods inventories. The decrease in the value of finished goods inventories for the three months ended May 31, 2003 amounted to $.3 million or $15.0 million less than the decrease in the value of finished goods inventories for May 31, 2002. For May 31, 2003 the decrease in the value of sugar inventories was $14.2 million less than the decrease of that of the prior year, and for pulp and molasses $0.9 million less.

During the three months ended May 31, 2003, the Company sold its interest in ProGold LLP to American Crystal Sugar Company for $10.3 MM cash. The after-tax gain on sale is anticipated to be approximately $3.7MM. This was a non-member transaction and as such the bylaws of the company direct the company to place any gains or losses into retained earnings. The Company considers this a non-recurring activity.

In the consolidated statements of operations, Expenses section, production costs of sugar, co-products and yeast totaled $11.7 million, $4.3 million or 57% more than the prior year. The increase is mainly attributable to a longer processing season for the 2002 crop when comparing the three-month period ending May 31, 2003. Marketing costs totaled $5.6 million, $1.3million or 31.3% more than the prior year. This increase over the prior year is attributed to differences in the timing of sales locations, quantity and type. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory increased $5.1 million or 27.1% from the fiscal year 2002 period. This increase is attributable to a larger crop. For fiscal year 2003 the Company is projecting a payment to growers for sugarbeets totaling $95.4 million, which is $22.0 million or 30% more than the prior fiscal year. The increase in payments to members is due to: (1) the result of a 43% increase in tons of beets delivered by members versus the prior year, and (2) 9% less sugar per ton of the beets delivered versus the prior year. The payment is based upon (i) an average delivered sugar content of 16.94%, (ii) a total sugarbeet crop to process of 2.4 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be slightly higher than the previous year.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002

Revenue from sales of sugar, co-products, and yeast, net of discounts for the nine months ended May 31, 2003 increased $35.6 million from the 2002 period, an increase of 24.2%. Revenue from the sale of finished goods increased $29.9 million, while the change in the value of finished goods inventory increased $5.7 million.

Revenue from the sales of sugar increased $26.6 million or 27.1%, reflecting a 23.8% increase in volume and a 3.3% increase in the price for sugar. The increase in volume and revenue is the result of a large 2002 crop, the stronger demand for sugar resulting from the improved sugar market conditions, and the absence of a USDA Payment In Kind (PIK) program for the 2002 crop vs. the 2000 and 2001 crops.

Revenue from pulp and molasses sales increased $2.1 million or 20.3%, reflecting a 24.1% increase in sales volume and a 3.8% decrease in the average gross selling price. The increase in sales volume was primarily due to 5.8% of the volume being in the form of pressed pulp vs dried pulp. The Company is establishing a market for pressed pulp, which will sell at a significantly lower price than dried pulp, but will also have significantly reduced production costs.

Revenues from yeast sales from the Company's subsidiary yeast production facility, Minn-Dak Yeast Company ("MDYC") increased $1.1 million or 28.3%, reflecting a 25.9% increase in sales volume and a 2.5% increase in the average selling price. Sensient, the Company's partner in the MDYC operation, and who supplies the marketing function for the yeast produced by MDYC, anticipated this increase in volume in their marketing plan, which targeted new customer volumes.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2003 amounted to $40.0 million or $5.7 million more than the increase in the value of finished goods inventories for the nine months ended May 31, 2002. This increase was a combination of more sales, more production and the lack of a PIK Program impact. The 2001 PIK Program contributed $2.9 MM to the nine months ending May 31, 2002 increase in sugar inventory.

During the nine months ended May 31, 2003, the Company sold its interest in ProGold LLP to American Crystal Sugar Company for $10.3 MM cash. The after tax gain on sale is anticipated to be approximately $3.7MM. This was a non-member transaction and as such the bylaws of the company direct the company to place any gains or losses into retained earnings. The Company considers this a non-recurring activity.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $7.0 million or 20.4%. The increase in production costs for the nine months ended May 31, 2003 is mainly due to a larger crop and more sugar marketed to date.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) increased $23.9 million or 35.7% from the prior period. For fiscal year 2003 the Company is projecting a payment to growers for sugarbeets totaling $95.4 million, which is $22.0 million or 30% more than the prior fiscal year. The increase in payments to members is due to: (1) the result of a 43% increase in tons of beets delivered by members versus the prior year, and (2) 9% less sugar per ton of the beets delivered versus the prior year. The payment is based upon
(i) an average delivered sugar content of 16.94%, (ii) a total sugarbeet crop to process of 2.4 million tons and (iii) the Company's projected selling price for its sugar, which is currently estimated to be slightly higher than the previous year. In addition to payments for sugarbeets, growers were paid $6.8 million in December 2001 and January 2002 as a result of acres of sugarbeets destroyed as part of the 2001 Sugar PIK program.



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

The Company's members harvested 2.4 million tons of sugarbeets from the 2002 crop, the largest crop ever delivered to the Company. Sugar content of the 2002 crop at harvest was 4% below the average of the five most recent years. Because of the record size of the crop delivered, the production of sugar from the 2002 crop sugarbeets is the most sugar ever produced by the Company.

The factory completed its 2002 crop sugar production with an estimated 6,110,000 cwt produced, slightly higher than the original projections. The average slice rate was 9,414 per day, slightly lower than the original projections.

Based upon marketing information developed by United Sugars Corporation (the Company's sales agent), the Company currently estimates the average net selling price of the sugar will be more than that of the prior year and current year estimates because of the domestic volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

The 2002 Farm Bill contains provisions for marketing allotments, which can potentially restrict the company's ability to market all the sugar it produces. The Company has obtained all the allocations necessary for the marketing of its entire 2002 crop.
The Company's initial beet payment estimate has been increased to $40.00 or $.1376762 per harvested/bonus pound of sugar, an increase of 4.8%. The final beet payment will be determined in October of 2003, after the completion of the Company's fiscal year.

ESTIMATED FISCAL YEAR 2004 INFORMATION

The 2003 crop currently has 113,500 acres planted. The current condition of the crop is considered to be slightly better than the 2002 crop. However, it is still early in the growing season and crop quality will be impacted by weather conditions between the date of this report and the harvest of the crop.

The 2002 Farm Bill contains provisions for marketing allotments, which can potentially restrict the company's ability to market all the sugar it produces. MDFC has a marketing plan in place for the 2003 crop that it feels will allow for the marketing of the entire 2003 crop to be marketed within the framework of the 2002 Farm Bill. The 2002 Farm Bill does not restrict sugar sales for non-human consumption uses and for export consumption. If there are material reductions in the 2002 Farm Bill allocations for the 2003 crop, or if the 2003 crop produces significantly more sugar than the 2002 crop, the Company may need to make modifications to its marketing plan.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company's capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the "Bank"). The Company has a short-term line of credit with the Bank for calendar years 2003 and 2004 of $45.0 million, of which $1.0 million is available for a letter of credit. The seasonal line of credit was renewed in May 2003 with the removal of the current ratio covenant being the only significant change.

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

As of May 31, 2003 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2003 totals $38.3 million compared to $11.6 million at August 31, 2002, an increase of $26.7 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company with the exception of approximately $7.0 million being generated by the sale of the ProGold LLP interest.

The targeted working capital for August 31, 2003 is approximately $9.5 million dollars as a result of normal operations with an additional $7.0 million being available as the result of the ProGold LLP sale. A Company strategic planning process that will be concluded this fiscal year will decide the future use of the additional $7.0 million dollars.

The primary factor for the changes in the Company's financial condition for the nine months ended May 31, 2003, was due to the seasonal needs of the 2002/2003 sugarbeet-processing season and the addition of $7.0 million from the sale of ProGold LLP. The cash used to provide for operations totaled $9.3 million. The net cash provided from investing activities of $2.4 million and financing activities of $6.2 million was primarily provided through proceeds from the issuance of short-term debt of $10.9 million; offset by payment of long-term debt of $4.5 million.


-------------------------------------------------------------------------------------------------------------------------------
Contractual                                                 Less
Obligations                                Total           Than 1          1 - 3               4 -5              After 5
                                                            Year           Years              Years               Years
-------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                       $34.3MM             $ 3.6MM         $ 14.4MM           $ 9.6MM              $  6.7MM
-------------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations            $22.8MM             $  .9MM         $  3.6MM           $ 3.7MM              $ 14.6MM
-------------------------------------------------------------------------------------------------------------------------------
Operating Leases                     $ 2.4MM             $  .9MM         $  1.0MM           $  .2MM              $   .3MM
-------------------------------------------------------------------------------------------------------------------------------
Unconditional
Purchase Obligations                 $ 3.5MM             $ 3.5MM              0                  0                    0
-------------------------------------------------------------------------------------------------------------------------------
Other Long-Term
Obligations                              0                   0                0                  0                    0
-------------------------------------------------------------------------------------------------------------------------------
otal Contractual Cash
Obligations                          $63.0MM             $ 8.9MM         $ 19.0MM           $ 13.5MM             $ 21.6MM
-------------------------------------------------------------------------------------------------------------------------------

Capital expenditures for the nine months ended May 31, 2003 totaled $5.1 million. $3.0 million of the capital expenditures qualified for tax-exempt bond financing and as such were drawn down against investments restricted for capital lease projects. Capital expenditures for fiscal year 2003 are currently estimated at $3.5 million excluding a multi-year steam dryer addition listed below.

The board of directors has approved a $9.3 million capital expenditure project for the installation of a pulp steam dryer. The company obtained tax-exempt bonds to finance this project. The projected physical completion date of this project is August 31, 2003 and the project is currently considered slightly ahead of schedule and under budget. As a result of this project, current bank covenant requirements have been reviewed and the Company projects that during and after the completion of the pulp steam dryer project these bank covenants will be in compliance without needing to be modified.



PART I

Item 4.  OTHER INFORMATION

The Company's Audit Committee and Management are working toward a goal of meeting all required SEC documentation, certification and best business practices. As the SEC adopts new rules and proposes future rules, the Company is positioning itself to continue being in compliance. The Company's Audit Committee and Management have been seeking guidance from the SEC and experts in the appropriate areas as needed.

The Company considers its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to be its disclosure committee, responsible to the Audit Committee for presenting material facts relative to the financial statements and how they are to be disclosed in the SEC filings prior to those filings.

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

ITEM 1.   LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a) Exhibits   Item #99.1 Section 1350 Certification of the
                         President & Chief Executive Officer
              Item #99.2 Section 1350 Certification of the Executive Vice
                         President & Chief Financial Officer
              Item #99.3 Section 1350 Certification of the Controller & Chief
                         Accounting Officer
              Item #99.4 906 Certification of the Chief Executive Officer
              Item #99.5 906 Certification of the Chief Financial Officer

b) Reports on Form 8-K

     The Company filed the following Current Report on Form 8-K during this quarter: On Form 8-K, dated April 28th, 2003, the Company announced that on April 22, 2003, the Board of Directors of Minn-Dak Farmers Cooperative (the "Cooperative") approved the sale of the Cooperative's 5% ownership interest in ProGold Limited Liability Company ("ProGold") to American Crystal Sugar Company for $10,300,000.

================================================================================






                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MINN-DAK FARMERS COOPERATIVE
                                       -----------------------------------
                                       (Registrant)


Date:    July 15, 2003                 /s/ DAVID H. ROCHE
       ---------------                 -----------------------------------
                                       David H. Roche
                                       President and Chief Executive Officer



Date:    July 15, 2003                 /s/ STEVEN M. CASPERS
       --------------------            -----------------------------------
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




Date:      July 15, 2003                    \s\  David H. Roche
      -----------------------              ------------------------------------
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





Date:    July 15, 2003                      \s\ Steven M. Caspers
      ----------------------                ------------------------------------
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




Date:       July 15, 2003                   \s\ Allen E. Larson
     --------------------------             ------------------------------------
                                            Controller and Chief Accounting
                                            Officer