Form 10-K
period 2003-08-31
MINN DAK FARMERS COOPERATIVE
filed 2003-11-26
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X]  Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended
AUGUST 31, 2003
Or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_________________

Commission File
No. 33-94644
_________________

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
YES _X_ NO ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Minn-Dak Farmers Cooperative has previously registered securities for offer and sale pursuant to the Securities Act of 1933, as amended (the “Securities Act”). As a result of that previous registration under the Securities Act, under Sections 15(d) and 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Cooperative is obligated to file quarterly reports on form 10-Q, annual reports on Form 10-K and supplemental reports on Form 8-K. However, the Cooperative has not registered any of its securities under Section 12(g) of the Exchange Act. The Cooperative is exempt from any obligation to register its securities under the Exchange Act due to the provisions of Section 12(g)(2)(E), which exempts from Exchange Act registration any security of an issuer, such as the Cooperative, which is a “cooperative association” as defined in the Agricultural Marketing Act of 1929.

As a result, those provisions of the Exchange Act, which are applicable only to securities registered under Section 12 of that act, do not apply to shares issued by the Cooperative. The provisions, which do not apply to the Cooperative’s shares, include the regulation of proxies under Section 14 of the Exchange Act and the reporting and other obligations of directors, officers and principal stockholders under Section 16 of the Exchange Act.

        As of November 13, 2003, 488 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 2% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company’s available stock was traded at arm’s length during the fiscal year ended August 31, 2003. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and range in price from $2,300 to $2,400 per unit the first quarter, and $2,450 to $2,550 per unit the second and third quarters. The fourth quarter did not have any arms length transactions.

        Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this annual report are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict”, and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

DOCUMENTS INCORPORATED BY REFERENCE

        None

PART  I

ITEM 1.     BUSINESS

        Minn-Dak Farmers Cooperative (“Minn-Dak” or the “Company”) is a North Dakota agricultural cooperative that was formed in 1972 and has 488 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company’s offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company’s facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation. The Company’s beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company.

        Minn-Dak’s corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075, (telephone number (701) 642-8411). Its fiscal year ends August 31.

PRODUCTS AND PRODUCTION

        The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also markets certain co-products of the sugar it produces, such as beet molasses and beet pulp pellets. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company’s sugar production location. Minn-Dak Yeast Company, Inc. produces fresh baker’s yeast and provided revenues totaling approximately 4% of the Company’s gross revenues for the fiscal year ended August 31, 2003.

        The Company processes sugarbeets grown by its members at its sugarbeet processing facility located in Wahpeton, North Dakota. The period during which the Company’s plant is in operation to process sugarbeets into sugar and co-products is referred to as the “campaign.” The campaign is expected to begin in September of each year and continues until the available supply of beets has been depleted, which generally occurs in March or April of the following year, depending on the size of the crop. Based on current processing capacity, an average campaign lasts approximately 210-225 days, assuming normal crop yields.

        Once the sugarbeets are harvested, rapid processing is important to maximize sugar extraction and minimize spoilage. Members transport their crop by truck to receiving stations designated by the Company. Beets are then stored in the Company’s factory yard and at outlying piling stations until processed. Under the Company’s “growers agreement” with its members, the Company furnishes all loading equipment at suarbeet receiving stations and, after delivery of the beets to the Company, pays all freight and mileage charges for hauling the sugarbeets from the piling stations to the factory for processing.

        The Company’s total sugar production is influenced by the amount and quality of sugarbeets grown by its members, by the processing capacity of the Company’s plant and by the ability to store harvested beets. Most of the beet harvest is stored in piles. Although piled sugarbeets that have been frozen by the winter temperatures may be stored for extended periods, beets stored in unprotected piles at temperatures above freezing must be processed within approximately 160 days.

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

        Unprotected sugarbeet piles are “split” by processing the center of the piles first. This method allows the processing of the center beets, which do not freeze and therefore deteriorate more rapidly, at the earliest possible date.

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

        Storage shed beets are handled in the same manner as the ventilated beets. The difference between the processes is the building itself, which insulates the beets from sun, wind, and warmer spring temperatures. With the buildings, storage of the beets can run as late as mid May of each year. If a campaign is not expected to extend beyond early April, all or some of the buildings storing beets may be cooled down to a low thirty-degree temperature and maintained at that temperature until the beets are processed. The decision to freeze or cool the beets in a storage building is based upon the anticipated economic benefit that year of each of the options.

        In addition, unprotected and ventilated beets will, in long campaigns, have extra steps taken to extend their life. Beets can be sprayed with lime to create a reflectant and reduce the harmful impact from the sun’s rays in the spring. Straw can also be applied to the sides of some later processed piles to further insulate the beets from sun, wind, and temperature.

        Once the sugarbeets arrive in the factory, the basic steps in producing sugar from them include: washing; slicing into thin strips called “cossettes”; extracting the sugar from the cossettes in a diffuser; purifying the resulting “raw juice” and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystallize the sugar; separating the sugar crystals in a centrifuge; drying the sugar; and storing sugar in bulk form for bulk and bag shipping.

        The Company’s sugarbeet co-products include beet molasses, beet pulp pellets and pressed pulp. After the extraction of raw juice from the cossettes, the remaining pulp is dried, processed into pellets and sold as animal feed or not dried and sold as wet animal feed to the local market. The beet molasses is the sugar juice left after all economical means have been taken to extract the sugar from the sugar juice. The beet molasses is sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds. The beet molasses and beet pulp pellets are marketed through Midwest Agri-Commodities Company.

RECENT CROPS

        The Company’s members harvested 2.3 million tons of sugarbeets from the 2003 crop, the second largest crop ever delivered to the Company. Sugar content of the 2003 crop at harvest was 7% above the average of the five most recent years because of crop growing conditions. Because of the near record size and above average quality of the crop delivered, the Company’s production of sugar from the 2003 crop sugarbeets is expected to set a new record for sugar produced. This forward-looking material is based on the Company’s expectations regarding the processing of the 2003 sugar beet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets. The Company’s initial beet payment estimate totals $40.83 per ton or $.12606307 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2004. This projected payment is less than the final 2002 crop payment per ton/pound, but higher than the original projected 2002 crop payment per ton/pound. The lower projected 2003 crop payment results from what management believes is a conservative approach to forecasting sugar production and sugar production costs from a commodity, while harvested, is still at risk for adverse storage conditions.

        For a discussion of the 2002, 2001 and 2000 crops and results of operations for fiscal years 2003, 2002 and 2001, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARKETING, CUSTOMERS AND PRICING

        Since January 1, 1994 United Sugars Corporation (“United Sugars”), a common marketing agency operating on a cooperative basis, has marketed the Company’s sugar. United Sugars is owned by the Company and three other sugar producing companies (American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and United States Sugar Corporation) and exists to market sugar produced by the four member owners.

        As of this writing the Company has an ownership interest in United Sugars (year to date contributed capital) totaling $1.4 million, which represents approximately 12% of the total.

        The Company, as well as the other members of United Sugars, has entered into a “Uniform Member Marketing Agreement” with United Sugars. Under that agreement, the sugar produced by the Company is pooled with sugar produced by the other sugar-producing member owners and is then sold through the efforts of United Sugars. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company’s pro rata share of the marketing and sales expenses incurred by United Sugars. Any net proceeds from the operation of United Sugars are distributed to the various members on a patronage basis.

        On November 15, 2002 one of the members, Southern Minnesota Beet Sugar Cooperative, provided United Sugars with a formal, written notice that it intends to leave the United Sugars organization. The Uniform Member Marketing Agreement provides that when a member serves notice of its intent to leave United Sugars it must provide a minimum of fifteen months notice. In this case, the member has provided United Sugars twenty-one months notice. The marketing or financial impact, if any, to United Sugars or to the Company of the departure of this member is not believed to be substantial.

        United Sugars sells industrial bulk sugar, industrial bagged sugar, and retail bagged sugar and specialty sugars. It distributes both cane sugar and beet sugar, and distributes sugar to customers over a large geographical area. United Sugars markets the Company’s sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars includes most of the large industrial sugar users. The customer base also includes retail grocery and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2003, 94% of the Company’s sugar was shipped in bulk form, mostly to industrial users, and 6% in bagged powdered sugar.

        The prices at which United Sugars sells the Company’s sugar fluctuate periodically based on changes in domestic sugar supply and demand. Bulk sugar, the largest portion of the Company’s sales, is contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold mostly on a spot or quarterly basis. Current net selling prices for sugar are forecast to be lower than the prior two years because of: (1) record production of domestic sugar from domestic sugarbeets and sugar cane; and (2) the Federal Government’s establishment of the overall marketing allotment quantity, which is provided for in the

2002 Farm Bill, was initially set too high, resulting in excessive amounts of sugar available to the domestic sugar market place.

        The Company markets its co-products, dried beet pulp and beet molasses, through Midwest Agri-Commodities Company (“Midwest Agri”), a cooperative whose members are the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company. Midwest Agri markets beet pulp, beet molasses and other liquid livestock feed for its member owners as well as non-members. Beet pulp is marketed to livestock feed mixers and livestock feeders in the United States and foreign markets.

        A “Uniform Member Marketing Agreement” evidences the sales and marketing arrangement with Midwest Agri. Under that agreement, the beet pulp and beet molasses produced by the Company is pooled with beet pulp and beet molasses produced by the other producing member owners and is then sold through the efforts of Midwest Agri. The Company receives payment for its beet pulp and beet molasses by receiving its pro rata share of the net proceeds from the sale of the pooled beet pulp and beet molasses. The net proceeds of such sales represent the gross proceeds of the sale of the beet pulp and beet molasses, adjusted for the various costs and expenses of marketing the pooled beet pulp and beet molasses, including the Company’s pro rata share of the marketing and sales expenses incurred by Midwest Agri. Any net proceeds from the operation of Midwest Agri are distributed to the various members on a patronage basis.

        For the year ended August 31, 2003, approximately 55% of the Company’s beet pulp production was exported to Japan and Europe, and the remaining 45% was sold domestically. The market for beet pulp is affected by the availability and quality of competitive feedstuffs and by the strength of the U.S. dollar relative to local currencies in export markets. Dried beet pulp prices increased in FY 2003 due to the impact of the drought conditions in the western United States, which resulted in a reduction in available feedstuffs, and therefore higher per ton prices. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical houses, livestock feed mixers and livestock feeders. Beet molasses prices increased in FY 2003 due to shrinking supplies of domestically produced molasses and improvement in worldwide prices for beet molasses and competitive commodities.

        Co-product sales accounted for approximately 9% of the Company’s total consolidated net sales revenues during FY 2003. This relationship is primarily a function of the average market prices for sugar, beet pulp, beet molasses and fresh yeast and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices of these products fluctuate independently of each other.

        The Company is an eighty percent (80%) equity owner of Minn-Dak Yeast Company, Inc. (“Minn-Dak Yeast”). Minn-Dak Yeast manufactures bagged and cream fresh baker’s yeast in a plant located adjacent to the Company’s sugar plant in Wahpeton, North Dakota. The Company started the yeast business in 1989 in order to add value to its co-product beet molasses. Beet molasses is the main ingredient (growth medium) in the fermentation process used to grow fresh baker’s yeast to commercial volumes. A portion of the Company’s beet molasses production is used in Minn-Dak Yeast’s process and is sold through a supply agreement between the two companies. Sensient Technologies Corporation, Milwaukee, Wisconsin, (“Sensient”) holds the remaining twenty percent (20%) equity stake. Minn-Dak Yeast Company, Inc. also has a long-term marketing agreement whereby Sensient will buy all production of yeast produced by Minn-Dak Yeast Company, Inc. in return for certain guaranteed sales volumes. That contract will expire in June 2004, but the Company has a unilateral right to extend it another three years beyond the expiration of the current agreement. The Company has not yet determined whether to exercise that unilateral right to extend its marketing agreement with Sensient.

JOINT VENTURE WITH PROGOLD LIMITED LIABILITY COMPANY

        Prior to fiscal year 2003, Minn-Dak was a five percent (5%) equity owner in ProGold Limited Liability Company (“ProGold”). ProGold was formed in 1994 by three entities for the purpose of building a plant to produce from corn and market high fructose corn syrup; and to produce and market corn gluten feed, corn gluten meal and corn germ, all co-products produced by the plant. The other two equity owners are American Crystal Sugar Company, Moorhead, Minnesota (46% ownership share) and Golden Growers Cooperative, Fargo, North Dakota (49% ownership share). The Company originally contributed approximately $5.2 million in exchange for its 5% ownership position. In April 2003 Minn-Dak sold its ownership position in ProGold for a gain, to American Crystal Sugar Company.

GROWERS’ AGREEMENTS

        The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 2003 through 2005 (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless the Company, prior to the automatic renewal, has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the two-year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugarbeets for sale to the Company. The Company’s Board of Directors has the discretion to adjust the acreage, which may be planted for each Unit of Preferred Stock held by the members. For the 2003 crop year the Company’s Board of Directors authorized members to plant 1.55 acres per unit. For the 2004 crop year, the Company’s Board of Directors has not yet authorized the number of acres per unit to be planted. The authorized acres per unit will be a direct result of the current farm bill sugar allocations. (For a discussion of the current farm bill sugar allocations, see Management’s Discussion on Government Programs and Regulations.)

        Under the terms of the Growers Agreement, each member receives payment for his or her sugarbeets based on a price per pound of extractable sugar. The price per pound of extractable sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members’ pounds of extractable sugar. Extractable pounds of sugar are obtained by the processing of beet samples taken from members’ sugarbeets during harvest. Each member’s grower payment is obtained by multiplying that member’s total pounds of extractable sugar times the price per pound of extractable sugar as determined above.

        Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Cooperative’s Board of Directors and management, but will not exceed 65% of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70% of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80% of the estimated price per pound of extractable sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95% of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company’s fiscal year, ending on August 31, and is in an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company’s annual patronage net income, which is equal to the Company’s sales less all expenditures and member beet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members’ sugarbeets; such amounts are distributed in either cash payments or allocated in the form of patronage credits to the member’s patronage account on the books of the Company.

COMPANY DISTRICTS

        The Company’s by-laws provide that the Company’s members are to be divided into districts for the purposes of voting and the election of members of the Board of Directors. Those districts do not have specific geographic boundaries but, instead, contain a loosely defined area representing the area served by a particular piling station to which members deliver their sugarbeets for storage until the sugarbeets are to be processed. When a member joins the Company, he or she is assigned to a particular district based upon criteria including: (i) the physical location of the shareholder’s sugarbeet growing acres relative to a piling site, (ii) if the previous criteria do not clearly indicate the district to which the shareholder should be assigned, then the physical location of the shareholder’s base of farming operations relative to a piling site (some members deliver sugarbeets to more than one piling site due to the locations of their various fields, even though they are assigned to membership in only one district) and (iii) if the first two criteria do not provide a clear indication of the district to which the shareholder should be assigned, then the shareholder is given the option of being assigned to the district which would best serve the needs of that shareholder.

        Given that shareholders are assigned to districts based upon ease of delivery of harvested sugarbeets and because shareholders own different numbers of Units of Preferred Stock, each district includes a different number of acres of sugarbeet production and, therefore, a different quantity of sugarbeets delivered to the Company. However, none of the districts provides the Company with a materially disproportionate quantity of the sugarbeets produced by the Company’s members. While the allocation of members to the various districts has a significant impact on the election of directors, the Company does not believe that the districts represent a significant factor in the day-to-day business operations of the Company.

RESEARCH AND DEVELOPMENT

        The Company is involved in very little of its own research and development activities, but does participate in some sugar industry research and development activities. Any research findings are then shared by the entire sugar industry. Participatory research and development is accomplished through such organizations as Beet Sugar Development Foundation, Sugar Association, and North Dakota/Minnesota Research and Education Board. The Company participates in the organizations listed above through the efforts of its representatives to the boards of directors of those entities. The Company’s representatives, either a member of the Company’s Board of Directors or a management employee of the Company, allow the Company to participate in and help direct agricultural and factory operations research and development activities carried out by the listed organizations. Those organizations also have established various committees on which the Company has placed certain of its employees. That practice is designed to provide the company with direct access to any research and development information available from the applicable committees. (Through its employees, the Beet Sugar Development Foundation also provides some legislative and lobbying efforts on a national level. Those efforts are directed at maintaining funding for the various federal sugarbeet research facilities.) None of the Company’s employees or directors devotes a significant portion of their time and energies to the activities described in this section; instead, such efforts are a minor portion of their continuing duties on behalf of the Company.

        During the fiscal year ended on August 31, 2003, the Company contributed approximately $95,000 to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities. $17,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $92,000 to the Sugar Association for their research activities and membership dues

        The Company also has established a sugarbeet seed committee, which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties that should be approved for use by the Company’s shareholders.

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

        The Company has installed and begun using a $9.0 MM Steam Dryer project, which is intended to reduce solid waste and air emissions. In addition to the Steam Dryer Project, the Company has $1.0 MM of environmental capital improvements budgeted for FY 04.

        Compliance with these laws and related regulations is an ongoing process that, at the current levels of spending, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

MARKET AND COMPETITION

        Current U.S. Government statistics estimate total U.S. sugar deliveries at 181.4 million cwt refined for the fiscal year beginning October 1, 2002 and ending September 30, 2003. For the same period ending in 2002, total deliveries were 188.5 million cwt. refined. Comparing the two years shows demand reduction of 3.8% for U.S. sugar sellers. After experiencing strong and steady growth during the 1990‘s, U.S. demand for sugar has stagnated since fiscal year 2000. Deliveries for the period October 1, 2002 through August 31, 2003, the most recent period for delivery data provided by the U.S. Government, shows that Bakery and Cereal, Confectionary, Retail Grocery and Chain Stores, and multiple food use categories are down 3.8%. This group of categories represents 58% of the domestic deliveries by use for this period. While there is no clear explanation for the decline in sugar consumption, the decline coincided with a decline in U.S. economic activity, suggesting that aggregate disposal income and sweetener consumption may be related. Other factors that could have contributed to the decline include: (1) changes in dietary habits (such as the low carbohydrate high protein diets that are now popular with consumers) and (2) the effect of sugars contained in imported products, which have increased significantly since 1995.

        The U.S. government forecasts growth between 2002 and 2003 to be approximately 2%, at 185.5 million cwt. refined, indicating deliveries to non-industrial end users will likely increase along with population growth. Also, national economic recovery should help demand for products that contain sugar. A continued problem will be the upward trend in imported products that contain sugar. The Company has no reason to disagree with the U.S. Government’s estimate of sugar deliveries for fiscal year 2004, but it would mean that a reversal of a few years of contracted consumption is occurring. Given the size of the domestic market, the Company’s sugar production and sales represent between 2 and 3% of the total domestic market for refined sugar in 2003. United Sugars, which sells the Company’s production through a sugar marketing pool, represents approximately 26% share of the U.S. sugar market.

        The U.S. refined sugar market has grown over the past twenty years, despite the enormous amount of demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame have also been developed to substitute for sugar. The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. For example, in 1978 there were 28 sugar producers and sellers in the U.S. market. Today there are eight sugar sellers, with 85% of U.S. sugar market share concentrated in the top four sellers, most of which are fully integrated beet and cane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, Domino, Amalgamated Sugar Company and California and Hawaii Sugar Company. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

GOVERNMENT PROGRAMS AND REGULATION

        Domestic sugar prices are supported under a program administered by the United States Department of Agriculture (“USDA”). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996 and now The Farm Security and Rural Investment Act of 2002 (the “Farm Bill”), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The Farm Bill maintains the basic 18-cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 2002 through 2007. Price support loans are made on a non-recourse basis, which means the sugar processor is able to forfeit sugar to CCC if sugar prices the Company receives in the marketplace are below the loan rate.

        However, the Farm Bill also provides that, to the maximum extent possible, the Secretary of Agriculture of the USDA (the “Secretary”) shall operate the sugar program at no cost to the Federal Government by avoiding the forfeiture of sugar to CCC. The Farm Bill further provides for the imposition of marketing allotments each crop year for the marketing by processors of sugar processed from sugarbeets and domestically produced sugarcane at a level that the Secretary estimates will be needed to avoid forfeitures of sugar to the CCC. The Secretary only suspends allotments whenever the Secretary estimates or re-estimates, or has reason to believe, that imports of sugar for human consumption will exceed 1,532,000 short tons raw value.

        Each domestic processor of sugar, which includes the Company, is provided an allocation whenever allotments are in effect, based upon a formula. The Company believes that the amount of allocation it can expect to receive from the Secretary in each year of the Farm Bill may not be sufficient to allow it to sell all of its production of sugar in the domestic market for human consumption. Any amount of sugar produced by the Company within an allotment year that does not have a corresponding allocation will have to be marketed into alternative markets or held until such time that allotments are lifted. The Company anticipates that it may well have to adjust its production of sugar each year to more closely match its anticipated allocation. To the extent that the Company has to market any over-allocation sugar into alternative markets, or reduce production to more closely match its anticipated allocation, it is not expected that those decisions would have a material adverse effect on the operations of the Company.

        Under the General Agreement on Tariffs and Trade Act o f 1990 (“GATT”), tariff rate quotas were implemented for certain sugar producing countries, that provided for a fixed quantity of sugar imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 16.21 cents per pound of refined sugar prior to shipment (to date, very little sugar has been imported under this higher tariff level). Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the GATT the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

        In November 1999, the so-called Millennium Round of the World Trade Organization (WTO) began in Seattle, Washington with the goal of continuing to move toward multilateral free trade in all sectors. The WTO met again in November 2001 in Doha, Qatar where members launched new multilateral trade negotiations aimed at improving market access, reducing and eventually phasing out of all forms of export subsidies and substantial reductions in trade-distorting domestic support. Any agreements reached at the Millennium Round could represent a threat to the domestic sugar industry because sugar is one of the most highly protected sectors within world agricultural trade and is thus a target for reform. The trend toward liberalization will most likely focus on the minimum import requirement of 1,257,000 short tons. There will likely be a movement to raise the minimum import requirement, and if successful, such a movement could cause additional supply/demand pressure in the United States. To date, additional meetings have taken place to move the process along of completing the Millennium Round of WTO, but without much success because of major disagreements on agricultural trade and other issues between developed and third world countries.

        The Company believes the North American Free Trade Agreement (“NAFTA”) currently represents a serious public policy challenge to itself and the domestic sugar industry. Under the terms of the original NAFTA text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row. Concerned that Mexico’s productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be changed to delay Mexico’s access to the U.S. market. To embody these changes, a side agreement on sugar was reached prior to passage of NAFTA to give Mexico incrementally larger but capped volumes of duty-free access, and an ability to send additional quantities if it were to pay a gradually descending second tier tariff. The side agreement establishes a common market between the United States and Mexico in sugar by 2008. The side agreement has been contested by Mexico as invalid, contending that the side agreement was not signed by Mexico. To date, the United States has contended that the side agreement is valid and has dealt with sugar imports from

Mexico accordingly. The two countries continue to negotiate over this issue and the Company cannot predict the outcome of those negotiations. However, should Mexico prevail on this issue with the United States, the Company believes that imports from Mexico could increase dramatically and therefore have a material adverse affect on the domestic price of sugar.

        The Company is concerned that low world sugar prices and a trade conflict between the U.S. and Mexico over high fructose corn sweeteners could permit de facto acceleration of the side agreement under NAFTA. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 7.78 cents in 2003 but decline by approximately 1.5 cents per year until reaching zero in 2008. The Company believes that current low world raw sugar prices make it feasible for Mexican second tier sugar to enter the United States marketplace. In contrast to Mexico’s duty free access to the United States sugar market, which is at 250,000 metric tons per year, NAFTA contains no restrictions on second tier imports. To date Mexico has exported very little second-tier tariff sugar to the U.S. because their sugar marketplace is in balance between supply and demand. This balance was created when the Mexican government imposed a 20% “soda” tax on all beverages that contain high fructose corn syrup. The tax was imposed in response to the NAFTA side agreement issue between the U.S. and Mexico, and is meant to reduce the amount of high fructose corn syrup imports to Mexico. The move has been successful in reducing the amount of high fructose imports from the U.S., and as a side benefit has created a demand for excess domestic sugar in Mexico.

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

        The Company also believes, that should the U.S. Congress pass certain proposed regional or bi-lateral trade agreements that are currently being negotiated, that those trade agreements also will represent a serious public policy challenge to itself and the domestic sugar industry. These proposed agreements are being negotiated with Central American Countries, Australia and Thailand. There could be other proposed agreements too in the future as the current U.S. Government Administration has started an initiative to pass any number of regional or bi-lateral trade agreements as an alternative to WTO should that agreement stall out.

        The recently passed Farm Bill provides price support provisions for sugar. However, if the price support program including the Tariff Rate Quota system described above, were eliminated in its entirety, or if the effectiveness that the United States’ price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely effected. In such a situation if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company’s continued viability and the desirability of grower sugarbeets for delivery to the Company.

EMPLOYEES

        As of October 30, 2003, the Company had 251 full-time employees, of whom 219 were hourly and 32 were salaried. It also employs approximately 329 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In August 2000 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL-CIO) union for its factory employee group. The written contract is in effect from June 1, 2000 through May 31st of the year 2005. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health and dental insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

ITEM 2.     PROPERTIES

        The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley of Minnesota-North Dakota. The Company owns the factory, receiving sites, and the land on which they are located.

        The properties are adequate to process normal and above normal crop sizes with a three-year post expansion average slice rate of 9,400 tons per day. The processing factory is anticipating processing the 2003 crop, which, while having less tons delivered than the 2002 record size crop, is expected to produce a record amount of sugar. If the Company encounters normal weather patterns, which will in turn provide normal beet storage conditions, then it should have little difficulty successfully processing the high-quality crop.

        Minn-Dak Yeast Company, Inc, of which the Company is an 80% owner, operates a single yeast manufacturing factory at Wahpeton, North Dakota that is located in the Red River Valley. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 2003, fresh yeast was produced and sold into the domestic yeast marketplace.

        All properties are held subject to a mortgage by the Company’s primary lender.

ITEM 3.     LEGAL PROCEEDINGS

        From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes. Other than as provided herein, the Company is not currently involved in legal proceedings that have arisen in the ordinary course of its business, and the Company is also unaware of certain other potential claims that could result in the commencement of legal proceedings. The Company carries insurance that provides protection against certain types of claims.

        The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an ongoing and expanding control program designed to meet these environmental laws and regulations. As disclosed under “ENVIRONMENTAL MATTERS” above, there currently are no pending regulatory enforcement actions and the Company believes that it is in substantial compliance with applicable environmental laws and regulations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters subjected to a vote of security holders in the fourth quarter of the Company’s fiscal year.

PART  II

ITEM 5.     MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 2% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company’s available stock was traded at arm’s length during the fiscal year ended August 31, 2003. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and range in price from $2,300 to $2,400 per unit the first quarter, and $2,450 to $2,550 per unit the second and third quarters. The fourth quarter did not have any arms length transactions.

ITEM 6.     SELECTED FINANCIAL DATA

        The following table summarizes selected financial data for each of the last five completed fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this Report.

	Fiscal Year Ended August 31,
	2003	2002	2001	2000	1999
FINANCIAL DATA (Numbers in Thousands)
Revenues	$193,817	$158,003	$177,899	$170,151	$152,742
Distribution of Net Proceeds (1)	109,663	84,224	94,620	86,604	63,352
Total Assets	171,254	171,573	161,737	173,001	174,296
Long-term Debt, including current
maturities	55,920	61,580	53,205	58,193	61,185
Members' Investment (2)	81,647	76,912	76,203	75,336	79,394
Property and Equipment Additions, net
of Retirements	9,148	4,582	914	2,404	2,962
Working Capital	17,798	11,647	11,974	12,234	13,403
Ratio of Long-Term Debt to Equity (3)	.62	.73	.63	.71	.71
Ratio of Net Proceeds to Fixed Chgs (4)	32.01	23.48	20.25	17.68	13.05
Dividends Paid on Common Stock	500	0	0	0	0
PRODUCTION DATA (5)
Acres harvested	112,346	92,395	94,856	102,078	97,336
PIK Acres	0	9,881	8,620	0	0
Tons purchased (members)	2,383,936	1,666,663	2,062,162	2,201,776	1,772,648
Tons purchased (non-member)	0	0	0	0	198,770
Tons purchased per acre harvested	21.22	18.04	21.74	21.57	18.21
Payment to members per ton of
sugarbeets delivered, plus allocated
patronage and unit retains (6)	$44.33	$46.17	$42.34	$39.19	$35.34
Sugar hundredweight
Produced, including PIK sugar	6,112,522	5,076,252	6,310,374	5,739,893	4,750,921
Sold, including purchased sugar	5,580,872	5,192,482	6,757,402	5,220,321	5,324,764
Beet pulp pellet tons
Produced	99,733	78,408	97,731	97,541	100,215
Sold	98,911	85,209	89,282	96,452	127,160
Beet molasses tons
Produced	100,585	72,123	92,333	87,417	103,127
Sold	86,616	75,090	91,218	91,829	97,775
Used for Yeast Production	19,270	15,164	17,123	17,745	17,652
Yeast pounds (in thousands)
Produced	28,458	22,254	25,582	26,062	26,198
Sold	28,394	22,327	25,421	26,034	26,240

(1)

Net Proceeds are the Company’s gross revenues, less the costs and expenses of producing, purchasing and marketing sugar, sugar co-products, and yeast, but before payments to members for sugarbeets. (For a more complete description of the calculation of Net Proceeds, see “Description of Business-Growers’ Agreements”.)

(2)	Members’ investment includes preferred and common stock, unit retention capital, allocated patronage and retained earnings (deficit).

(3)	Calculated by dividing the Company’s long-term debt, exclusive of the current maturities of such debt, by equity.

(4)

Computed by dividing (i) the sum of Net Proceeds plus fixed charges, plus amortization of capitalized interest by (ii) the sum of interest expense and interest capitalized. The Company does lease certain items, such as some office equipment. Due to the proportionately small amounts involved, an interest factor on lease payments has not been included in the total of the Company’s fixed charges or the calculation of this ratio. See Exhibit 12.

(5)	Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2002, relates to the 2001 crop).

(6)	Reflects the total amount paid in cash and allocated to individual grower equity accounts for each ton of beets delivered.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS:

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s financial statements and notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual future results may differ materially from those anticipated in the forward-looking statements contained in this section; such differences could arise as a result of a variety of factors including, but not limited to, the market and regulatory factors described elsewhere in this Report.

External Risk Factors That May Affect the Company.

•	Regulatory: The Company’s ability to become more efficient through growth can be adversely affected by the amount of product it is allowed to market in the United States.

•	Imports and Quota Circumvention: To the extent that sugar imports and quota circumvention cause the supply to increase in the United States, available markets and pricing could be adversely affected. See management discussion on Government Programs and Regulations.

•	Weather: Weather conditions affect the Company’s operations. Weather impacts the size and quality of the crop, which impacts the Company’s ability to lessen per unit fixed costs. Weather impacts the storage conditions, which may cause a decreased sugar production yield from sugarbeets as a result of poor storage conditions.

•	Raw Material Costs: The costs of raw materials may adversely impact the final net return to the growers.

•	During the year ended August 31, 2003, the Company hired external consultants to study the Company’s insurance coverage adequacy. As a result of this study, the Company has made material increases in certain segments of its insurance coverage. The Company does not consider the resulting increased insurance costs to be material to its overall profitability.

•	FASB has issued Statement 150 regarding the treatment of equity. The Company and its auditors have both determined the Company’s allocated patronage and unit retains meet the standards to remain classified as equity. If the Company were to be required to treat allocated patronage and unit retains as liabilities, the debt equity ratio would go from ..62:1 to 1.33:1, which would cause the Company to have to re-negotiate its debt equity ratio covenant with it’s primary lender.

LIQUIDITY AND CAPITAL RESOURCES

        Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $45.0 million and successfully completed its annual renewal of this financing arrangement in April 2003 covering a one-year period ending May 31, 2004. The Company anticipates using the USDA Sugar Loan

Provisions contained in the 2002 Farm Bill to provide an additional source of seasonal financing for the 2003 and future crops. The Company has available $1 million of its $45 million seasonal line of credit for a Letter of Credit if necessary. The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

•	Maintain working capital of not less than $9.0 million as of August 31, 2003.

•	Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.

•	Maintain available cash to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

        As of August 31, 2003 the Company was in compliance with its loan agreement covenants with the Bank.

        Working capital increased $6.2 million for fiscal year 2003. The primary source of working capital increase was the net result of the Company’s sale of its interest in Pro-Gold, LLC (See section titled “Joint Venture With ProGold Limited Liability Company”). As of August 31, 2003, the Company achieved its targeted working capital position.

        The company has protected itself from interest rate fluctuations through a strategy of using tax-exempt bond financing and a term debt portfolio that fixes rates and maturities into the future on set amounts of debt. The current term debt portfolio is expected to provide the company stable term debt interest rates over the next four years at approximately 180 basis points over current market rates for similar maturities. An increase or decrease in the interest rate market of 100 basis points is expected to have little or no additional impact on the profitability of the Company as a result of its interest rate strategy. Capital expenditures for fiscal year 2001 were $3.1 million, fiscal year 2002 were $4.8 million and Fiscal year 2003 were $9.4 million, of which $6.9 million was associated with the installation of the steam dryer for beet pulp. Capital expenditures for fiscal year 2004 are currently estimated at $6.5 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$33.1MM	$3.6MM	$14.4MM	$9.6MM	$5.5MM
Capital Lease Obligations	$22.8MM	$.9MM	$4.5MM	$3.9MM	$13.5MM
Operating Leases	$.7MM	$.2MM	$.4MM	$.1MM	0
Unconditional Purchase Obligations	$.5MM	$.5MM	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$57.1MM	$5.2MM	$19.3MM	$13.6MM	$19.0MM

         Company installed a steam dryer to dry its beet pulp at a cost of approximately $9.0 MM, and was in operation at the beginning of the 2003-04 campaign. The funding for this investment has been in the form of a capital lease supported by tax-exempt bonds. On February 28, 2002, the Company completed a transaction whereby $14.0 MM of tax-exempt bonds was secured. Of the $14.0 MM in bonds, $9.0 MM was estimated for the steam dryer project and $5.0 MM for other solid waste projects. As of August 31, 2003, $3.4 MM of the restricted bond investments remained, with approximately $.5

MM still targeted for the steam dryer project and $2.9 MM remaining targeted for future solid waste projects.

        The Bond Proceeds of $14.0 MM were required to be sold in a single transaction. The proceeds from these bonds are held in trust until the funds are spent on approved projects. The bond transaction and restricted bond investments associated with the transaction are subject to arbitrage compliance rules for solid waste tax-exempt bond projects.

        The Bonds are secured by a letter of Credit from Wells Fargo Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, ND.

        The Company hedged its Euro Contracts associated with the Steam Dryer Project during the year ended August 31, 2003 with a gain of $.3 MM resulting from those hedging activities.

        The Company is not aware of any known trends, demands, commitments, events or uncertainties that will likely result in the Company’s liquidity increasing or decreasing in any material way.

        Other than those items described above, the Company is not aware of any known material trends, either favorable or unfavorable, that would cause the mix of equity to debt or the cost of debt to materially change.

COMPARISON OF THE YEARS ENDED AUGUST 31, 2003 AND 2002

        Revenue for the year ended August 31, 2003 increased 23% or $35.8 million from 2002. Revenue from total sugar sales increased $27.3 million or 20% reflecting a 17% increase in cwt. sold, and a 3% increase in the average selling price per cwt. Revenue from co-products increased 17%, reflecting an increase of 19% in volume, offset by a 3% decrease in the average selling price per ton. The increase in volume of sugar and co-products sold is directly attributable to the larger 2002 crop of beets delivered by shareholder-growers.

        Revenues from yeast sales increased $1.6 million or 28% reflecting an increase in volume of 27%, and an increase in price of 1%. The increase in volume is directly related to volume generated from cream yeast product sales. The installation of a cream yeast system, which was done to supply a marketplace demanding high quality cream yeast product, was accomplished at the end of fiscal year 2002 and was in full operation for fiscal year 2003.

        The value of finished product inventories in fiscal year 2003 increased $4.9 million, from fiscal year 2002, a result of higher than expected sugar and molasses inventories at fiscal year end.

        Cost of product produced, exclusive of grower payments for sugarbeets, increased $8.1 million. The increase is primarily due to a 43% increase in beet crop size versus the prior year and increased volume of yeast pounds sold. Sales and Distribution costs increased $5.0 million or 21%. Increases are mainly the result of a 17% and 19% increase in the volume of sugar and co-products sold, respectively, for the year. General and Administrative expenses increased $0.4 million or 7%. Employee, office, professional fees and strategic planning costs were the primary reasons for the increase. Interest expense decreased $0.4 million or 11% due to reduced rates of interest and lower levels of debt. Overall, the cost per cwt. of sugar produced decreased 8%, primarily due to the increased size of the crop and the effect it had on the allocation of fixed costs on a per unit basis, offset some by a 4% decrease in the sugar content of the delivered beets.

        Other business income increased $2.7 million in fiscal year 2003. The increase resulted primarily from the gain (net of tax) on the sale of the Cooperative’s 5% ownership interest in ProGold, LLC, a high fructose corn syrup plant located in Wahpeton, North Dakota.

        Net payments to members for sugarbeets delivered by the shareholder-growers, increased by $20.7 million, or 26% in fiscal year 2003. This increase was primarily due to 43% more tons of harvested sugarbeets, offset some by a 4% decrease in sugar content of delivered beets.

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

        Cost of product produced, exclusive of grower payments for sugarbeets, decreased $2.9 million. The decrease is primarily due to a 19% decrease in crop size. The decrease in the crop size was due to a combination of crop growing conditions and the Federal Government’s Payment In Kind (PIK) program. Sales and Distribution costs decreased $4.17 million or 15%. Decreases are the result of a 23% decrease in the volume of sugar sold for the year along with a 10% decrease in the volume of co-products sold for the year. However, unit sales and distribution costs of sugar increased 9%, while co-products increased 2% for the year General and Administrative expenses decreased $.1 million or 2%. Interest expense decreased $1.18 million or 24% due to reduced rates of interest and lower levels of debt. Overall, the cost per cwt of sugar produced increased 17%, primarily due to the reduced size of the crop and the effect it had on the allocation of fixed costs on a per unit basis.

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

ESTIMATED FISCAL YEAR 2004 INFORMATION

        The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members’ sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugarbeets are based upon the Company’s then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2003 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2003 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugarbeet crop are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

        The Company’s members harvested 2.3 million tons of sugarbeets from the 2003 crop, the second largest crop ever delivered to the Company. Sugar content of the 2003 crop at harvest was 7% above the average of the five most recent years because of crop growing conditions. Because of the near record size and above average quality of the crop delivered, the Company’s production of sugar from the 2003 crop sugarbeets is expected to set a new record for sugar produced. This forward-looking material is based on the Company’s expectations regarding the processing of the 2003 sugar beet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets. The Company’s initial beet payment estimate totals $40.83 per ton or $.12606307 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2004. This projected payment is less than the final 2002 crop payment per ton/pound, but higher than the original projected 2002 crop payment per ton/pound. The lower projected 2003 crop payment results from what management believes is a conservative approach to forecasting sugar production and sugar production costs from a commodity, while harvested, is still at risk for adverse storage conditions.

        From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company’s operating and fixed costs. Revenues for the crop year 2003 are expected to be slightly below the 2002 crop year due to reduced sugar prices. The deduction of operating costs results in a 2003 crop gross payment to growers for sugarbeets of $92.5 MM which is estimated to be less than that of the 2002 crop year of $100.9MM. The 2003 crop beet payment decrease results from slightly less harvested tons and a lower sugar price.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s long-term debt interest costs are stabilized through the use of multi-year interest rate locks on various amounts and terms through its primary lender Co-Bank. This strategy allows the Company to project future interest costs and cash flows with a reasonable degree of accuracy.

The Company’s short-term debt will vary from year to year based on the short-term interest rate market. Average short-term debt borrowing levels have been $27.1MM for 2003, $23.6MM for 2002 and $22.5MM for 2001. Because each year’s short-term debt is closely associated with a crop year, the interest fluctuations will have a direct impact on the final grower beet payment.

The Company will from time to time have a purchase obligation in foreign currency as a result of capital improvement projects.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Minn Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2003, 2002, and 2001, and the related consolidated statements of operations, change in members’ investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2003, 2002, and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly, LLP

Fargo, North Dakota
October 3, 2003

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003, 2002, AND 2001

	2003	2002	2001
ASSETS
CURRENT ASSETS
Cash	$1,584,008	$756,619	$459,046

Receivables
Trade accounts	14,979,126	13,069,048	13,868,003
Growers	4,287,050	4,157,019	3,796,044
Other	6,158	19,126	1,401,477

	19,272,334	17,245,193	19,065,524

Advances to affiliates – Midwest Agri-Commodities Co.
and United Sugars Corporation	41,914	134,940	414,046

Inventories
Refined sugar, pulp and molasses
to be sold on a pooled basis	24,048,166	19,071,596	18,648,520
Nonmember refined sugar	4,228	56,375	4,199
Yeast	125,995	125,108	120,575
Materials and supplies	6,188,047	5,796,190	5,886,136

	30,366,436	25,049,269	24,659,430

Deferred charges	1,192,948	1,284,792	1,285,108

Prepaid expenses	232,451	351,866	289,866

Current deferred income tax asset	507,000	926,000	327,000

Total current assets	53,197,091	45,748,679	46,500,020

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	22,076,854	21,734,422	21,187,079
Buildings	36,199,579	36,086,826	35,969,830
Factory equipment	116,155,207	114,062,256	112,347,634
Other equipment	3,463,745	3,310,981	3,415,648
Construction in progress	8,780,695	2,333,477	25,866

	186,676,080	177,527,962	172,946,057
Less accumulated depreciation	83,020,262	76,510,304	70,058,956

	103,655,818	101,017,658	102,887,101

OTHER ASSETS
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	9,889,861	12,574,385	11,183,783
Long-term deferred income tax asset	—	—	89,000
Investment restricted for capital lease projects	3,400,649	11,063,169	—
Other	1,110,870	1,169,376	679,649

	14,401,380	24,806,930	11,952,432

	$171,254,289	$171,573,267	$161,339,553

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003, 2002, AND 2001

	2003	2002	2001
LIABILITIES AND MEMBERS' INVESTMENT
CURRENT LIABILITIES
Short-term notes payable	$7,250,000	$11,795,000	$10,965,000

Current portion of long-term debt	3,600,000	3,600,000	3,610,417
Current portion of capital lease	905,000	860,000	815,000

	4,505,000	4,460,000	4,425,417

Accounts payable
Trade	4,667,618	4,807,878	1,842,796
Growers	14,126,175	10,167,008	14,816,615

	18,793,793	14,974,886	16,659,411

Accrued liabilities	3,485,610	2,882,387	2,466,766

Current income tax payable (receivable)	1,364,262	(11,089)	9,245

Total current liabilities	35,398,665	34,101,184	34,525,839
LONG-TERM DEBT, NET OF CURRENT PORTION	29,500,000	34,300,000	39,100,000
OBLIGATION UNDER CAPITAL LEASE	21,915,000	22,820,000	9,680,000
LONG-TERM DEFERRED INCOME TAX LIABILITY	783,000	1,400,000	—
OTHER	410,228	551,364	566,744
COMMITMENTS AND CONTINGENCIES (NOTE 11)	—	—	—

Total liabilities	88,006,893	93,172,548	83,872,583

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,600,776	1,488,645	1,263,581

MEMBERS' INVESTMENT
Preferred stock
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B – 100,000 shares authorized $75 par value;
72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200

	18,483,200	18,483,200	18,483,200
Common stock, 600 shares authorized, $250 par value;
488, 488, and 497, shares issued and outstanding
in 2003, 2002, and 2001, respectively	122,000	122,000	124,250
Paid in capital in excess of par	32,094,407	32,094,407	32,094,407
Unit retention capital	4,959,289	5,867,806	6,476,360
Qualified allocated patronage	2,296,749	2,910,983	3,415,570
Nonqualified allocated patronage	18,140,979	15,857,824	14,466,641
Retained earnings	5,549,997	1,575,854	1,142,961

	81,646,620	76,912,074	76,203,389

	$171,254,289	$171,573,267	$161,339,553

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
AUGUST 31, 2003, 2002, AND 2001

	2003	2002	2001
REVENUE
From sales of sugar, sugar co-products,
and yeast, net of discounts	$193,816,618	$158,003,073	$177,898,591

EXPENSES
Production costs of sugar,
co-products, and yeast sold	49,755,879	41,621,710	44,492,963
Sales and distribution costs	28,882,482	23,925,985	28,099,266
General and administrative	5,743,940	5,347,366	5,465,219
Interest	3,326,163	3,741,758	4,920,260

	87,708,464	74,636,819	82,977,708

OTHER INCOME (EXPENSE)	3,554,852	858,183	(301,011)

NET PROCEEDS RESULTING FROM
MEMBER AND NON-MEMBER BUSINESS	$109,663,006	$84,224,437	$94,619,872

DISTRIBUTION OF NET PROCEEDS
Credited to members' investment
Components of net income
Income from
non-member business	$3,974,143	$432,893	$365,020
Patronage income	4,767,872	3,611,367	4,624,324

Net income credited to
member's investment	8,742,015	4,044,260	4,989,344
Payments to members for sugarbeets,
net of unit retention capital	100,920,991	73,340,895	82,696,795
Payments to members for PIK certificates	—	6,839,282	6,933,733

Total payments to members	100,920,991	80,180,177	89,630,528
NET PROCEEDS RESULTING FROM
MEMBER AND NONMEMBER BUSINESS	$109,663,006	$84,224,437	$94,619,872

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENT
AUGUST 31, 2003, 2002, AND 2001

	Preferred Stock	Common Stock	Paid in Capital in Excess of Par Value	Unit Retention Capital	Qualified Allocated Patronage	Non-Qualified Allocated Patronage	Retained Earnings (Deficit)	Total

BALANCE, AUGUST 31, 2000	$18,483,200	$121,000	$32,094,407	$7,148,159	$3,816,607	$12,894,627	$777,941	$75,335,941
Stock
Sales – common (26 shares)		6,500						6,500
Repurchases – common (13 shares)		(3,250)						(3,250)
Revolvement of unit retention capital				(671,799)				(671,799)
Revolvment of prior years' allocated patronage					(401,037)	(3,052,310)		(3,453,347)
Net income for the year ended August 31, 2001						4,624,324	365,020	4,989,344

BALANCE, AUGUST 31, 2001	18,483,200	124,250	32,094,407	6,476,360	3,415,570	14,466,641	1,142,961	76,203,389
Stock
Sales – common (7 shares)		1,750						1,750
Repurchases – common (16 shares)		(4,000)						(4,000)
Revolvement of unit retention capital				(608,554)				(608,554)
Revolvment of prior years' allocated patronage					(504,587)	(2,220,184)		(2,724,771)
Net income for the year ended August 31, 2002						3,611,367	432,893	4,044,260

BALANCE, AUGUST 31, 2002	18,483,200	122,000	32,094,407	5,867,806	2,910,983	15,857,824	1,575,854	76,912,074
Stock
Sales – common ( shares)		2,750						2,750
Repurchases – common ( shares)		(2,750)						(2,750)
Revolvement of unit retention capital				(908,517)				(908,517)
Revolvment of prior years' allocated patronage					(614,234)	(2,484,717)		(3,098,952)
Net income for the year ended August 31, 2003						4,767,872	3,974,143	8,742,015

BALANCE, AUGUST 31, 2003	$18,483,200	$122,000	$32,094,407	$4,959,289	$2,296,749	$18,140,979	$5,549,997	$81,646,620

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUGUST 31, 2003, 2002, AND 2001

	2003	2002	2001
OPERATING ACTIVITIES
Income allocated to members' investment	$8,742,015	$4,044,260	$4,989,344
Add (deduct) noncash items
Depreciation and amortization	7,095,441	6,903,856	6,806,781
Equipment disposals – loss	66,922	35,125	321,305
(Gain) loss on sale of investments	(5,930,876)	67,000	—
Net income allocated from
unconsolidated marketing subsidiaries	(569,953)	(259,722)	(165,514)
Noncash portion of patronage capital credits	(852,014)	(1,304,070)	(779,627)
Deferred income taxes	(198,000)	890,000	1,151,000
(Increase) decrease in cash surrender
of officer life insurance	(34,774)	68,181	(42,646)
Minority interest	212,131	225,063	174,261
Changes in operating assets and liabilities:
Accounts receivable and advances	(1,934,115)	2,099,437	(3,933,651)
Inventory and prepaid expenses	(5,197,752)	(451,840)	129,129
Deferred charges and other	142,316	(212,353)	53,730
Accounts payable, accrued liabilities, and other liabilities	5,656,345	(1,304,617)	(2,645,050)

NET CASH FROM OPERATING ACTIVITIES	7,197,686	10,800,320	6,059,062

INVESTING ACTIVITIES
Investments restricted for capital lease projects	7,662,520	(11,063,169)	—
Proceeds from disposition of
property, plant and equipment	8,500	3,638	—
Capital expenditures	(9,429,070)	(4,812,657)	(3,100,142)
Proceeds from sale of investments	10,300,000	—	—
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	(448,753)	—	—
Capital adjustment of marketing subsidiary	—	—	68,078
Net proceeds from patronage
refunds and equity revolvements	186,120	106,189	101,236

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	8,279,317	(15,765,999)	(2,930,828)

FINANCING ACTIVITIES
Sale and repurchase of common stock, net	—	(2,250)	3,250
Net proceeds from issuance of short-term debt	(4,545,000)	830,000	4,070,962
Proceeds from bond issuance	—	14,000,000	—
Dividends paid to minority shareholder	(100,000)	—	—
Payment of financing fees	(337,145)	(605,756)	(135,321)
Payment of long-term debt	(5,660,000)	(5,625,417)	(4,987,499)
Payment of unit retains and allocated patronage	(4,007,469)	(3,333,325)	(4,125,146)

NET CASH (USED FOR) FROM FINANCING ACTIVITIES	(14,649,614)	5,263,252	(5,173,754)

NET CHANGE IN CASH	827,389	297,573	(2,045,520)
CASH, BEGINNING OF YEAR	756,619	459,046	2,504,566

CASH, END OF YEAR	$1,584,008	$756,619	$459,046

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash payments for
Interest	$3,708,790	$3,748,816	$4,959,743

Income taxes	$1,876,008	$(57,856)	$(281,805)

SUPPLEMENTAL DISCLOSURES
OF NON CASH FLOW INFORMATION
Reduction of short-term notes payable through
the forfeiture of sugar inventory			$8,564,762

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

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

Receivable and Credit Policy

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 15 to 90 days from the invoice date. Trade receivables are stated at the amount billed to the customer. Customer account balances with invoices dated over 90 days old are considered delinquent. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all trade receivable balances that exceed 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management estimates an allowance to apply to the aggregate trade receivables to create a general allowance covering those amounts. The allowance is based on an evaluation of the receivables account with particular attention paid to the largest customer balances and the risk profile of the entire portfolio.

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

Indirect costs capitalized were $336,990, $106,781, and $63,827 for the years ended August 31, 2003, 2002, and 2001. There was construction-period interest capitalized of approximately $61,200 and $9,200 for the years ended August 31, 2003 and 2002, respectively. There was no construction-period interest capitalized for the year ended August 31, 2001.

Equity Value Investments

The investments in United Sugars Corporation, Midwest Agri-Commodities Company and ProGold Limited Liability Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative’s share of the undistributed earnings or losses.

Investments in Other Cooperatives

The investments in stocks and capital credits of other cooperatives are stated at cost, plus the cooperative’s share of allocated patronage and capital credits.

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

2.

Depreciation — For financial reporting purposes, the companies use straight-line and accelerated methods of depreciation with lives of 8 to 40 years, while, for income tax purposes, the companies use required statutory depreciable lives and methods.

3.

Non-qualified patronage credits from investments in other cooperatives — For financial statement purposes, the companies recognize income when the patronage credit notification is received while, for income tax purposes, the companies recognize income when the patronage is received in cash.

4.

Inventory capitalization — For income tax reporting purposes, certain overhead costs are included as a part of inventory costs in accordance with inventory capitalization rules. These costs are charged to expense as incurred for financial reporting purposes.

1.	Recognition of vacation pay — For financial reporting purposes, vacation pay is charged to expense as accrued, whereas, for income tax purposes, vacation pay is deducted when paid.

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

Uninsured Cash Balance

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times during the year, the company’s balances exceeded this limit.

Reclassifications

Certain amounts have been reclassified in the 2002 and 2001 financial statements to conform to the 2003 presentation. The reclassifications have no effect on the results of operations.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement 150 regarding Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement is not expected to have a material impact on the financial statements.

NOTE 2 — INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

	2003	2002	2001
United Sugars Corporation	$1,611,590	$820,813	$871,944
Midwest Agri-Commodities	81,762	67,675	51,823
ProGold, LLC	—	4,137,381	3,842,378
CoBank	3,986,021	3,591,637	3,215,036
Dakota Valley Electric Cooperative	4,161,196	3,891,994	3,071,726
Other	49,292	64,885	130,876

	$9,889,861	$12,574,385	$11,183,783

NOTE 3 — SHORT-TERM DEBT

Information regarding short-term debt for the years ended August 31, is as follows:

	2003	2002	2001
Seasonal loan with CoBank,
due June 30, 2004, interest
variable, currently at 2.42%	$7,250,000	$11,795,000	$10,965,000

The cooperative has a $45,000,000 seasonal line of credit with CoBank. The line is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak. The cooperative also utilizes the USDA Sugar Loan Provisions to provide an additional source of seasonal financing.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, is as follows:

	2003	2002	2001
Maximum borrowings	$55,299,422	$45,350,000	$44,438,000

Average borrowing levels	$27,142,339	$23,559,231	$22,452,092

Average interest rates	2.56%	2.97%	6.38%

NOTE 4 — LONG-TERM DEBT

Information regarding long-term debt at August 31, is as follows:

	2003	2002	2001
Term loan with CoBank, due in varying
principal repayments through
November 20, 2010, interest rate variable,
currently at 2.42%, with a first lien on
substantially all property and equipment
and current assets of Minn-Dak located in
Wahpeton, North Dakota	$33,100,000	$37,900,000	$42,700,000
Long-term interest free note with
Dakota Valley Electric Cooperative	--	--	10,417

	33,100,000	37,900,000	42,710,417
Less current maturities	(3,600,000)	(3,600,000)	(3,610,417)

	$29,500,000	$34,300,000	$39,100,000

Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 2003, 2002, and 2001.

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

Interest expense totaled $3,326,163, $3,741,759, and $4,959,743 for 2003, 2002 and 2001, respectively.

Principal amounts due on all the cooperative’s long-term debt are as follows:

Years ending August 31,
2004	$3,600,000
2005	4,800,000
2006	4,800,000
2007	4,800,000
2008	4,800,000
Thereafter	10,300,000

$33,100,000

NOTE 5 — OBLIGATIONS UNDER CAPITAL LEASE

The cooperative has a capital lease with Richland County, North Dakota for equipment relating to solid waste disposal. The county has financed the leased assets with a bond issue and accordingly has structured the cooperative’s lease payments to correspond with the bond issue’s interest and principal requirements. The Company has letter of credit arrangements with a bank that provide security for obligations under capital lease totaling approximately $23,450,000 at August 31, 2003. There were no outstanding advances under these letter of credit arrangements at August 31, 2003. Details relative to the cooperatives obligations under the lease agreement are as follows:

	2003
Payee	Interest Rate	Final Maturity	Current Portion	Total	2002 Total	2001 Total

Richland County,
North Dakota	1.10%	1/11	$995,383	$9,219,080	$10,428,880	$11,795,451
Richland County,
North Dakota	1.00%	1/19	140,000	16,230,625	16,412,911	—
Less amount representing interest			230,383	2,629,705	3,161,791	1,300,451

			$905,000	$22,820,000	$23,680,000	$10,495,000

Minimum future principal payments required on the obligations under capital lease are as follows:

Years ending August 31,
2004	$905,000
2005	960,000
2006	1,010,000
2007	1,780,000
2008	1,875,000
Thereafter	16,290,000

$22,820,000

NOTE 6 — MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a “member-producer,” as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one unit of preferred stock for each 1.35 planted acres of sugar beet crops grown under a grower’s contract with Minn-Dak. The cooperative’s board of directors has the discretion to adjust the acreage, which may be planted for each unit of preferred stock held by the members. For 2003 and 2002, the cooperatives board of directors authorized the members to plant 1.55 acres per unit. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and nondividend bearing. All transfers and sales of stock must be approved by the board of directors.

Minn-Dak’s net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually on the basis of delivered pounds of sugar, in cash or in the form of credits to each member-producer’s patronage credit account as established on the books of the cooperative. In the event of a loss in any one year, the cooperative shall act in such a manner as to first recoup the loss from those patrons who were patrons in the year in which the loss occurred.

Under the terms of Minn-Dak’s beet growing contracts with each of its member-producers, Minn-Dak is obligated to pay the member-producers for beets delivered at a price per pound of extractable sugar. However, if, in the opinion of CoBank, the working capital position of the cooperative is insufficient, Minn-Dak shall retain from the price to be paid per pound of extractable sugar such amounts as are deemed by the bank to be necessary for operations, the deductions to be made at such time as the bank shall require. The amount so retained shall be evidenced in the records of Minn-Dak by equity credits in favor of the growers. The board of directors has the power to determine whether such retains shall be “qualified” or “nonqualified” for income tax purposes.

For the year ended August 31, 2003, Minn-Dak allocated patronage of $4,767,872 to the members. For the year ended August 31, 2002, Minn-Dak allocated patronage of $3,611,367 to the members. For the year ended August 31, 2001, Minn-Dak allocated patronage of $4,624,324 to the members.

During the year ended August 31, 2003, Minn-Dak revolved the remaining 20% of the unit retains and allocated patronage for the fiscal year ended August 31, 1993 and 75% of the unit retains and allocated patronage for the fiscal year ended August 31, 1994, totaling $1,280,562 and $2,514,889, in each respective year, for a total of $3,795,451. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $212,018, and the present value of the estimated future redemptions.

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

NOTE 7 — INVESTMENT IN MARKETING COOPERATIVES

Minn-Dak has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

Minn-Dak’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. Minn-Dak provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2003, 2002, and 2001, Minn-Dak had advanced $21,241,933, $19,454,420, and $22,204,411, respectively. Minn-Dak had outstanding advances due from United Sugars of $88,582, $190,306, and $128,764, for the years ended August 31, 2003, 2002, and 2001, respectively. During 2001, a distribution of capital of $68,078 was received.

Minn-Dak has a one-third ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced are sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $1,887,774, $1,281,325, and $1,974,466, respectively, during the years ended August 31, 2003, 2002, and 2001. Minn-Dak had outstanding advances due from (to) Midwest of $(46,668), $(55,366), and $285,282, as of August 31, 2003, 2002, and 2001, respectively. The owners are guarantors of the short-term line of credit Midwest has with CoBank.

NOTE 8 — INCOME TAXES

Minn-Dak Farmers Cooperative is a nonexempt cooperative as described under Section 1381(a)(2) of the Internal Revenue Code of 1986. Accordingly, net margins from business done with member patrons, that are allocated and paid as prescribed in Section 1382 of the Code, will be taxable to the members and not to the cooperative. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the cooperative shall have taxable income subject to corporate income tax rates.

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, is as follows:

	2003	2002	2001
Deferred tax assets
Non-qualified unit retains and
allocated patronage due to members	$9,240,000	$8,690,000	$8,377,000
Net operating loss carryforwards	3,696,000	4,092,000	4,247,000
Other	1,035,000	1,240,000	1,137,000

Gross deferred tax assets	13,971,000	14,022,000	13,761,000
Less valuation allowance	(325,000)	(510,000)	(664,000)

Total deferred tax assets	13,646,000	13,512,000	13,097,000

Deferred tax liabilities
Depreciation	12,257,000	11,174,000	10,161,000
Other	1,665,000	2,812,000	2,520,000

Total deferred tax liabilities	13,922,000	13,986,000	12,681,000

Net deferred tax asset (liability)	$(276,000)	$(474,000)	$416,000

Classified as follows
Current asset	$507,000	$926,000	$327,000
Long-term asset (liability)	(783,000)	(1,400,000)	89,000

Net deferred tax asset (liability)	$(276,000)	$(474,000)	$416,000

The deferred tax asset valuation allowance reduces the estimated amount of the net operating loss carryforwards that will be ultimately realized. The operating loss carryforwards will expire in 2018 through 2023.

The provision for income taxes is as follows:

	2003	2002	2001
Current expense (benefit)	$3,265,000	$(185,000)	$(492,000)
Net change in temporary differences	(198,000)	890,000	1,151,000

Provision for income taxes	$3,067,000	$705,000	$659,000

NOTE 9 — ENVIRONMENTAL MATTERS

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

During 2000, the cooperative sold certain notes receivable with recourse. The cooperative’s contingent liability related to these notes totaled $630,328 as of August 31, 2003.

NOTE 11 — OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31, under these obligations, are approximately as follows:

Years ending August 31,
2004	$191,026
2005	138,364
2006	136,267
2007	130,566
2008	65,407

Operating lease and contract expenses for the years ended August 31, 2003, 2002, and 2001, totaled approximately $919,000, $1,171,000, and $1,105,000, respectively.

NOTE 12 — EMPLOYEE BENEFIT PLANS

401(k) Plan

The cooperative has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The cooperative’s contribution to the plan is at a level of 75 percent of employee contributions, up to 4 percent of compensation. Contributions to the plan totaled $320,724, $299,234, and $297,914 for the years ended August 31, 2003, 2002, and 2001, respectively.

Pension Plan

The cooperative has a non-contributory defined benefit plan which covers substantially all employees who meet certain requirements of age, length of service and hours worked per year.

The following table sets forth the plan’s funded status at August 31:

	2003	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$15,287,673	$13,969,412	$12,447,749
Service cost	635,996	597,884	628,658
Interest cost	1,070,542	1,041,385	942,881
Experience (gain)/loss
due to participant changes	156,855	94,367	256,902
Benefits paid	(572,480)	(415,375)	(306,778)

Benefit obligation at end of year	16,578,586	15,287,673	13,969,412

Change in plan assets
Fair value of plan assets at beginning of year	11,294,046	11,246,080	10,963,942
Actual return on plan assets	(311,093)	(330,029)	81,933
Employer contribution	994,380	793,370	506,983
Benefits paid	(572,480)	(415,375)	(306,778)

Fair value of plan assets at end of year	11,404,853	11,294,046	11,246,080

Funded status	(5,173,733)	(3,993,627)	(2,723,332)
Unrecognized net actuarial loss	4,086,628	2,739,419	1,434,769
Unrecognized prior service cost	519,452	621,358	693,263
Unrecognized transition asset	(8,417)	(26,683)	(44,949)

Accrued benefit cost liability	$(576,070)	$(659,533)	$(640,249)

	2003	2002	2001
Weighted-average assumptions as of August 31
Discount rate	6.75%	7.5%	7.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.5%	5.0%	5.0%

The net periodic pension cost for the years ended August 31, includes the following components:

	2003	2002	2001
Components on net periodic benefit cost
Service cost	$635,996	$597,884	$628,658
Interest cost	1,070,542	1,041,385	942,881
Expected return on plan assets	(904,180)	(904,338)	(878,925)
Amortization of prior service cost	126,530	95,989	86,905
Amortization of transition amount	(18,266)	(18,266)	(18,266)

Net periodic benefit cost	$910,622	$812,654	$761,253

NOTE 13 — STOCK TRANSFER RESTRICTION

The cooperative has entered into an agreement with Minn-Dak Yeast’s minority shareholder, whereby neither party shall sell, option or transfer its interest in Minn-Dak Yeast to any person, firm or corporation (third party) without first offering, in writing, the other party the right to acquire such interest on the same terms. If the offer is not accepted by the offeree within 30 days, the offeror may sell, option or transfer its interest to the third party within 120 days after expiration of the 30-day period.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the company’s financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. Changes in the assumptions could significantly affect the estimates.

The following methods and assumptions were used by the company to estimate fair value of the financial instruments, and the estimated fair values of the company’s financial instruments as of August 31, 2003, 2002, and 2001, are as follows:

Investments — The investments in CoBank, Dakota Valley Electric Cooperative, Inc. and all other cooperatives are stated at cost, plus the cooperative’s share of allocated patronage and capital credits. The investments in United Sugars Corporation and Midwest Agri-Commodities are accounted for using the equity method, wherein the investments are recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative’s share of the undistributed earnings or losses. Minn-Dak Farmers Cooperative believes it is not practicable to estimate the fair value without incurring excessive costs because there is no established market for this stock and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the investment.

Long-term debt — The fair value of obligations under long-term debt are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities.

Obligations under capital lease — The fair value of obligations under capital lease was based on present value models using current financing rates available to the cooperative. At August 31, 2003, the carrying value of obligations under capital leases was $23,535,000 and the estimated fair value was $22,300,000. At August 31, 2002, the carrying value of obligations under capital leases was $23,680,000 and the estimated fair value was $23,300,000. At August 31, 2001, the carrying value of obligations under capital leases was $10,495,000 and the estimated fair value was $8,200,000.

ITEM 9.     CHANGES IN OR DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.     CONTROLS AND PROCEDURES

Sarbanes-Oxley Act:   The newly enacted Sarbanes-Oxley Act has a number of provisions that are currently in the rule making process or if finalized, the interpretation of those rules continues to be an ongoing process. The Company is making every reasonable effort to be in compliance with the new rules and is taking the steps it feels appropriate to be in a position to be in compliance with proposed rules. The below listed areas of activity are not to be considered an all inclusive list, rather an indication of how the Company’s Board of Directors and Management are approaching future compliance requirements.

Audit Committee:   The audit committee re-organized following the December 2002 annual meeting. The audit committee, as directed in its new charter (see Exhibit 99.1), has become even more active in the oversight of the Company’s accounting, auditing, and key risk management areas. The Company’s bylaws require any board member to be actively engaged in the production of sugarbeets, therefore, the financial expert requirement for the audit committee is restricted to the pool of available directors who are eligible to serve on the audit committee. The Audit Committee has formulated a confidential and anonymous employee system to allow employees to report concerns regarding questionable accounting or auditing matters. The Audit Committee has adopted a code of ethics policy for top management.

The Audit Committee has reviewed and discussed separately with management, the independent auditors, and within the Audit Committee the financial statements and the quality of accounting principles and significant judgments affecting the financial statements contained in this 10-k report. As a result of these reviews and discussions, the

Audit Committee considers the financial statements contained in this 10-k report to be fairly presented.

Internal Controls:   The Company’s payments to growers are derived from crop pools with each year’s harvest creating a “Crop Pool”. It is the Company’s practice to make every reasonable effort to allocate revenues and costs in such a manner the revenues and expenses associated with each pool are materially correct and accounting methods are consistently applied on a year-to-year and a pool-to-pool basis. During fiscal year 2003, the Company formalized a process where-by the material risks associated with the Company were determined, and documented how those risks are to be managed and, where appropriate, reviewed by the Audit Committee.

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this annual report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934.

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

Name and Address	Age	District	Director Since	Term Expires in December

Douglas Etten	52	District #8 – Lyngaas	1997	2003	(1)
3138 370th ST
Foxhome, MN 56543

Michael Hasbargen	58	District #4 – Factory East	1993	2005
2553 360th ST
Breckenridge, MN 56520

Victor Krabbenhoft	54	District #9 – Peet	1989	2004
416 44th AV S
Moorhead, MN 56560

Jack Lacey	61	District #5 – Hawes	1993	2005	(2)
32936 320th AV
Wendell, MN 56590-9750

Russell Mauch	48	District #2 – Factory West	1998	2004
16305 Hwy 13
Barney, ND 58008

Jerry Meyer	65	District #1 – Tyler	1994	2003	(3)
1433 15th Street North
Wahpeton, ND 58075

Edward Moen	76	District #3 – Gorder	1989	2004
17060 County Road 8
Colfax, ND 58018

Charles Steiner	53	District #6 – Yaggie	2000	2003	(4)
2851 310th AV
Foxhome, MN 56543-9312

Paul Summer	61	District #7 – Lehman	1993	2005
1509 Lakeside Drive
Alexandria, MN 56308

1)	Mr. Etten’s term as a director of the Company from District #8-Lyngaas expires on December 9, 2003.

2)	Mr. Lacey’s term as a director of the Company from District #5-Hawes expires on December 6, 2005; however, he has resigned from the board of directors effective, December 8, 2003.

3)	Mr. Meyer’s term as director of the Company from District #1-Tyler expires on December 9, 2003. Mr. Meyer has decided not to run for reelection to the board of directors.

4)	Mr. Steiner’s term as director of the Company from District #6-Yaggie expires on December 9, 2003.

        Douglas Etten has been a director since 1997. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College in Business and Math in 1974. Etten also serves on the board of directors for United Sugars Corporation. He is also one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

        Michael Hasbargen has been a director since 1993 and is currently serving as board vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also serves on the board of directors of United Sugars Corporation. Mr. Hasbargen is the brother-in-law of Mr. Steven Caspers, Executive Vice President & Chief Financial Officer.

        Victor Krabbenhoft has been a director since 1989, currently serves as board chairman, and is a former vice chairman. Mr. Krabbenhoft has been farming near Glyndon, MN since 1971. He also serves on the board of directors for Midwest Agri-Commodities Company, United Sugars Corporation, and Minn-Dak Yeast Company; and is one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

        Jack Lacey has been a director since 1993. Mr. Lacey has been farming with his wife, Sharon, near Wendell, MN since 1963. He serves as one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

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

        The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $225.00 per meeting for regular and special board meetings, (ii) the greater (a) $112.50 for any day in which directors partake in activities on the Company’s behalf that take less than five hours or (b) $225.00 for any day in which directors partake in activities on the Company’s behalf that take five hours or more. The Chairman of the Board of Directors also receives a flat $400.00 per month to compensate for the extra duties associated with that position.

Executive Officers

        The table below lists the principal officers of the Company, none of whom owns any common or preferred shares. The president/chief executive officer is appointed annually by the Board of Directors to serve on the board. Brief biographies for each of the officers are included after the table.

Name	Age	Position
David H. Roche	56	President and Chief Executive Officer

Steven M. Caspers	53	Executive Vice President and Chief Financial Officer

Allen E. Larson	48	Controller and Chief Accounting Officer

Thomas D. Knudsen	49	Vice President of Agriculture

Jerald W. Pierson	64	Director of Human Resources

Jeffrey L. Carlson	48	Vice President of Operations

John S. Nyquist	48	Purchasing Manager

Patricia J. Keough-Wilson	63	Director of Corporate and Public Relations

Kevin R. Shannon	49	Safety Director

John Haugen	51	Vice President of Engineering

        David H. Roche is Minn-Dak Farmers Cooperative’s third president and CEO. He joined the Wahpeton, ND based sugar cooperative on March 1, 2001. He serves on the boards of United Sugars Corporation and Midwest Agri-Commodities. In addition, he is a trustee of the United States Beet Sugar Association, Washington, D.C. Mr. Roche began his sugar industry career as a controller for Michigan Sugar Company in 1976. He progressed through the ranks until he was named president in 1994. In 1996 he became president of Savannah Foods Industrial and was appointed senior vice president of Savannah Foods & Industries. He retained his position at Michigan Sugar Company, which was owned by Savannah Foods & Industries, during this period. Imperial Sugar Company acquired controlling interest in Savannah in 1998. He was named as a managing director and senior vice president. Mr. Roche holds an MBA in Accounting from Michigan State University and became a Certified Public Accountant in 1974.

        Steven M. Caspers is a graduate of the University of North Dakota with a Bachelor of Science in Business Administration and a major in Accounting. He has been employed with the Company since May 5, 1974. Mr. Caspers is president of Minn-Dak Yeast Company. He also is active in national industry related boards and committees. Mr. Caspers is the brother-in-law of Mr. Michael Hasbargen, Director and Vice Chairman.

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

        Kevin R. Shannon attended Taylor Institute and Vanguard Vo-Tech, majoring in Instrumentation. He is active in local civic organizations. Mr. Shannon began his technical and supervisory career in 1974. His employment with the Company began on June 1, 1983. Prior to becoming the safety director in September of 1992, Mr. Shannon was the Company’s tare lab supervisor.

        John R. Haugen was promoted to the position of Director of Engineering on November 2, 2001 and to Vice President of Engineering on August 1, 2002. He started his career with Minn-Dak Farmers Cooperative in 1976 as an Assistant Engineer and prior to this promotion held the position of Senior Engineer. Mr. Haugen is a graduate of the University of North Dakota and holds a BS in Mechanical Engineering.

ITEM 11.     EXECUTIVE COMPENSATION

        The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2003 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2)	Total Compensation

David Roche	2003	$284,232	$100,000	$14,531		$398,763
President & CEO	2002	$265,000	$45,000	$13,270		$323,270
	2001	$128,346	$0	$27,598		$155,945

Steven Caspers	2003	$145,255	$45,000	$9,210		$199,465
Executive Vice	2002	$140,231	$30,000	$11,629		$181,861
President/CFO	2001	$180,787	$30,000	$21,991		$232,779

Thomas Knudsen	2003	$105,412	$25,000	$9,280		$139,692
VP Agriculture	2002	$101,352	$15,000	$12,239		$128,591
	2001	$97,557	$14,500	$4,302		$116,359

Allen Larson	2003	$101,595	$19,000	$4,364		$124,959
Controller and	2002	$98,253	$14,000	$4,579		$116,832
Chief Acctg Officer	2001	$100,747	$12,000	$8,213		$120,959

Jeffrey Carlson	2003	$109,273	$25,000	$4,371		$138,644
Vice President	2002	$86,034	$11,500	$3,857		$101,391
Of Operations	2001	$83,527	$11,000	$3,727		$98,254

1)     In addition to the salary and bonus described above, Mr. Roche, Mr. Caspers, Mr. Knudsen, Mr. Larson, and Mr. Carlson are provided with “Other Annual Compensation,” which includes the value of the excess life insurance cost, individual LTD plan, sold vacation, and Company match of the 401(k) plan. The company has a policy whereby Supervisory, Professional and Management employees are required to maintain their vacation and floating holiday hour combined balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.

        Management employees are eligible for performance bonuses, which are partially based upon on the performance of the Company and partially on achievement of certain management performance objectives. The President/CEO determines those performance objectives for officers and significant other management employees of the Company and the Board of Directors determines performance objectives for the President/CEO. If minimum Company performance is not achieved in any given year (that performance based upon returns to the Company’s shareholders), performance bonuses are not paid to employees.

        On a periodic basis, the Company undertakes a compensation review study to determine that its employees’ compensation is commensurate with responsibilities of the various Company positions, and that the compensation is equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company’s geographic region. A national compensation consultant called Hay Management consultants performs the compensation review study. This study is made of all management employees, including the president, and non-union employees. In June of 2002 the company instituted a salary range shift. From time to time individual employees have had a restudy based upon changes in their areas of responsibilities. As of August 31, 2002 all employees’ wages had been adjusted to levels consistent with the Hay Management Consultants findings and recommendations.

2)     Mr. Roche became eligible for payments into a supplemental executive retirement plan upon his completion of one year of service. For the fiscal year ended August 31, 2003, the Company recorded on their books an obligation of $16,278 to Mr. Roche. No obligation was recorded in his first year of eligibility, which was the fiscal year ended August 31, 2002. See the section below on Retirement Plans for further details on the supplemental executive retirement plan.

Retirement Plans

        Management employees are also eligible to participate in the Company’s defined benefit retirement plan as well as its 401(k) retirement savings plan, each of which are described below.

        The Company has established a noncontributory, defined benefit retirement plan, which is available to all eligible employees of the Company. The benefits of the plan are funded by periodic contributions by the Company to a retirement trust that invests the contributions and earnings from such contributions to pay benefits to employees. The plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee’s compensation level. See “Executive Compensation — Qualified Benefits Table.” Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. The plan also provides for the payment of certain disability and death benefits.

        The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company provides a matching contribution of 75% of each employee’s first 4% of compensation that is set aside under the plan. Effective 1-1-04, the company will match 100% of the employee’s first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. Federal law limited employee pre-tax income contributions to $12,000 in calendar year 2003 ($13,000 for 2004) for each participating employee age 49 and under, and $14,000 for each participating employee age 50 and older ($16,000 for 2004). Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or

(iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married).

        Effective September 1, 1996 certain executive employees of the Company became eligible to participate in a “Supplemental Executive Retirement Plan.” The Company’s Board of Directors adopted that plan on January 21, 1997. Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits.

Qualified Benefits Table

        The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

Years of Service
Pension Compensation	15	20	25	30	35

$125,000	$27,640	$36,853	$46,067	$55,280	$64,493
$150,000	$33,827	$45,103	$56,379	$67,655	$78,931
$175,000	$40,015	$53,353	$66,692	$80,030	$93,368
$200,000	$46,202	$61,603	$77,004	$92,405	$107,806
$225,000	$46,202	$61,603	$77,004	$92,405	$107,806
$250,000	$46,202	$61,603	$77,004	$92,405	$107,806
$275,000	$46,202	$61,603	$77,004	$92,405	$107,806
$300,000	$46,202	$61,603	$77,004	$92,405	$107,806
$325,000	$46,202	$61,603	$77,004	$92,405	$107,806
$350,000	$46,202	$61,603	$77,004	$92,405	$107,806
$375,000	$46,202	$61,603	$77,004	$92,405	$107,806

    Mr. Roche has 2 years of service under the plan.
    Mr. Caspers has 29 years of service under the plan.
    Mr. Knudsen has 26 years of service under the plan.
    Mr. Larson has 21 years of service under the plan.
    Mr. Carlson has 13 years of service under the plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents certain information with respect to the ownership of shares of preferred stock as of November 13, 2002, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company’s knowledge, as of November 13, 2002, no person owned beneficially more than 5% of the Company’s outstanding shares and none of the principal officers listed above owned any such shares.

Name	Position with Company	No. of Shares		% of Shares

Douglas Etten	Director	450		less than 1%

Michael Hasbargen	Director	375		less than 1%

Victor Krabbenhoft	Director	245		less than 1%

Jack Lacey (1)	Director	250		less than 1%

Russell Mauch (2)	Director	474		less than 1%

Jerry Meyer	Director	260		less than 1%

Ed Moen	Director	180		less than 1%

Paul Summer (3)	Director	222		less than 1%

Charles Steiner(4)	Director	380.5		less than 1%

All Directors		2836	.5	3.93%

(1)	Mr. Lacey’s shares are held and grown under the name of Jack Lacey Company.

(2)	Mr. Mauch’s shares are held and grown under the name of RCM Limited Partnership.

(3)	Mr. Summer’s shares are grown under the name of P V Unlimited Corp.

(4)	Mr. Steiner’s share are held and grown under the name of Steiner and Sons Limited Partnership.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Each of the Company’s directors is also a sugarbeet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets. Such payments for sugarbeets often exceed $60,000. However, such payments are received by the directors, or the entities they represent, on exactly the same basis as payments are received by other members of the Company for the delivery of their sugarbeets. Except for the sugarbeet sales described in the preceding sentences, none of the directors or executive officers of the Company have engaged in any other transactions with the Company involving amounts in excess of $60,000.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Audit Fees — paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2003 totaled $70,650 and $65,100 for the fiscal year ended August 31, 2002.

2. Audit Related Fees – none

3. Tax Fees – paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $15,650 for fiscal year ended August 31, 2003 and $14,200 for the fiscal year ended August 31, 2002.

4. All Other Fees – paid to the Company’s principal accountant for services other than detailed in Items 1 thru 3 above total $11,050 for the fiscal year ended August 31, 2003 and $10,325 for the fiscal year ended August 31, 2002.

5. (i) It is part of the audit committee’s duties to appoint, compensate, and oversee the engagement of, retention or replacement of the independent auditors who audit the financial statements of the Cooperative and its subsidiaries. The audit committee approves all audit services to be performed by the independent auditor. The committee ensures that the independent auditor is not engaged to perform any non-audit services that are considered “prohibited activities” by the Sarbanes-Oxley Act.

(ii) The audit committee approves 100% of the services described in items 1 thru 4 above.

6. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees is zero.

PART  IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(a)     FINANCIAL STATEMENT SCHEDULES

        None

ITEM 15(b)     REPORTS ON FORM 8-K

        The Company was not required to and did not file any reports on Form 8-K during the three months ended August 31, 2003.

ITEM 15(c)     EXHIBITS

Index
**3(i)	Articles of Amendment to the Articles of Incorporation of Minn-Dak Farmers Cooperative

*3(ii)	Articles of Incorporation of Minn-Dak Farmers Cooperative

***3(iii)	Amended Bylaws of Minn-Dak Farmers Cooperative

10(a)	Growers' Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)

****10(b)	Uniform Member Marketing Agreement by and between United Sugars Corporation and Minn-Dak Farmers Cooperative

*10(d)	Capitalization Agreement by and among Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative, American Crystal Sugar Company, and United Sugars Corporation

*10(e)	Memorandum of Understanding and Uniform Member Agreement by and between Midwest Agri-Commodities Company and Minn-Dak Farmers Cooperative

*10(f)	Molasses Purchase Contract by and between Minn-Dak Farmers Cooperative and Universal Foods Corporation (Confidential Treatment for certain sections)

*10(g)	Yeast Purchase Contract by and between Universal Foods Corporation and Minn-Dak Yeast Company, Inc. (Confidential Treatment for certain sections)

*10(i)	Operating Agreement of ProGold Limited Liability Company

*10(j)	ProGold Limited Liability Company Member Control Agreement

*10(k)	Agreement for Electrical Service

**10(l)	Agreements for Coal Supply, Transportation, and Oiling Service (Confidential Treatment Requested as to certain provisions)

*10(m)	Minn-Dak Farmers Cooperative Pension Plan

*10(o)	Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for certain sections)

***10(p)	Amendment to Minn-Dak Farmers Cooperative Pension Plan

****10(q)	Amendment to Minn-Dak Farmers Cooperative Pension Plan

****10(r)	David H. Roche Employment Agreement

****10(s)	Agreement with Universal Foods regarding sale of Red Star Yeast & Products Division, (Confidential Treatment requested for certain sections)

12	Statement re Computation of Ratio of Net Proceeds to Fixed Charges

*21	Subsidiaries of the Registrant

31.1	Certification of the President/Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Executive Vice President/Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act

31.3	Certification of the Controller/Chief Accounting Officer in accordance with Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act

99.1	Audit Committee Charter

_________________
*        Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.

**      Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 as filed on November 21, 1996.

***    Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997 as filed on November 25, 1997.

****  Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998 as filed on November 24, 1998.

*****Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 as filed on November 29, 2001.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

MINN-DAK FARMERS COOPERATIVE

BY:	/S/ David H. Roche

DAVID H. ROCHE, PRESIDENT AND CHIEF EXECUTIVE OFFICER

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DUTIES INDICATED.

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	11-26-03
Chief Executive Officer
David H. Roche

/s/ Steven M. Caspers	Executive Vice President and	11-26-03
Chief Financial Officer
Steven M. Caspers

/s/ Allen E. Larson	Controller and	11-26-03
Chief Accounting Officer
Allen E. Larson

/s/ Victor Krabbenhoft	Director	11-26-03

Victor Krabbenhoft

/s/ Douglas Etten	Director	11-26-03

Douglas Etten

/s/ Edward Moen, Jr	Director	11-26-03

Edward Moen, Jr

/s/ Mike Hasbargen	Director	11-26-03

Mike Hasbargen

/s/ Charles Steiner	Director	11-26-03

Charles Steiner

/s/ Jack Lacey	Director	11-26-03

Jack Lacey

/s/ Russell Mauch	Director	11-26-03

Russell Mauch

/s/ Jerry Meyer	Director	11-26-03

Jerry Meyer

/s/ Paul Summer	Director	11-26-03

Paul Summer