Form 10-Q
period 2003-11-30
MINN DAK FARMERS COOPERATIVE
filed 2004-01-14
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2003

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

YES   ____X____                          NO   __________

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES   _________                          NO   ____X____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 2, 2004
$250 Par Value	490

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

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

The condensed consolidated financial statements for the three-month periods ended November 30, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2003. The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2004.

2.

In August 2003, the company declared a revolvement of the remaining 17% of the unit retains and allocated patronage for the 1992 crop totaling $1,280,562 and approximately 75% of the 1993 crop unit retains and allocated patronage totaling $2,514,906. These amounts were paid to the stockholders on September 29, 2003.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended November 30,
	2003	2002
REVENUE:
From sales of sugar, co-products, and
yeast, net of discounts	$61,562	$65,018
Other income	183	194

	61,745	65,211

EXPENSES:
Production costs of sugar, co-products,
and yeast sold	14,718	13,537
Marketing (includes freight and storage)	7,099	8,925
General and administrative	1,451	1,403
Interest	718	912
(Gain) loss on disposition of property and equipment	0	69

	23,986	24,845

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$37,758	$40,366

DISTRIBUTION OF NET PROCEEDS:
Credited to members' investment:
Components of net income:
Income (loss) from non-member business	$252	$230
Patronage income	5,998	6,156

Net income	6,250	6,386
Unit retention capital	0	0

Net credit to members' investment	6,250	6,386
Payments to members for sugarbeets, net of unit
retention capital	31,508	33,980

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$37,758	$40,366

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	November 30, 2003 (Unaudited)	August 31, 2003 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$118	$1,584

Receivables:
Trade accounts	12,583	14,979
Growers	536	4,287
Other	3	6

	13,122	19,272

Advances to affiliate	300	42

Inventories:
Refined sugar, pulp and molasses to be sold
on a pooled basis	38,601	24,048
Nonmember refined sugar	403	4
Yeast	105	126
Materials and supplies	5,392	6,188
Beet and Juice Inventory	60,944	—
Other	0	—

	105,445	30,366

Deferred charges	59	1,193

Prepaid expenses	521	233

Current deferred income tax asset	507	507

Total current assets	120,071	53,197

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,077	22,077
Buildings	36,200	36,200
Factory equipment	116,155	116,155
Other equipment	3,464	3,464
Construction in progress	9,166	8,781

	187,061	186,676
Less accumulated depreciation	(84,724)	(83,020)

	102,337	103,656

OTHER ASSETS:
Investments restricted for capital lease projects	3,414	3,400
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	9,680	9,890
Other	1,010	1,103

	14,105	14,394

	$236,513	$171,247

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	November 30, 2003 (Unaudited)	August 31, 2003 (Audited)

LIABILITIES AND MEMBERS’ INVESTMENT
CURRENT LIABILITIES:
Short-term notes payable	$38,673	$7,250

Current portion of long-term debt	3,600	3,600
Current portion of long-term lease	905	905

	4,505	4,505
Accounts payable:
Trade	741	4,668
Growers	47,715	14,126

	48,457	18,794

Accrued liabilities	3,928	4,850

Total current liabilities	95,562	35,399
LONG-TERM DEBT, NET OF CURRENT PORTION	28,300	29,500
OBLIGATION UNDER CAPITAL LEASE	21,915	21,915
LONG TERM DEFERRED TAX LIABILITY	783	783
OTHER	403	403
COMMITMENTS AND CONTINGENCIES	—	0

Total liabilities	146,963	88,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,663	1,601

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 490 shares at November 30,
2003 and 488 shares at August 31, 2003	123	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	4,955	4,959
Qualified allocated patronage	2,295	2,296
Nonqualified allocated patronage	24,135	18,141
Retained earnings (deficit)	5,802	5,550

	87,887	81,646

	$236,513	$171,247

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended November 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members' investment	$6,250	$6,386
Add (deduct) noncash items:
Depreciation and amortization	1,796	1,772
Equipment disposals – loss	0	69
Net income allocated from unconsolidated marketing subsidiaries	(4)	(67)
Deferred income taxes	0	0
Noncash portion of patronage capital credits	0	0
Retention of nonqualified unit retains	0	0
Minority interest in equity of subsidiaries	62	41
Changes in operating assets and liabilities:
Accounts receivable and advances	5,892	2,706
Inventory and prepaid expenses	(75,367)	(80,047)
Deferred charges and other assets	1,134	1,031
Accounts payable, accrued liabilities and other liabilities	28,740	33,320

Net cash (used in)/provided by operating activities	(31,496)	(34,788)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	0	1
Capital expenditures	(384)	(780)
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	0	(98)
Net proceeds from patronage refunds and equity revolvements	214	0
Issuance of notes receivable	0	0
Proceeds on notes receivable	0	2
Restricted bond/lease fund investment	(14)	339

Net cash used in investing activities	(184)	(535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	31,423	35,955
Payment of long-term debt	(1,200)	(1,200)
Payment of financing fees	0	0
Payment of unit retains and allocated patronage	(10)	0
Sale and repurchase of common stock, net	1	0
Issuance of stock	0	1

Net cash provided by financing activities	30,214	34,755

NET INCREASE (DECREASE) IN CASH	(1,466)	(569)
CASH, BEGINNING OF YEAR	1,584	757

CASH, END OF QUARTER	$118	$188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$677	$827

Income taxes, net of refunds	$1	$8

See Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended November 30, 2003 (the first quarter of the Company’s 2003-2004 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended November 30, 2003 and 2002

Revenue for the three months ended November 30, 2003 decreased $3.4 million from the 2002 period, a decrease of 5.3%. Revenue from the sale of finished goods increased $7.1 million and Change in Inventories decreased $8.4.

Revenue from the sales of sugar increased $3.5 million, or 9.6%, reflecting an 8.0% increase in volume and a 1.6% increase in the price for sugar. The increase in volume reflects the larger 2003 crop while the increase in price reflects the impact of the Marketing Allotment provisions of the 2002 Farm Program.

Revenue from pulp and molasses sales increased $1.1 million or 30.1%, reflecting a 27.2% increase in sales volume and a 2.9% increase in the average gross selling price. The increase in sales volume was primarily due to an increased supply of available product for shipment in the marketing pool. This is a result of normal campaign start-up at some of the other pool member facilities in the current year vs. the delayed campaign start-up at some of the other pool member facilities the prior year.

Revenues from yeast sales increased $0.4 million or 28.8%, reflecting a 37.0% increase in sales volume and an 8.2% decrease in the average selling price. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the selling price.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2003 amounted to $14.6 million or $8.5 million less than the increase in the value of finished goods inventories for November 30, 2002. For November 30, 2003 the increase in the value of sugar inventories was $7.5 million less than the increase of that of the prior year, and for pulp and molasses $1.2 million less. The decrease in sugar inventory values change is primarily result of 2002 crop production vs 2001 crop production being an increase of 377,000 cwt vs the 2003 crop vs 2002 crop having a 108,000 cwt decrease in production.

In the consolidated statements of operations, Expenses section, production costs of sugar, co-products and yeast totaled $14.7 million, $1.2 million or 8% more than the prior year. The increase is mainly attributable to normal operations and expense accrual timings when comparing the three-month period ending November 30, 2002. Marketing costs totaled $7.1 million, $1.8 million or 20.2% less than the prior year. This is primarily due to the large cost of purchased sugar in 2003, which totaled $2.6 MM more than the first quarter of 2004. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory decreased $2.5 million or 7.3% from the fiscal year 2003 period. This decrease is a combination of less sugar being produced during the same time period and a lower estimated price per pound for the growers’ sugar during the same time period. For fiscal year 2004 the Company is projecting a payment to growers for sugarbeets totaling $92.5 million, which is $8.5 million or 8.4% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 5% decrease in tons of beets delivered by members versus the prior year, (2) 9% more sugar per ton of the beets delivered versus the prior year, and (3) 4% less sales pricing on sugar sold. The payment is based upon (i) an average delivered sugar content of 18.70%, (ii) a total sugarbeet crop to process of 2.3 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be slightly lower than the previous year.

ESTIMATED FISCAL YEAR 2004 INFORMATION

The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members’ sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugarbeets are based upon the Company’s then-current estimates of the financial results to be obtained from processing the crop and the sale of finished products. This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2003 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugar beet crop are beyond the Company’s control. The actual results experienced by the Company may differ materially from the forward-looking statements contained herein.

The Company’s members harvested 2.3 million tons of sugarbeets from the 2003 crop, the second largest crop ever delivered to the Company. Sugar content of the 2003 crop at harvest was 7% above the average of the five most recent years. Because of the record size and quality of the crop delivered, the Company’s production of sugar from the 2003 crop sugarbeets is expected to set a new record for sugar produced. During early October, unseasonably warm temperatures caused harvest to be halted after main harvest had started. As a result of the Company’s pile management strategy, the beets delivered just prior to the delay of main harvest have either been processed or are considered to be not at risk at this time. The remaining beets as of this report are considered to be in average storage condition. This forward-looking material is based on the Company’s expectations regarding the processing of the 2003 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets.

Currently, the factory is averaging a sugarbeet slice rate of 9,060 tons per day, and the ending slice rate is expected to be near the targeted rate for the fiscal year 2004 plan of 9,300 tons per day. It is believed that any minor deviation from plan will not have a material detrimental impact to the bottom line of the Company.

Based upon marketing information developed by United Sugars Corporation, the Company currently estimates the average net selling price of the Company’s sugar will be less than that of the prior year because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

The 2002 farm program contains marketing allocations that could potentially restrict the company’s ability to market all the sugar it produces. The Company anticipates it will obtain the allocations necessary for the marketing of substantially all of the 2003 crop.

The Company’s initial beet payment estimate totals $40.83 per ton or $.126063 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2004.

OTHER INFORMATION

Provisions of the current Farm Bill and existing trade agreements between the U.S. and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently, imports provide about 12% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace will result in serious adverse sugar pricing consequences. The Company also believes, that should the U.S. Congress pass certain proposed regional or bi-lateral trade agreements that are currently being negotiated, that those trade agreements also will represent a serious public policy challenge to itself and the domestic sugar industry. These proposed agreements are currently being negotiated with Central American Countries, Australia and Thailand. There could be other proposed agreements also in the future as the current U.S. Government Administration has started an initiative to pass any number of regional or bi-lateral trade agreements as an alternative to GATT should that agreement stall out.

On December 16, 2003, United States Trade Representatives completed negotiations with four Central American countries on a trade agreement referred to as the Central American Free Trade Agreement (“CAFTA”). The CAFTA agreement includes provisions for sugar trade between the participating countries and the U.S. The exact details of the agreement’s provisions for sugar are not known, but the Company believes the agreement will provide for additional access to the U.S. market that, over time (15 years), will nearly double the amount of access available to these countries currently have. As they become known, the Company will be analyzing the sugar provisions of the CAFTA agreement to determine if its Congressional implementation can be supported or whether it is an agreement that the Company will be forced to oppose.

The recently passed Farm Bill provides price support provisions for sugar. However, if that price support program, including the Tariff Rate Quota system for imported sugar, were eliminated in its entirety, or if the protection the United States’ price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely effected. In such a situation if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company’s continued viability and the desirability of grower sugarbeets for delivery to the Company.

The Company’s Audit Committee and Management are working toward meeting all required SEC documentation, certification and best business practices. As the SEC adopts new rules and proposes future rules, the Company is positioning itself to continue being in compliance. The Company’s Audit Committee and Management have been seeking guidance from the SEC and experts in the appropriate areas as needed.

The Company considers its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to be its disclosure committee, responsible to the Audit Committee for presenting material facts relative to the financial statements and how they are to be disclosed in the SEC filings prior to those filings.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiary).

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payments for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the

Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank for calendar years 2003 and 2004 of $45.0 million, of which $1.0 million is currently available for a letter of credit. The seasonal line of credit is scheduled for renewal in May 2004.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

•	Maintain working capital of not less than $9.0 million as of August 31, 2004.
•	Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
•	Maintain available cashflow to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of November 30, 2003 the Company was in compliance with its loan agreement covenants with the Bank Working Capital as of November 30, 2003 totals $24.5 million compared to $17.8 million at August 31, 2003, an increase of $6.7 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2004 is approximately $12.6 million dollars and, in the Company’s opinion, will be attained.

The primary factor for the changes in the Company’s financial condition for the three months ended November 30, 2003 was due to the seasonal needs of the 2003/2004 sugarbeet-processing season. The cash used to provide for operations of $31.5 million and for investing activities of $.2 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $30.2 million was primarily provided through proceeds from the issuance of short-term debt of $31.4 million; offset by payment of long-term debt of $1.2 million.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 -5 Years	After 5 Years

Long-Term Debt	$31.9MM	$3.6MM	$14.4MM	$ 9.6MM	$ 4.3MM

Capital Lease Obligations	$22.8MM	$ .9MM	$ 4.5MM	$ 3.9MM	$13.5MM

Operating Leases	$ .7MM	$ .2MM	$ .4MM	$ .1MM	0

Unconditional
Purchase Obligations	$ .5MM	$ .5MM	0	0	0

Other Long-Term
Obligations	0	0	0	0	0

Total Contractual Cash
Obligations	$55.9MM	$5.2MM	$19.3MM	$13.6MM	$17.8MM

Capital expenditures for the three months ended November 30, 2003 totaled $.4 million. Capital expenditures for fiscal year 2004 are currently estimated at $5.5 million excluding a multi-year steam dryer addition listed below.

In fiscal year 2002 the board of directors approved a $9.3 million capital expenditure project for the installation of a pulp steam dryer. The company obtained tax -exempt bonds to finance this project. The steam dryer was completed and ready for use at the start of the 2003-04 season, and is currently operating close to rated capacity.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
None

Item 2.   Changes in Securities
None

Item 3.   Defaults upon Senior Securities
None

Item 4.   Submission of Matters to a Vote of Security Holders
None

Item 5.   Other Information
None

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits
Item #31.1 Section 302 Certification of the President & Chief Executive Officer
Item #31.2 Section 302 Certification of the Executive Vice President & Chief Financial Officer
Item #31.3 Section 302 Certification of the Controller & Chief Accounting Officer
Item #32.1 Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during this quarter:

        On October 16, 2003 the Company announced that the board of directors, following the completion of the August 31, 2003 audit, had approved the final payment for the 2002 crop of $42.33 per ton of beets harvested (14.570881 cents per pound of sugar). The Board of Directors also declared and allocated to shareholders of record, for the 2002 crop, non-qualified allocated patronage totaling $4,767,872 or $2.00 per ton of beets harvested.

        On October 28, 2003 the Company announced that the board of directors, following the review and approval of the 2003-crop business plan, had determined that the beet payment estimate for the 2003 crop will be $40.83 per ton.

        On December 12th, 2003, the Company announced that at its annual meeting of shareholders, held December 9th, 2003, two new members were elected to Minn-Dak Farmers Cooperative’s board of directors. Alton Theede, representing District #1, was elected to replace outgoing director Jerry Meyer. In District #5, Brent Davison was elected to fill the vacancy left by the resignation of director Jack Lacey. Also re-elected to the board were incumbents Chuck Steiner from District #6 and Doug Etten representing District #8. Both were running unopposed.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE (Registrant)
Date:	January 14, 2004	/s/ DAVID H. ROCHE

David H. Roche President and Chief Executive Officer
Date:	January 14, 2004	/s/ STEVEN M. CASPERS

Steven M. Caspers Executive Vice President and Chief Financial Officer