Form 10-Q
period 2004-02-29
MINN DAK FARMERS COOPERATIVE
filed 2004-04-13
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 29, 2004

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

YES   _________                          NO   ____X____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	March 9, 2004
$250 Par Value	491

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

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

The condensed consolidated financial statements for the six-month period ended February 29, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2003. The results of operations for the six months ended February 29, 2004 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2004.

2.

In August 2003, the company declared a revolvement of the remaining 17% of the unit retains and allocated patronage for the 1992 crop totaling $1,280,562 and approximately 75% of the 1993 crop unit retains and allocated patronage totaling $2,514,906. These amounts were paid to the stockholders on September 29, 2003.

3.

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements which are effective for the interim period ending May 31, 2004, but does not change the recognition requirements related to pensions and postretirement benefits. Management is reviewing this pronouncement to determine its impact on the disclosures in the interim and annual financial statements, but does not expect the implementation of this pronouncement to have a significant impact on the interim or annual financial statements.

CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	February 29, 2004 (Unaudited)	August 31, 2003 (Audited)

CURRENT ASSETS:
Cash	$300	$1,584

Receivables:
Trade accounts	16,756	14,979
Growers	0	4,287
Other	123	6

	16,879	19,272

Advances to affiliate	568	42

Inventories:
Refined sugar, pulp and molasses to be sold
on a pooled basis	58,617	24,048
Nonmember refined sugar	391	4
Yeast	83	126
Materials and supplies	5,308	6,188
Beet and Juice Inventory	27,852	—
Other	0	—

	92,251	30,366

Deferred charges	420	1,193

Prepaid expenses	328	233

Other	436	—

Current deferred income tax asset	507	507

Total current assets	111,689	53,197

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,077	22,077
Buildings	36,200	36,200
Factory equipment	116,155	116,155
Other equipment	3,457	3,464
Construction in progress	9,702	8,781

	187,591	186,676
Less accumulated depreciation	(86,423)	(83,020)

	101,168	103,656

OTHER ASSETS:
Investments restricted for capital lease projects	3,268	3,400
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	9,523	9,890
Other	2,057	1,103

	14,849	14,394

	$227,706	$171,247

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

LIABILITIES AND MEMBERS' INVESTMENT	February 29, 2004 (Unaudited)	August 31, 2003 (Audited)

CURRENT LIABILITIES:
Short-term notes payable	$48,013	$7,250

Current portion of long-term debt	3,600	3,600
Current portion of long-term lease	960	905

	4,560	4,505

Accounts payable:
Trade	(4,569)	4,668
Growers	27,735	14,126

	23,165	18,794

Accrued liabilities	5,660	4,850

Total current liabilities	81,398	35,399

LONG-TERM DEBT, NET OF CURRENT PORTION	27,100	29,500

OBLIGATION UNDER CAPITAL LEASE	20,955	21,915

LONG TERM DEFERRED TAX LIABILITY	183	783

OTHER	403	403

COMMITTMENTS AND CONTINGENCIES	—	0

Total liabilities	130,039	88,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,720	1,601

MEMBERS' INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 490 shares at February 29,
2004 and 488 shares at August 31, 2003	123	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	4,955	4,959
Qualified allocated patronage	2,295	2,296
Nonqualified allocated patronage	31,966	18,141
Retained earnings (deficit)	6,031	5,550

	95,947	81,646

	$227,706	$171,247

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

REVENUE:
From sales of sugar, co-products, and
yeast, net of discounts	$67,852	$65,777	$129,414	$130,795
Other income	(97)	206	86	400

	67,754	65,983	129,499	131,195

EXPENSES:
Production costs of sugar, co-products,
and yeast sold	16,496	16,033	31,214	29,569
Marketing (includes freight and storage)	7,545	7,616	14,644	16,541
General and administrative	1,686	1,534	3,137	2,937
Interest	877	1,057	1,595	1,970
(Gain) loss on disposition of property and equipment	0	(2)	0	67

	26,604	26,239	50,590	51,085

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$41,150	$39,744	$78,910	$80,110

DISTRIBUTION OF NET PROCEEDS:
Credited to members' investment:
Components of net income:
Income (loss) from non-member business	$229	$265	$481	$495
Patronage income	7,832	6,427	13,830	12,583

Net income	8,061	6,692	14,311	13,078

Unit retention capital	0	0	0	0

Net credit to members' investment	8,061	6,692	14,311	13,078

Payments to members for sugarbeets, net of unit
retention capital	33,090	33,052	64,600	67,032

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$41,150	$39,744	$78,910	$80,110

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	February 29, 2004	February 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members' investment	$14,311	$13,078
Add (deduct) noncash items:
Depreciation and amortization	3,713	3,546
Equipment disposals - loss	0	71
Net income allocated from unconsolidated marketing subsidiaries	(6)	(143)
Deferred income taxes	(600)	0
Noncash portion of patronage capital credits	0	0
Retention of nonqualified unit retains	0	0
Minority interest in equity of subsidiaries	119	0
Changes in operating assets and liabilities:
Accounts receivable and advances	1,866	2,296
Inventory and prepaid expenses	62,415)	(64,205)
Deferred charges and other assets	773	441
Accounts payable, accrued liabilities and other liabilities	5,181	9,092

Net cash (used in)/provided by operating activities	37,057)	(35,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	0	9
Capital expenditures and other assets	(2,227)	(2,562)
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	176	(110)
Net proceeds from patronage refunds and equity revolvements	196	186
Issuance of notes receivable	0	0
Proceeds on notes receivable	47	48
Restricted bond/lease fund investment	132	1,728

Net cash used in investing activities	(1,676)	(702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	40,763	39,169
Payment of long-term debt	(3,305)	(3,260)
Payment of financing fees	0	0
Payment of unit retains and allocated patronage	(10)	(112)
Sale and repurchase of common stock, net	1	1
Issuance of stock	0	0

Net cash provided by financing activities	37,449	35,798

NET INCREASE (DECREASE) IN CASH	(1,284)	(727)

CASH, BEGINNING OF YEAR	1,584	757

CASH, END OF QUARTER	$300	$30

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$1,377	$1,849

Income taxes, net of refunds	$1,543	$58

See Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 29, 2004
AND FEBRUARY 28, 2003

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended February 29, 2004 (the second quarter of the Company’s 2003-2004 fiscal year) and February 28, 2003 (the second quarter of the Company’s 2002-2003 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended February 29, 2004 and February 28, 2003

As a result of sugar storage issues created by weak seasonal demand and lack of rail car availability, the Company held 400,000 cwt of additional equivalent sugar in the form of standard liquor juice when compared to the three-month period ended February 28, 2003. Because the sugar is not in its final form, it is valued at grower delivered cost vs. the company’s normal finished goods net realizable valuation. Had sufficient granulated sugar storage been available, the increased standard liquor juice would have been converted to marketable sugar with an increased value of $3.1 million. The Company anticipates converting this standard liquor juice to sugar during the end of the Company’s third quarter and early fourth quarter.

The 2002 Farm Program that the Company operates under contains allotment / allocation provisions that may restrict the marketing of sugar produced by domestic processors. These Farm Program provisions also allow processors that have more sugar than allocations to sell that sugar without allocation to another processor that has more allocations than domestic sugar produced, and to then repurchase a similar amount of sugar with allocations for the marketing to customers. The Company engaged in $5.3 million of these sales and repurchases during the three months ended February 29, 2004. The dollars associated with these sales and repurchase activities for this purpose have been excluded from current and comparative analysis to the prior periods.

Revenue, from the sale of sugar, co-products, yeast and finished goods inventory valuation changes, for the three months ended February 29, 2004 increased $2.1 million from the 2003 period, an increase of 3%. Revenue from the sale of finished goods decreased $.7 million and Change in Inventories increased $2.8 million.

Revenue from the sales of sugar decreased $.2 million, or .5%, reflecting a .9% increase in volume and a 1.4% decrease in the price for sugar.

Revenue from dried pulp and molasses sales decreased $.9 million or 15.4%, reflecting a 13.6% decrease in sales volume and a 2.8% decrease in the average gross selling price.

Revenue from local sales of beet tailings and pressed pulp increased $.4 million resulting from a new marketing program for these products.

Revenues from yeast sales remain almost unchanged in price and volume from the prior year period.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 29, 2004 amounted to $20.0 million or $2.8 million more than the increase in the value of finished goods inventories for February 28, 2003. For February 29, 2004 the increase in the value of sugar inventories was $19.6 million or $2.6 million more than the increase in the value of sugar inventory for February 28, 2003. The increase in sugar inventory reflects a higher production level when compared to the prior year. The 2002 Farm Program beet sugar marketing allotment is less than the available sugar in the beet sugar segment, which has increased the need to inventory sugar, however, through a combination of multi-year agreements and single year agreements, MDFC has been able to obtain sufficient allocations to market the 2003 crop.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $16.5 million, $.5 million or 2.4% more than the prior year. The increase is mainly attributable to normal operations and expense accrual timings when comparing the three-month period ending February 28, 2003. Marketing costs totaled $7.5 million, $.1 million or .9% more than the prior year. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, remained almost unchanged. For fiscal year 2004 the Company is projecting a payment to growers for sugarbeets totaling $92.4 million, which is $8.5 million or 8.4% less than the prior fiscal year. The decrease in payments to members is due to the Company’s initial production and price projections for the 2004 fiscal year payments. These estimates used historical averages for calculating certain production keys and also lower than prior year net selling prices for sugar and co-products. If production continues with the current fiscal year trends, the Company anticipates that actual production of sugar and co-products could exceed estimates, resulting in an increase in the estimate for payment to growers for sugarbeets.

Comparison of the six months ended February 29, 2004 and February 28, 2003

As a result of sugar storage issues created by weak seasonal demand and lack of rail car availability, the Company held 400,000 cwt of additional equivalent sugar in standard liquor juice storage when compared to the six-month period ended February 28, 2003. Because the sugar is not in its final form, it is valued at grower delivered cost vs. the company’s normal finished goods net realizable valuation. Had sufficient granulated sugar storage been available, the increased standard liquor juice would have been converted to salable sugar with an increased value of $3.1 million. The Company anticipates converting this standard liquor juice to sugar during the end of the third quarter and early fourth quarter.

The 2002 Farm Program that the Company operates under contains allotment / allocation provisions that may restrict the marketing of sugar produced by domestic processors. These Farm Program provisions also allow processors that have more sugar than allocations to sell that sugar without allocation to another processor that has more allocations than domestic sugar produced, and to then repurchase a similar amount of sugar with allocations for the marketing to customers. The Company engaged in $5.3 million of these sales and repurchases during the three months ended February 29, 2004. The dollars associated with these sales and repurchase activities for this purpose have been excluded from current and comparative analysis to the prior periods.

Revenue, from the sale of sugar, co-products, yeast and finished goods inventory valuation changes, for the six months ended February 29, 2004 decreased $1.3 million from the 2002 period, a decrease of 1.0%. Revenue from the sale of finished goods increased $4.3 million, while the change in the value of finished goods inventory decreased $5.6 million.

Revenue from the sales of sugar increased $3.3 million or 4.3%, reflecting a 4.9% increase in volume and a 0.6% decrease in the price for sugar.

Revenue from dried pulp and molasses sales remained unchanged, reflecting a 2.0% increase in sales volume and a 2.0% decrease in the average gross selling price.

Revenue from local sales of beet tailings and pressed pulp increased $.6 million resulting from a new marketing program for these products.

Revenues from yeast sales from the Company’s subsidiary yeast production facility, Minn-Dak Yeast Company (“MDYC”) increased $0.4 million or 11.4%, reflecting a 15.9% increase in sales volume and a 4.5% decrease in the average selling price. This increase in volume was anticipated by Sensient Sales and Service, the Company’s sales agent and minority equity partner in MDYC, in their FY 2004 marketing plan and results from added volume from existing customers.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 29, 2004 amounted to $34.6 million or $5.7 million less than the increase in the value of finished goods inventories for February 28, 2003.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $1.6 million or 5.6%. The increase is mainly attributable to normal operations and expense accrual timings when comparing the six-month period ending February 28, 2003.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) decreased $2.4 million or 3.6% from the prior period. For fiscal year 2004 the Company is projecting a payment to growers for sugarbeets totaling $92.4 million, which is $8.5 million or 8.4% less than the prior fiscal year. The decrease in payments to members is due to the Company’s initial production and price projections for the 2004 fiscal year payments. These estimates used historical averages for calculating certain production keys and also lower than prior year net selling prices for sugar and co-products. If production continues with the current fiscal year trends, the Company anticipates that actual production of sugar and co-products could exceed estimates, resulting in an increase in the estimate for payment to growers for sugarbeets.

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

The Company’s members harvested 2.3 million tons of sugarbeets from the 2003 crop, the second largest crop ever delivered to the Company. Sugar content of the 2003 crop at harvest was 7% above the average of the five most recent years. Because of the record size and quality of the crop delivered, the Company’s production of sugar from the 2003 crop sugarbeets is expected to set a new record for sugar produced. During early October, unseasonably warm temperatures caused harvest to be halted after main harvest had started. As a result of the Company’s pile management strategy, the beets delivered just prior to the delay of main harvest have either been processed or are considered to be not at risk. The remaining beets as of this report are stored in the sheds and are in good storage condition. This forward-looking material is based on the Company’s expectations regarding the processing of the 2003 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets.

Currently, the factory is averaging a sugarbeet slice rate of 9,238 tons per day, and the ending slice rate is expected to be just under the targeted rate for the fiscal year 2004 plan of 9,300 tons per day. It is believed that any minor deviation from plan will not have a material detrimental impact to the bottom line of the Company.

Based upon marketing information developed by United Sugars Corporation, the Company currently estimates the average net selling price of the Company’s sugar will be less than that of the prior year because of the volume available for sale (domestic production &foreign imports) relative to the estimated domestic consumption.

The 2002 farm program contains marketing allocation provisions that each year could potentially restrict the company’s ability to market all the sugar it produces. However, for FY 2004 the Company anticipates it will obtain the allocations necessary for the marketing of substantially all of the 2003 crop.

The Company’s initial beet payment estimate totals $40.83 per ton or $.126063 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2004.

ESTIMATED FISCAL YEAR 2005 INFORMATION

The Board of Directors announced that the 2004 crop planted acreage will be reduced 7.6% to an estimated 104,600 acres. This reduction was directly related to the Company’s estimate of available allocations to market the 2004 crop as permitted by the 2002 Farm Program. Sugar sales for non-human consumption uses and for export consumption do not require marketing allocations. This FY 2005 marketing plan assumes no major changes to the provisions of the sugar section of the 2002 Farm Program, and an average size sugarbeet crop.

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

As of February 29, 2004 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 29, 2004 totals $30.3 million compared to $17.8 million at August 31, 2003, an increase of $12.5 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2004 is approximately $14.6 million dollars and, in the Company’s opinion, will be attained.

The primary factor for the changes in the Company’s financial condition for the six months ended February 29, 2004 was due to the seasonal needs of the 2003/2004 sugarbeet-processing season. The cash used to provide for operations of $37.1 million and for investing activities of $1.7 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $37.4 million was primarily provided through proceeds from the issuance of short-term debt of $40.8 million; offset by payment of long term debt of $3.3 million.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 -5 Years	After 5 Years

Long-Term Debt	$30.7MM	$03.6MM	$14.4MM	$09.6MM		$03.1MM

Capital Lease Obligations	$21.9MM	$01.0MM	$05.5MM	$04.1MM		$11.3MM

Operating Leases	$00.7MM	$00.2MM	$00.4MM	$00.1MM	0

Unconditional
Purchase Obligations	$00.5MM	$00.5MM	0	0	0

Other Long-Term
Obligations	0	0	0	0	0

Total Contractual Cash
Obligations	$53.8MM	$05.3MM	$20.3MM	$13.8MM		$14.4MM

Capital expenditures for the six months ended February 29, 2004 totaled $2.2 million.

The board of directors has approved a $9.3 million capital expenditure project for the installation of a pulp steam dryer. The company obtained tax -exempt bonds to finance this project. The projected physical completion date of this project was August 31, 2003. The new steam dryer has achieved the production capacity guarantee provided by the supplier.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits	Item #31.1	Section 302 Certification of the President & Chief Executive Officer
	Item #31.2	Section 302 Certification of the Executive Vice President & Chief Financial Officer
	Item #31.3	Section 302 Certification of the Controller & Chief Accounting Officer
	Item #32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during this quarter:

•	Filed on March 9, 2004: On March 5th, 2004, Minn-Dak Farmers Cooperative’s Board of Directors modified the planting level for the 2004 crop to 143% of base acres plus a 2% measuring tolerance for a total planting of 145% of base acres. The Board had first established plantings for the 2004 crop at 155% of base acres plus 2% measuring tolerance in November 2003, the same planting level as the prior two crop years.

There was no one single reason for this 7.6% reduction in plantings, but rather a number of factors which the Board considered. The principle reasons for the reduction in acreage include reduced demand for sugar due to changing dietary habits of Americans and increased levels of imported sugar containing products, the real prospect of reduced marketing allocations for Minn-Dak Farmers Cooperative for the 2004 crop and the grower payment risk associated with producing quantities of sugar far in excess of a marketing allocation.

•	Filed on December 12th, 2003: The Company announced that at its annual meeting of shareholders, held December 9th, 2003, two new members were elected to Minn-Dak Farmers Cooperative’s board of directors. Alton Theede, representing District #1, was elected to replace outgoing director Jerry Meyer. In District #5, Brent Davison was elected to fill the vacancy left by the resignation of director Jack Lacey. Also re-elected to the board were incumbents Chuck Steiner from District #6 and Doug Etten representing District #8. Both were running unopposed.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS
Date: April 14, 2004	/s/ DAVID H. ROCHE David H. Roche President and Chief Executive Officer
Date: April 14, 2004	/s/ STEVEN M. CASPERS Steven M. Caspers Executive Vice President and Chief Financial Officer