Form 10-Q
period 2004-05-31
MINN DAK FARMERS COOPERATIVE
filed 2004-07-13
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   May 31, 2004

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

YES   _________                          NO   ____X____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	July 6, 2004
$250 Par Value	488

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

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The consolidated financial statements for the nine-month period ended May 31, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2003. The results of operations for the nine months ended May 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2004.

2.	In August 2003, the company declared a revolvement of the remaining 17% of the unit retains and allocated patronage for the 1992 crop totaling $1,280,562 and approximately 75% of the 1993 crop unit retains and allocated patronage totaling $2,514,906. These amounts were paid to the stockholders on September 29, 2003.

3.	The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements, which are effective for the interim period ending May 31, 2004, but does not change the recognition requirements related to pensions and postretirement benefits.

Components of Net Periodic Benefit Cost for the Nine Months Ended 5-31-04

000’s	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service Cost	$496	$477	$0	$0
Interest Cost	834	802	0	0
Expected return on plan assets	(684)	(678)	0	0
Amortization of prior service cost	65	65	0	0
Amortization of transition cost	(9)	(13)	0	0
Amortization of net (gain)loss	33	30	0	0

Net periodic benefit cost	$735	$683	$0	$0

As of the nine months ended 5-31-04, the Company has made $1.023 million of contributions vs $.523 million through the nine months ended 5-31-03. The Company anticipates contributing an additional $.25 million to fund its pension plan in FY 2004 for a total of $1.273 million.

CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	May 31, 2004 (Unaudited)	August 31, 2003 (Audited)
CURRENT ASSETS:
Cash	$235	$1,584

Receivables:
Trade accounts	20,514	14,979
Growers	4,073	4,287
Other	108	6

	24,694	19,272

Advances to affiliate	1,734	42

Inventories:
Refined sugar, pulp and molasses to be sold
on a pooled basis	58,848	24,048
Nonmember refined sugar	453	4
Yeast	93	126
Materials and supplies	5,474	6,188
Beet and Juice Inventory	0	—
Other	1,274	—

	66,142	30,366

Deferred charges	685	1,193

Prepaid expenses	280	233

Other	1,936	—

Current deferred income tax asset	672	507

Total current assets	96,378	53,197

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,080	22,077
Buildings	36,885	36,200
Factory equipment	124,560	116,155
Other equipment	3,525	3,464
Construction in progress	2,419	8,781

	189,470	186,676
Less accumulated depreciation	(88,303)	(83,020)

	101,167	103,656

OTHER ASSETS:
Investments restricted for capital lease projects	2,968	3,400
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	10,276	9,890
Other	2,293	1,103

	15,537	14,394

	$213,082	$171,247

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

LIABILITIES AND MEMBERS’ INVESTMENT	May 31, 2004 (Unaudited)	August 31, 2003 (Audited)
CURRENT LIABILITIES:
Short-term notes payable	$30,118	$7,250

Current portion of long-term debt	3,600	3,600
Current portion of long-term lease	960	905

	4,560	4,505
Accounts payable:
Trade	2,614	4,668
Growers	18,490	14,126

	21,104	18,794

Accrued liabilities	2,994	4,850

Total current liabilities	58,776	35,399
LONG-TERM DEBT, NET OF CURRENT PORTION	25,900	29,500
OBLIGATION UNDER CAPITAL LEASE	20,955	21,915
LONG TERM DEFERRED TAX LIABILITY	183	783
OTHER	403	403
COMMITTMENTS AND CONTINGENCIES	—	0

Total liabilities	106,217	88,000

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,773	1,601

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 488 shares at May 31,
2004 and 488 shares at August 31, 2003	122	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	4,955	4,959
Qualified allocated patronage	2,295	2,296
Nonqualified allocated patronage	40,899	18,141
Retained earnings (deficit)	6,243	5,550

	105,092	81,646

	$213,082	$171,247

See Notes to Consolidated Financial Statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
REVENUE:
From sales of sugar, co-products, and
yeast, net of discounts	$56,503	$51,856	$185,917	$182,651
Other income	799	4,155	885	4,555

	57,302	56,011	186,802	187,206
EXPENSES:
Production costs of sugar, co-products,
and yeast sold	11,229	11,689	42,443	41,259
Marketing (includes freight and storage)	6,786	5,560	21,430	22,101
General and administrative	1,532	1,718	4,669	4,656
Interest	832	965	2,427	2,934
(Gain) loss on disposition of property and equipment	(72)	0	(72)	67

	20,306	19,932	70,896	71,017

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$36,996	$36,079	$115,907	$116,189

DISTRIBUTION OF NET PROCEEDS:
Credited to members’ investment:
Components of net income:
Income (loss) from non-member business	$212	$3,997	$693	$4,492
Patronage income	8,933	8,167	22,763	20,750

Net income	9,145	12,164	23,456	25,242
Unit retention capital	0	0	0	0

Net credit to members’ investment	9,145	12,164	23,456	25,242
Payments to members for sugarbeets, net of unit
retention capital	27,851	23,915	92,451	90,947

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$36,996	$36,079	$115,907	$116,189

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	May 31, 2004	May 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$23,456	$25,242
Add (deduct) noncash items:
Depreciation and amortization	5,751	5,318
Equipment disposals – loss	(72)	71
Net income allocated from unconsolidated marketing subsidiaries	(5)	(236)
Deferred income taxes	(765)	0
Noncash portion of patronage capital credits	(754)	(396)
Retention of nonqualified unit retains	0	0
Minority interest in equity of subsidiaries	172	44
Changes in operating assets and liabilities:
Accounts receivable and advances	(7,114)	(6,524)
Inventory and prepaid expenses	(37,759)	(41,203)
Deferred charges and other assets	508	116
Accounts payable, accrued liabilities and other liabilities	454	8,318

Net cash (used in) operating activities	(16,128)	(9,250)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	175	9
Capital expenditures and other assets	(4,277)	(5,123)
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	176	4,227
Net proceeds from patronage refunds and equity revolvements	196	186
Issuance of notes receivable	0	0
Proceeds on notes receivable	47	48
Restricted bond/lease fund investment	432	3,016

Net cash (used in)/provided by investing activities	(3,249)	2,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	22,868	10,879
Payment of long-term debt	(4,505)	(4,460)
Payment of financing fees	(325)	0
Payment of unit retains and allocated patronage	(10)	(212)
Sale and repurchase of common stock, net	0	0
Issuance of stock	0	0

Net cash provided by financing activities	18,028	6,207

NET INCREASE (DECREASE) IN CASH	(1,349)	(681)
CASH, BEGINNING OF YEAR	1,584	757

CASH, END OF QUARTER	$235	$75

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$2,075	$2,709

Income taxes, net of refunds	$1,548	$337

See Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 2004 AND MAY 31 , 2003

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended May 31, 2004 (the third quarter of the Company’s 2003-2004 fiscal year) and May 31, 2003 (the third quarter of the Company’s 2002-2003 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended May 31, 2004 and May 31, 2003

The 2002 Farm Program that the Company operates under contains allotment / allocation provisions that may restrict the marketing of sugar produced by domestic processors. These Farm Program provisions also allow processors that have more sugar than allocations to sell that sugar without allocation to another processor that has more allocations than domestic sugar produced, and to then repurchase a similar amount of sugar with allocations for the marketing to customers. The Company engaged in $6.0 million of these sales and repurchases during the three months ended May 31, 2004. Because of the nature of how the dollars associated with these sales and repurchase activities have been recorded for financial statement purposes, these transactions have been excluded from current and comparative analysis to the prior periods. This accounting methodology is consistent with guidance given by SEC interpretations for sale/repurchase transactions. Also, costs associated with these transactions having an economic benefit for a future crop year are recorded as an asset to be amortized in the year of economic benefit.

Revenue, from the sale of sugar, co-products, yeast and finished goods inventory valuation changes, for the three months ended May 31, 2004 increased $4.6 million from the 2003 period, an increase of 9%. Revenue from the sale of finished goods increased $4.1 million and Change in Inventories increased $.5 million.

The 400,000 cwt of additional equivalent sugar held in standard liquor juice at the end of the second quarter was processed into sugar in its final form resulting in an additional $3.1 million of revenue in the third quarter ended 5-31-04. Had this inventory storage management technique not been used, the revenue for the three months ended 5-31-04 would have been $1.5 million greater than the period ended 5-31-03 vs. the $4.6 million actual revenue differential shown in the results.

Revenue from the sales of sugar increased $2.0 million, or 4.2%, reflecting an 8.6% increase in volume and a 4.3% decrease in the price for sugar.

Revenue from dried pulp and molasses sales increased $2.1 million or 72.4%, reflecting a 69.7% increase in sales volume and a ..7% decrease in the average gross selling price. The increase in sales volume was the result of a combination of additional production in the third quarter and a stronger demand for product from the marketplace.

Revenue from local sales of beet tailings and pressed pulp increased $.3 million resulting from a new marketing program for these products, which were either given away or sold for a nominal fee in prior years.

Revenues from yeast sales decreased $.2 million or 11.4% reflecting an 8.2% decrease in sales volume and a 3.2% decrease in sales the price of yeast.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended May 31, 2004 amounted to $.2 million or $.5 million more than the increase in the value of finished goods inventories for May 31, 2003

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $11.2 million, $.5 million or 3.9% less than the prior year. The decrease is mainly attributable to normal operations and expense accrual timings when comparing the three-month period ending May 31, 2003. Marketing costs totaled $6.7 million, $1.2 million or 22.1% more than the prior year period. The marketing costs increased due to the increased volume of dried pulp and molasses sales.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital totaled $27.8 million, $3.9 million or 16.5% more than the prior year. The increase in the Distribution of Net Proceeds was largely related to the additional standard liquor juice carried over from the second quarter. For fiscal year 2004 the Company is projecting a payment to growers for sugarbeets totaling $97.4 million, which is $3.6 million or 3.5% less than the prior fiscal year. The decrease in payments to members is due to the Company’s increase in production being more than offset by a greater decrease in the price it is receiving for that production.

Comparison of the nine months ended May 31, 2004 and May 31, 2003

The 2002 Farm Program that the Company operates under contains allotment / allocation provisions that may restrict the marketing of sugar produced by domestic processors. These Farm Program provisions also allow processors that have more sugar than allocations to sell that sugar without allocation to another processor that has more allocations than domestic sugar produced, and to then repurchase a similar amount of sugar with allocations for the marketing to customers. The Company engaged in $11.3 million of these sales and repurchases during the nine months ended May 31, 2004. Because of the nature of how the dollars associated with these sales and repurchase activities have been recorded for financial statement purposes, these transactions have been excluded from current and comparative analysis to the prior periods. This accounting methodology is consistent with guidance given by SEC interpretations for sale/repurchase transactions. Also, costs associated with these transactions having an economic benefit for a future crop year are recorded as an asset to be amortized in the year of the economic benefit.

Revenue, from the sale of sugar, co-products, yeast and finished goods inventory valuation changes, for the nine months ended May 31, 2004 increased $3.3 million from the 2003 period, an increase of 1.8%. Revenue from the sale of finished goods increased $8.4 million, while the change in the value of finished goods inventory decreased $5.1 million.

Revenue from the sales of sugar increased $5.4 million or 4.3%, reflecting a 6.3% increase in volume and a 2.0% decrease in the price for sugar.

Revenue from dried pulp and molasses sales increased $2.1 million or 16.7%, reflecting a 17.9% increase in sales volume and a 1.2% decrease in the average gross selling price. The increase in sales volume was the result of a combination of additional production through the third quarter and a stronger demand for product from the marketplace.

Revenue from local sales of beet tailings and pressed pulp increased $.9 million resulting from a new marketing program for these products, which were either given away or sold for a nominal fee in prior years.

Revenues from yeast sales from the Company’s subsidiary yeast production facility, Minn-Dak Yeast Company (“MDYC”) increased $0.2 million or 3.2%, reflecting a 7.0% increase in sales volume and 3.8% decrease in the average selling price. This increase in volume was anticipated by Sensient Sales and Service, the Company’s sales agent and minority equity partner in MDYC, in their FY 2004 marketing plan and results from added volume from existing customers.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2004 amounted to $34.8 million or $5.1 million less than the increase in the value of finished goods inventories for May 31, 2003.

In the consolidated statements of operations, Expenses section, Production costs of sugar, by-products and yeast sold increased $1.2 million or 2.9%. The increase is mainly attributable to normal operations and expense accrual timings when comparing the nine-month period ending May 31, 2003. Marketing costs totaled $21.4 million, $.7 million or 3.0% less than the prior year period.

In the section Distribution of Net Proceeds, payments to members for sugarbeets (net of unit retention capital and unprocessed sugarbeet inventory) increased $1.5 million or 1.7% from the prior period. For fiscal year 2004 the Company is projecting a payment to growers for sugarbeets totaling $97.4 million, which is $3.6 million or 3.5% less than the prior fiscal year. The decrease in payments to members is due to the Company’s increase in production being more than offset by a greater decrease in the price it is receiving for that production.

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

The Company’s members harvested 2.3 million tons of sugarbeets from the 2003 crop, the second largest crop ever delivered to the Company. Sugar content of the 2003 crop at harvest was 7% above the average of the five most recent years. Because of the record size and quality of the crop delivered, the Company’s production of sugar from the 2003 crop sugarbeets to set a new record for sugar produced.

Based upon marketing information developed by United Sugars Corporation, the Company currently estimates the average net selling price of the Company’s sugar will be less than that of the prior year because of the volume available for sale (domestic production & foreign imports) relative to the estimated domestic consumption.

The 2002 farm program contains marketing allocation provisions that each year could potentially restrict the company’s ability to market all the sugar it produces. However, for FY 2004 the Company obtained the allocations necessary for the marketing of the entire 2003 crop.

The Company’s initial beet payment estimate totaled $40.83 per ton or $.126063 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2004. On June 22, after a regularly scheduled board meeting, the board of directors announced following the review and approval of the updated 2003-crop business plan, the beet payment estimate for the 2003 crop will be increased to $43.00 per ton or $.132763 per harvested/bonus pound of sugar. This increase was primarily due to improved revenues over the original 2003-crop business plan resulting from an overall increase in both prices and volume.

ESTIMATED FISCAL YEAR 2005 INFORMATION

The Board of Directors announced that the 2004 crop planted acreage would be reduced 7.6% to an estimated 104,600 acres. This reduction was directly related to the Company’s estimate of available allocations to market the 2004 crop as permitted by the 2002 Farm Program. Sugar sales for non-human consumption uses and for export consumption do not require marketing allocations. This FY 2005 marketing plan assumes no major changes to the provisions of the sugar section of the 2002 Farm Program, and an average size sugarbeet crop.

Planting of the 2004 crop was essentially completed in the month of April. Cold, windy and dry conditions persisted from early April until late May. Those factors contributed to a replant of 10,700 (10%) of the crop. Some much needed, and in some cases, excessive moisture occurred the final ten days of May. June saw continued cool temperatures that have limited crop growth. As of mid June the crop is estimated to be two weeks behind the past two years in crop development. Insect and diseases have had minimal impact up to this point.

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

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank for calendar years 2004 and 2005 of $45.0 million, of which $1.0 million is currently available for a letter of credit. The seasonal line of credit was scheduled for renewal in May 2004 but at the request of the “Bank”, the existing loan was extended for 30 days and the renewal took place in June 2004.

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

As of May 31, 2004 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2004 totals $37.6 million compared to $17.8 million at August 31, 2003, an increase of $19.8 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The June 22 beet payment increase announcement will reduce working capital by $4.9 million.

The Company anticipates a working capital position of approximately $14.6 million at its August 31, 2004 fiscal year end.

The primary factor for the changes in the Company’s financial condition for the nine months ended May 31, 2004 was due to the seasonal needs of the 2003/2004 sugarbeet-processing season. The cash used to provide for operations of $16.1 million and for investing activities of $3.2 million was funded through cash flow financing activities, and a reduction in cash. The net cash provided through financing activities of $18.0 million was primarily provided through proceeds from the issuance of short-term debt of $22.9 million; offset by payment of long term debt of $4.5 million.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$29.5MM	$3.6MM	$14.4MM	$9.6MM	$1.9MM

Capital Lease Obligations	$21.9MM	$1.0MM	$5.5MM	$4.1MM	$11.3MM

Operating Leases	$.7MM	$.2MM	$.4MM	$.1MM	0

Unconditional Purchase Obligations	$0	$0	0	0	0

Other Long-Term Obligations	0	0	0	0	0

Total Contractual Cash Obligations	$52.1MM	$4.8MM	$20.3MM	$13.8MM	$13.2MM

Capital expenditures for the nine months ended May 31, 2004 totaled $3.0 million.

The steam dryer for pulp capital expenditure that was completed in August 2003, and which utilized $9.3 million of tax-exempt bonds as a financing tool, achieved the guaranteed production capacity during the nine months ended May 31, 2004.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
None

Item 2.   Changes in Securities
None

Item 3.   Defaults upon Senior Securities
None

Item 4.   Submission of Matters to a Vote of Security Holders
None

Item 5.   Other Information
None

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits

Item #31.1 Section 302 Certification of the President & Chief Executive Officer
Item #31.2     Section 302 Certification of the Executive Vice President & Chief Financial Officer
Item #31.3     Section 302 Certification of the Controller & Chief Accounting Officer
Item #32.1 Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the past nine months:

•	Filed on June 22, 2004: Minn-Dak Farmers Cooperative has announced that the board of directors, following the review and approval of the updated 2003-crop business plan, has determined that the beet payment estimate for the 2003 crop will be increased from $40.83 per ton to $43.00 per ton. This increase was primarily due to improved revenues over the original 2003 crop business plan, which resulted from an overall increase in both prices and volume.

•	Filed on March 9, 2004: On March 5th, 2004, Minn-Dak Farmers Cooperative’s Board of Directors modified the planting level for the 2004 crop to 143% of base acres plus a 2% measuring tolerance for a total planting of 145% of base acres. The Board had first established plantings for the 2004 crop at 155% of base acres plus 2% measuring tolerance in November 2003, the same planting level as the prior two crop years.

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

MINN-DAK FARMERS COOPERATIVE

(Registrant)

Date:	July 14, 2004	/s/ DAVID H. ROCHE

David H. Roche President and Chief Executive Officer

Date:	July 14, 2004	/s/ STEVEN M. CASPERS

Steven M. Caspers Executive Vice President and Chief Financial Officer