Form 10-K
period 2004-08-31
MINN DAK FARMERS COOPERATIVE
filed 2004-11-26
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X]    Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended
AUGUST 31, 2004
Or
[   ]    Transition Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

_________________

Commission File
No. 33-94644
_________________

MINN-DAK FARMERS COOPERATIVE
(Exact name of registrant as specified in its charter)

North Dakota	23-7222188
(State of incorporation)	(I.R.S. Employer Identification Number)
7525 Red River Road
Wahpeton, North Dakota 58075	(701) 642-8411
(Address of principal executive offices)	(Registrant’s telephone number)

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
YES _X_ NO___

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

        As of November 13, 2004, 488 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 2% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company’s available stock was traded at arm’s length during the fiscal year ended August 31, 2004. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and ranged in price from $2,500 to $2,900 per unit. The fourth quarter did not have any arms length transactions.

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

DOCUMENTS INCORPORATED BY REFERENCE

        None

PART I

ITEM 1.    BUSINESS

        Minn-Dak Farmers Cooperative (“Minn-Dak” or the “Company”) is a North Dakota agricultural cooperative that was formed in 1972 and has 488 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company’s offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company’s facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company, and United States Sugar Corporation. The Company’s beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company.

        Minn-Dak’s corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075, (telephone number (701) 642-8411). Its fiscal year ends August 31.

PRODUCTS AND PRODUCTION

        The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also markets certain co-products of the sugar it produces, such as beet molasses and beet pulp pellets. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company’s sugar production location. Minn-Dak Yeast Company, Inc. produces fresh baker’s yeast and provided revenues totaling approximately 4% of the Company’s gross revenues for the fiscal year ended August 31, 2004.

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

        Once the sugarbeets are harvested, rapid processing is important to maximize sugar extraction and minimize spoilage. Members transport their crop by truck to receiving stations designated by the Company. Beets are then stored in the Company’s factory yard and at outlying piling stations until processed. Under the Company’s “growers agreement” with its members, the Company furnishes all loading equipment at sugarbeet receiving stations and, after delivery of the beets to the Company, pays all freight and mileage charges for hauling the sugarbeets from the piling stations to the factory for processing.

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

RECENT CROPS

        The Company’s members expect to harvest 2.4 million tons of sugarbeets from the 2004 crop, the largest crop ever delivered to the Company. Sugar content of the 2004 crop at harvest was 6% below the average of the five most recent years because of crop growing conditions. The Company’s production of sugar from the 2004 crop sugarbeets is expected to be 5% higher than the average of the five most recent years of sugar production, but 5% less than the previous year. This forward-looking material is based on the Company’s expectations regarding the processing of the 2004 sugar beet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets. The Company’s initial beet payment estimate totals $35.02 per ton or $.123388 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2005. This projected payment is less than the final 2003 crop payment per ton/pound, as well as less than the original projected 2003 crop payment per ton/pound. The lower projected 2004 crop payment results from lower sugar production and sugar price versus the prior year, and increased operating and fixed costs per ton/pound.

        For a discussion of the 2003, 2002 and 2001 crops and results of operations for fiscal years 2004, 2003 and 2002, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”

MARKETING, CUSTOMERS AND PRICING

        Since January 1, 1994 United Sugars Corporation (“United Sugars”), a common marketing agency operating on a cooperative basis, has marketed the Company’s sugar. The Company owns United Sugars along with two other sugar-producing companies (American Crystal Sugar Company and United States Sugar Corporation) and exists to market sugar produced by the three member owners.

        As of this writing the Company has an ownership interest in United Sugars (year to date contributed capital) totaling $1.2 million, which represents approximately 12% of the total.

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

        Southern Minnesota Beet Sugar Cooperative officially terminated its membership in United Sugars Corporation as of August 31, 2004. The marketing or financial impact, if any, to United Sugars or to the Company of the departure of this member is not believed to be substantial.

        United Sugars sells industrial bulk sugar, industrial bagged sugar, and retail bagged sugar and specialty sugars. It distributes both cane sugar and beet sugar, and distributes sugar to customers over a large geographical area. United Sugars markets the Company’s sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars includes most of the large domestic industrial sugar users. The customer base also includes retail grocery and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2004, 95% of the Company’s sugar was shipped in bulk form, mostly to industrial users, and 5% in bagged powdered sugar.

        The prices at which United Sugars sells the Company’s sugar fluctuate periodically based on changes in domestic sugar supply and demand. Bulk sugar, the largest portion of the Company’s sales, is contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold mostly on a spot or quarterly basis. Current net selling prices for sugar are forecast to be lower than the prior two years because of: (1) record production of domestic sugar from domestic sugarbeets and sugar cane in 2003; and (2) the Federal Government’s establishment of the overall marketing allotment quantity, which is provided for in the 2002 Farm Bill, has been set too high in the last two years, resulting in excessive carryover inventories and excessive amounts of sugar available to the domestic sugar market place.

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

        For the year ended August 31, 2004, approximately 60% of Midwest Agri’s beet pulp production was exported to Japan, Korea, and Europe, and the remaining 40% was sold domestically. The market for beet pulp is affected by the availability and quality of competitive feedstuffs and by the strength of the U.S. dollar relative to local currencies in export markets. Dried beet pulp prices increased in FY 2004 due a combination of several factors including: reduced competition in Japan and Korea due to the reduction in production of sugar beets in China; the increasing strength of the European Euro against the U.S. dollar making U.S. exports more attractive; and drought conditions in Europe resulting in a reduction of local feedstuffs. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical companies, livestock feed mixers and livestock feeders. Beet molasses prices decreased in FY 2004 primarily due to increasing supplies of domestically produced molasses and the increasing supply of competitive commodities from the growing ethanol industry.

        Co-product sales accounted for approximately 10% of the Company’s total consolidated net sales revenues during FY 2004. This relationship is primarily a function of the average market prices for sugar, beet pulp, beet molasses and fresh yeast and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices of these products fluctuate independently of each other.

        The Company is an eighty percent (80%) equity owner of Minn-Dak Yeast Company, Inc. (“Minn-Dak Yeast”). Minn-Dak Yeast manufactures bagged and cream fresh baker’s yeast in a plant located adjacent to the Company’s sugar plant in Wahpeton, North Dakota. The Company started the yeast business in 1989 in order to add value to its co-product beet molasses. Beet molasses is the main ingredient (growth medium) in the fermentation process used to grow fresh baker’s yeast to commercial volumes. A portion of the Company’s beet molasses production is used in Minn-Dak Yeast’s process and is sold through a supply agreement between the two companies. Sensient Technologies Corporation, Milwaukee, Wisconsin, (“Sensient”) holds the remaining twenty percent (20%) equity stake. Minn-Dak Yeast Company, Inc. also has a long-term marketing agreement whereby Sensient will buy all production of yeast produced by Minn-Dak Yeast Company, Inc. in return for certain guaranteed sales volumes. That contract will expire in June 2007.

GROWERS’ AGREEMENTS

        The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 2004 through 2006 (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless the Company, prior to the automatic renewal, has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the two-year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow 1.35 acres of sugarbeets for sale to the Company. The Company’s Board of Directors has the discretion to adjust the acreage, which may be planted for each Unit of Preferred Stock held by the members. For the 2004 crop year the Company’s Board of Directors authorized members to plant 1.45 acres per unit. For the 2005 crop year, the Company’s Board of Directors has not yet authorized the number of acres per unit to be planted. The number of acres per unit that will be authorized for the 2005 crop will most likely be influenced by the result of the current farm bill sugar allocations. (For a discussion of the current farm bill sugar allocations, see Management’s Discussion on Government Programs and Regulations.)

        Under the terms of the Growers Agreement, each member receives payment for his or her sugarbeets based on a price per pound of extractable and bonus sugar. The price per pound of extractable and bonus sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members’ pounds of extractable and bonus sugar. Extractable pounds of sugar are obtained by the processing of beet samples taken from members’ sugarbeets during harvest. Bonus sugar is a premium for early delivery of sugarbeets during pre-harvest. Each member’s grower payment is obtained by multiplying that member’s total pounds of extractable and bonus sugar times the price per pound of extractable and bonus sugar as determined above.

        Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Cooperative’s Board of Directors and management, but will not exceed 65% of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70% of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80% of the estimated price per pound of extractable sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95% of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company’s fiscal year, ending on August 31, and is in an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company’s annual patronage net income, which is equal to the Company’s sales less all expenditures and member beet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members’ sugarbeets; such amounts are distributed in either cash payments or allocated in the form of patronage credits to the member’s patronage account on the books of the Company. Due to the late delivery of 2004 crop beets, initial payment for beets delivered after November 8, 2004 will be made in December 2004.

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

        During the fiscal year ended on August 31, 2004, the Company contributed approximately $93,000 to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities. $18,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $86,000 to the Sugar Association for their research activities and membership dues

        The Company also has established a sugarbeet seed committee, which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties that should be approved for use by the Company’s shareholders.

ENVIRONMENTAL MATTERS

        The Company is subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Currently, the Company is not aware of any areas of non-compliance.

        The Company has $2.1 million of environmental capital improvements budgeted for FY 2005.

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

MARKET AND COMPETITION

        Current U.S. Government statistics estimate total U.S. sugar deliveries for domestic food and beverage consumption at 181.6 million cwt. refined for the fiscal year beginning October 1, 2003 and ending September 30, 2004. For the same period ending in 2003, total deliveries were 175.1 million cwt. refined. Comparing the two years shows demand increased 3.7% for U.S. sugar sellers. After experiencing strong and steady growth during the 1990‘s, U.S. demand for sugar has been relatively flat since fiscal year 2000. While there is no clear explanation for the lack of demand in sugar consumption, it may have coincided with a decline in U.S. economic activity, suggesting that aggregate disposal income and sweetener consumption may be related. Other factors that could have contributed to the lack of demand include: (1) changes in dietary habits (such as the low carbohydrate high protein diets that have been popular with consumers); (2) the effect of sugars contained in imported products, which have increased significantly since 1995; and (3) increasing consumption of artificial sweeteners, most notably sucralose (trade name Splenda). Sugar in imported products has continued its growth and has displaced domestic deliveries in the process. According to USDA statistics, sugar in imported products grew 120,000 STRV, or 2.24 million cwt. refined, from FY 2002 to FY 2003 (ending September 30, 2003) for a growth rate of 14.3%. For the first nine months of FY 2004, USDA reports indicated that sugar in imported products is estimated to be 84,000 STRV, or 1.57 million cwt. refined, higher than the same period in FY 2003, indicating growth of 12.2%. The largest component of sugar in imported products is non-chocolate confectionary products. When compared on a calendar year basis, imports of non-chocolate confectionary consumption have grown from 10.7% in 1995 to 31.2% in 2003. Imports as a percentage of chocolate confectionary consumption have grown as well: from 5.9% in 1995 to 10.4% in 2003. Before 1998, imports as a percentage of all confectionary consumption were less than 10%; in 2003 USDA estimates this percentage at 20.2%.

        Given the size of the domestic market, the Company’s sugar production and sales represent approximately 3% of the total domestic market for refined sugar in 2004. United Sugars, which sells the Company’s production through a sugar marketing pool, represents approximately 32% share of the U.S. sugar market.

        The U.S. refined sugar market has grown over the past twenty years, despite the enormous amount of demand lost to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame and sucralose have also been developed to substitute for sugar. The substitution of corn sweeteners for sugar not only reduced demand for sugar in the United States, but also resulted in a high degree of sugar industry consolidation. For example, in 1978 there were 28 sugar producers and sellers in the U.S. market. Today there are seven sugar sellers, with 85% of U.S. sugar market share concentrated in the top four sellers, most of which are fully integrated beet and cane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, Domino, Amalgamated Sugar Company and California and Hawaii Sugar Company. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

GOVERNMENT PROGRAMS AND REGULATION

        Domestic sugar prices are supported under a program administered by the United States Department of Agriculture (“USDA”). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996 and now The Farm Security and Rural Investment Act of 2002 (the “Farm Bill”), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The U.S. currently imports approximately 16% of its domestic needs. The Farm Bill maintains the basic 18-cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 2002 through 2007. Price support loans are made on a non-recourse basis, which means the sugar processor is able to forfeit sugar to CCC if sugar prices the Company receives in the marketplace are below the loan rate.

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

        Each domestic processor of sugar, which includes the Company, is provided an allocation whenever allotments are in effect, based upon a formula. The Company believes that the amount of allocation it can expect to receive from the Secretary in each year of the Farm Bill may not be sufficient to allow it to sell all of its production of sugar in the domestic market for human consumption. Any amount of sugar produced by the Company within an allotment year that does not have a corresponding allocation will have to be marketed into alternative markets or held until such time that allotments are lifted or additional allocations become available. The Company anticipates that it may well have to adjust its production of sugar each year to more closely match its anticipated allocation. Such is the case with the production of sugar from the 2004 crop when planted acres of sugarbeets by grower-members were reduced 7.5%. To the extent that the Company has to market any over-allocation sugar into alternative markets, or reduce production to more closely match its anticipated allocation, it is not expected that those decisions would have a material adverse effect on the operations of the Company.

        Under the General Agreement on Tariffs and Trade Act of 1990 (“GATT”), tariff rate quotas were implemented for certain sugar producing countries, that provided for a fixed quantity of sugar imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 16.21 cents per pound of refined sugar prior to shipment (to date, very little sugar has been imported under this higher tariff level). Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the GATT the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

        The World Trade Organization (WTO) met in November, 2001 in Doha, Qatar where members launched new multilateral trade negotiations aimed at improving market access, reducing and eventually phasing out all forms of export subsidies and substantial reductions in trade-distorting domestic support. Any agreements reached during the Doha Round could present a threat to the domestic sugar industry because sugar is one of the most highly protected sectors within world agricultural trade and is thus a target for reform.

        The 147 members of the WTO reached an agreement July 31, 2004, on a framework for the final phase of the Doha Development Agenda of global trade talks. The original deadline to complete talks by January 1, 2005, has been postponed, and the next WTO Ministerial Conference will be held in Hong Kong in December 2005, at which point the talks could near their conclusion. The effect of any final WTO agreement on United States farm programs and the sugar program in particular will depend largely on the details of the agreement, which have not yet been negotiated.

        The Company believes the North American Free Trade Agreement (“NAFTA”) currently presents a serious public policy challenge to itself and the domestic sugar industry. Under the terms of the original NAFTA text, Mexico would have been allowed to ship any excess production of sugar into the United States if Mexico were to achieve net surplus producer status two years in a row. Concerned that Mexico’s productive capabilities and possible conversion to the use of high fructose corn sweeteners could quickly change Mexico from a net sugar importer to a net sugar exporter, the U.S. sugar industry insisted that NAFTA be changed to delay Mexico’s access to the U.S. market. To embody these changes, a side agreement on sugar was reached prior to passage of NAFTA to give Mexico incrementally larger but capped volumes of duty-free access, and an ability to send additional quantities if it were to pay a gradually descending second tier tariff. The side agreement establishes a common market between the United States and Mexico in sugar by 2008. The side agreement has been contested by Mexico as invalid, contending that the side agreement was not signed by Mexico. To date, the United States has contended that the side agreement is valid and has dealt with sugar imports from Mexico accordingly. The two countries continue to negotiate over this issue and the Company cannot predict the outcome of those negotiations. However, should Mexico prevail on this issue with the United States, the Company believes that imports from Mexico could increase dramatically and therefore have a material adverse affect on the domestic price of sugar.

        The Company is concerned that low world sugar prices and a trade conflict between the U.S. and Mexico over high fructose corn sweeteners could permit de facto acceleration of the side agreement under NAFTA. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 6.04 cents in 2004 but decline by approximately 1.5 cents per year until reaching zero in 2008. The Company believes that current low world raw sugar prices make it feasible for Mexican second tier sugar to enter the United States marketplace. In contrast to Mexico’s duty free access to the United States sugar market, which is at 250,000 metric tons per year, NAFTA contains no restrictions on second tier imports. To date Mexico has exported very little second-tier tariff sugar to the U.S. because their sugar marketplace is in balance between supply and demand. This balance was created when the Mexican government imposed a 20% “soda” tax on all beverages that contain high fructose corn syrup. The tax was imposed in response to the NAFTA side agreement issue between the U.S. and Mexico, and is meant to reduce the amount of high fructose corn syrup imports to Mexico. The move has been successful in reducing the amount of high fructose imports from the U.S., and as a side benefit has created a demand for excess domestic sugar in Mexico. Mexico is expected to remain a net importer in 2004/05.

        Under the current terms of NAFTA and the side agreement, the Company is concerned that imports from Mexico could oversupply the U.S. market forcing sugar prices significantly lower. Any fluctuation in the price of sugar has a direct impact on any sugarbeet payments that are made to members. The Company, along with the domestic sugar industry, is seeking improvements to NAFTA. If the sugar industry is unsuccessful in these or any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

        The Company also believes, that should the U.S. Congress approve certain proposed regional or bi-lateral trade agreements that have been negotiated (such as the Central America Free Trade Agreement [CAFTA]) or are currently being negotiated with several countries, that those trade agreements also will present a serious public policy challenge to itself and the domestic sugar industry. Should CAFTA and other proposed regional or bi-lateral trade agreements be approved by Congress with sugar access provisions similar to the access provisions encompassed in CAFTA, the Company believes that there could be adverse financial consequences to itself and its members.

        The Farm Bill provides price support provisions for sugar. However, if the price support program including the Tariff Rate Quota system described above, were eliminated in its entirety, or if the effectiveness that the United States’ price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company’s continued viability and the desirability of grower sugarbeets for delivery to the Company.

EMPLOYEES

        As of October 30, 2004, the Company had 284 full-time employees, of whom 248 were hourly and 36 were salaried. It also employs approximately 327 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In August 2000 the Company concluded the negotiations for a collective bargaining agreement with the American Federation of Grain Millers (AFL-CIO) union for its factory employee group. The written contract is in effect from June 1, 2000 through May 31st of the year 2005. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health, dental and vision insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

ITEM 2.    PROPERTIES

        The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley area of Minnesota-North Dakota. The Company owns the factory, receiving sites, and the land on which they are located.

        The properties are adequate to process normal and above normal crop sizes, and for the last three years have averaged a slice rate of 9,250 tons per day. The processing factory is anticipating processing the 2004 crop, which, while having record tons delivered, is expected to produce the third largest amount of sugar. Unusually high levels of rainfall from September through October caused significant tonnage increases, but the sugar content of harvested beets under these conditions is less concentrated at harvest than in sugarbeets encountering normal precipitation patterns. If the Company encounters normal weather patterns, which will in turn provide normal beet storage conditions, then it does not anticipate having difficulty in processing the 2004 crop.

        Minn-Dak Yeast Company, Inc, of which the Company is an 80% owner, operates a single yeast manufacturing factory at Wahpeton, North Dakota. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 2004, fresh yeast was produced and sold into the domestic yeast marketplace.

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

PART II

ITEM 5.    MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 2% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company’s available stock was traded at arm’s length during the fiscal year ended August 31, 2004. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and ranged in price from $2,500 to $2,900 per unit. The fourth quarter did not have any arms length transactions.

ITEM 6.    SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the last five fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this report.

	Fiscal Year Ended August 31,
	2004	2003	2002		2001		2000
FINANCIAL DATA (in Thousands)
Revenues	$198,941	$193,817	$158,003		$177,899		$170,151
Distribution of net proceeds (1)	107,909	109,663	84,224		94,620		86,604
Total assets	168,563	171,254	171,573		161,737		173,001
Long-term debt, including current
maturities	50,215	55,920	61,580		53,205		58,193
Members’ investment (2)	82,150	81,647	76,912		76,203		75,336
Property and equipment additions,
net of retirements	5,487	9,148	4,582		914		2,404
Working capital	14,578	17,798	11,647		11,974		12,234

RATIOS
Ratio of long-term debt to equity (3)	.56	.63	.74		.64		.72
Ratio of net proceeds to fixed charges (4)	37.99	32.01	23.48		20.25		17.68
Current ratio	1.39	1.50	1.34		1.35		1.30

PRODUCTION DATA (5)
Acres harvested	112,849	112,346	92,395		94,856		102,078
PIK acres	0	0	9,881		8,620		0
Tons of sugarbeets purchased	2,264,154	2,383,936	1,666,663		2,062,162		2,201,776
Tons purchased per acre harvested	20.06	21.22	18.04		21.74		21.57
Payment to members per ton of
sugarbeets delivered, plus allocated
patronage and unit retains (6)	$47.35	$44.33	$46.17		$42.34		$39.19

Sugar (cwts):
Produced	6,424,346	6,112,522	5,076,252	*	6,310,374	*	5,739,893
Sold (includes purchased sugar)	6,602,252	5,580,872	5,192,482		6,757,402		5,220,321

Beet pulp pellets (tons):
Produced	112,483	99,733	78,408		97,731		97,541
Sold	110,424	98,911	85,209		89,282		96,452

Beet molasses (tons):
Produced	104,883	100,585	72,123		92,333		87,417
Sold	92,852	86,616	75,090		91,218		91,829
Used for yeast production	20,095	19,270	15,164		17,123		17,745

Yeast (pounds, in thousands):
Produced	29,253	28,458	22,254		25,582		26,062
Sold	29,436	28,394	22,327		25,421		26,034
* Includes PIK sugar

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

(5)    Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2004, relates to the 2003 crop).

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

External Risk Factors That May Affect the Company.

•	Regulatory: The Company’s ability to become more efficient through growth can be adversely affected by the amount of product it is allowed to market in the United States.
•	Imports and Quota Circumvention: To the extent that sugar imports and quota circumvention cause the supply to increase in the United States, available markets and pricing could be adversely affected. See management discussion on Government Programs and Regulations.
•	Weather: Weather conditions affect the Company’s operations. Weather impacts the size and quality of the crop, which impacts the Company’s ability to lessen per unit fixed costs. Weather impacts the storage conditions, which in turn, may cause a decreased sugar yield from sugarbeets as a result of poor storage conditions.
•	Raw Material Costs: The costs of raw materials may adversely impact the final net return to the growers.
•	During the year ended August 31, 2003, the Company hired external consultants to study the Company’s insurance coverage adequacy. As a result of this study, the Company has made material increases in certain segments of its business insurance coverage. The Company does not consider the resulting increased business insurance costs to be material to its overall profitability.
•	FASB has issued Statement 150 regarding the treatment of equity. The Company and its auditors have both determined the Company’s allocated patronage and unit retains meet the standards to remain classified as equity. If the Company were to be required to treat allocated patronage and unit retains as liabilities, the debt equity ratio would go from .56:1 to .80:1, which is the bank’s maximum ratio allowed under the agreement’s covenants.

LIQUIDITY AND CAPITAL RESOURCES

        Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $45.0 million, and successfully completed its annual renewal of this financing arrangement in June 2004 covering a one-year period ending May 31, 2005. The Company anticipates using the USDA Sugar Loan Provisions contained in the 2002 Farm Bill to provide an additional source of seasonal financing for the 2004 and future crops. The Company has available $1 million of its $45 million seasonal line of credit for a Letter of Credit if necessary. In October, 2004, the Company, along with other beet sugar processors, won a lawsuit against the United States Department of Agriculture (USDA) which will result in USDA lending costs to be reduced by 100 basis points for all future borrowings under the 2002 Farm Bill. However the USDA has not fully utilized all of its legal challenges in this lawsuit, so the Company does not know if it will ultimately be successful in the lawsuit.

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

        As of August 31, 2004 the Company was in compliance with its loan agreement covenants with the Bank.

        Working capital decreased $3.2 million for fiscal year 2004. The Company acquired $1.3 million of long term sugar contracts to assist it’s allocation needs, improved its piler facilities by $1.2 million and delayed the need for debt restructuring which had an $.8 million impact on working capital. As of August 31, 2004, the Company achieved its targeted working capital position.

        The company has protected itself from interest rate fluctuations through a strategy of using tax-exempt bond financing and a term debt portfolio that fixes rates and maturities into the future on set amounts of debt. The current term debt portfolio is expected to provide the company stable term debt interest rates over the next four years at approximately 150 basis points over current market rates for similar maturities. An increase or decrease in the interest rate market of 100 basis points is expected to have little or no additional impact on the profitability of the Company as a result of its interest rate strategy. Capital expenditures for fiscal year 2002 were $4.8 million, fiscal year 2003 were $9.4 million and Fiscal year 2004 were $6.0 million. Capital expenditures for fiscal year 2005 are currently estimated at $5.2 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$28.3MM	$3.6MM	$14.4MM	$10.3MM	0
Capital lease obligations	$21.9MM	$1.0MM	$5.5MM	$4.1MM	$11.3MM
Operating leases	$3.1MM	$.9MM	$1.9MM	$.3MM	0
Unconditional purchase obligations	0	0	0	0	0
Other long-term Obligations	0	0	0	0	0
Total contractual cash Obligations	$53.3MM	$5.5MM	$21.8MM	$14.7MM	$11.3MM

        As of August 31, 2004, $2.5 million of the restricted bond investments remained for future solid waste capital expenditure projects.

        The Bond Proceeds of $14.0 million were required to be sold in a single transaction. The proceeds from these bonds are held in trust until the funds are spent on approved projects. The bond transaction and restricted bond investments associated with the transaction are subject to arbitrage compliance rules for solid waste tax-exempt bond projects.

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

COMPARISON OF THE YEARS ENDED AUGUST 31, 2004 AND 2003

        Revenue for the year ended August 31, 2004 increased 3% or $5.1 million from 2003. Revenue from total sugar sales increased $10.6 million or 6% reflecting an 8% increase in cwt. sold, and a 2% decrease in the average selling price per cwt. Revenue from co-products, excluding the newly developed local wet/pressed pulp feed initiative, increased 20%, reflecting an increase of 21% in volume, offset by a 1% decrease in the average selling price per ton. The increase in volume of sugar and co-products sold is directly attributable to the high quality 2003 crop of beets delivered by shareholder-growers and the steam pulp dryer addition to the plant operations.

        Revenues from yeast sales remained relatively unchanged reflecting an increase in volume of 3.7%, and a decrease in price of 4.1%.

        The value of finished product inventories in fiscal year 2004 decreased $4.7 million, from fiscal year 2003, a result of lower sugar and molasses inventories at fiscal year end.

        Cost of products sold, exclusive of grower payments for sugarbeets, increased $2.9 million or 5.7%. Of the $2.9 million increase, $2.7 million of the increase resulted from the Minn-Dak Farmers Cooperative (“MDFC”) operation and $0.2 million from the Minn-Dak Yeast operation. Of the $2.7 million increase in the MDFC operation, $1.5 million was due to fixed costs such as employee benefits (health insurance & pension) and depreciation; The balance of cost increases, or $1.2 million, resulted from higher factory maintenance costs and beet trucking and beet handling costs, offset somewhat by lower operating costs, mostly resulting from fewer tons of beets sliced. The cost per cwt. of sugar produced only increased 1%, primarily due to the high sugar content and quality of the beet delivered by shareholders. The cost per ton of beets sliced increased 10% due to the higher costs discussed above.

        Sales and Distribution costs increased $1.1 million or 4%. Increases are mainly the result of an 8% and 21% increase in the volume of sugar and co-products sold, respectively, for the year. General and Administrative expenses increased $0.3 million or 6%. Employee salaries and wages, association dues and profession fees were the primary reasons for the increase. Interest expense decreased $0.4 million or 12% due to reduced rates of interest and lower levels of debt.

        Other business income decreased $3.0 million in fiscal year 2004. The decrease resulted primarily from the fiscal year 2003 gain (net of tax) on the sale of the Cooperative’s 5% ownership interest in ProGold, LLC, located in Wahpeton, North Dakota vs. no comparable activity in fiscal year 2004.

        Net payments to members for sugarbeets delivered by the shareholder-growers, increased by $1.2 million, or 1% in fiscal year 2004 and totaled $102.1 million. As of August 31, 2004, the Board of Directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $4.5 million to shareholders of record, compared to $4.0 million in the prior year. The payment of $4.5 million will leave approximately 7.9 years of prior years’ patronage and per unit retains still outstanding. In addition, the Board of Directors authorized the payment of $800,000 of crop year 2003 qualified patronage dividends to shareholders of record.

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

ESTIMATED FISCAL YEAR 2005 INFORMATION

        The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members’ sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugarbeets are based upon the Company’s then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2004 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2004 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugarbeet crop are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

        The Company’s members expect to harvest 2.4 million tons of sugarbeets from the 2004 crop, the largest tonnage crop ever delivered to the Company. Sugar content of the 2004 crop at harvest was 6% below the average of the five most recent years and lower than any individual year. The Company is projecting the sugar production from the 2004 crop to be the third largest in company history. Unusually high levels of rainfall from September through October caused significant tonnage increases, but the sugar content of harvested beets under these conditions is less concentrated at harvest than in sugarbeets encountering normal precipitation patterns. This forward-looking material is based on the Company’s expectations regarding the processing of the 2004 sugar beet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets. The Company’s initial beet payment estimate totals $35.02 per ton or $.123388 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2005. This projected payment per pound is 11% less than the final 2003 crop payment per ton/pound, but 2% less than the original projected 2003 crop payment per ton/pound. The lower projected 2004 crop payment results from what management believes is a consistent approach to forecasting sugar production and sugar production costs from a commodity, while harvested, is still at risk for adverse storage conditions.

        From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company’s operating and fixed costs. Revenues for the crop year 2004 are expected to be 6% below the 2003 crop year due to reduced sugar production and prices. The deduction of operating costs results in an estimated 2004 crop gross payment to growers for sugarbeets of $84.0 million which is less than that of the 2003 crop year of $102.1 million. The 2004 crop beet payment decrease results from more harvested tons, lower sugar per ton, higher operating costs and a lower sugar price.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s long-term debt interest costs are stabilized through the use of multi-year interest rate locks on various amounts and terms through its primary lender Co-Bank. This strategy allows the Company to project future interest costs and cash flows with a reasonable degree of accuracy.

        The Company’s short-term debt will vary from year to year based on the short-term interest rate market. Average short-term debt borrowing levels have been $25.0 million for 2004, $27.1 million for 2003 and $23.6 million for 2002. Because each year’s short-term debt is closely associated with a crop year, the interest fluctuations will have a direct impact on the final grower beet payment.

        In October, 2004, the Company, along with other beet sugar processors, won a lawsuit against the United States Department of Agriculture (USDA) which will result in USDA lending costs to be reduced by 100 basis points for all future borrowings under the 2002 Farm Bill. However the USDA has not fully utilized all of its legal challenges in this lawsuit, so the Company does not know if it will ultimately be successful in the lawsuit.

        The Company will from time to time have a purchase obligation in foreign currency as a result of capital improvement projects.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

The Audit Committee
Minn Dak Farmers Cooperative

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2004, 2003, and 2002, and the related consolidated statements of operations, change in members’ investments and cash flows for the years then ended. These financial statements are the responsibility of the cooperative’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2004, 2003, and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly, LLP

Fargo, North Dakota
September 29, 2004

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2004, 2003, AND 2002

	2004	2003	2002

ASSETS

CURRENT ASSETS
Cash	$270,482	$1,584,008	$756,619

Receivables
Trade accounts	16,661,588	14,979,126	13,069,048
Growers	3,958,717	4,287,050	4,157,019
Income tax	523,938	—	11,089
Other	107,689	6,158	19,126

	21,251,932	19,272,334	17,256,282

Advances to affiliates – Midwest Agri-Commodities
Co. and United Sugars Corporation	—	41,914	134,940

Inventories
Refined sugar, pulp and molasses
to be sold on a pooled basis	19,337,988	24,048,166	19,071,596
Nonmember refined sugar	3,930	4,228	56,375
Yeast	93,516	125,995	125,108
Materials and supplies	6,625,424	6,188,047	5,796,190

	26,060,858	30,366,436	25,049,269

Deferred charges	1,252,038	1,192,948	1,284,792

Prepaid expenses	2,332,936	232,451	351,866

Current deferred income tax asset	502,000	507,000	926,000

Total current assets	51,670,246	53,197,091	45,759,768

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	22,768,791	22,076,854	21,734,422
Buildings	37,114,568	36,199,579	36,086,826
Factory equipment	127,715,324	116,155,207	114,062,256
Other equipment	3,468,307	3,463,745	3,310,981
Construction in progress	1,095,974	8,780,695	2,333,477

	192,162,964	186,676,080	177,527,962
Less accumulated depreciation	89,882,430	83,020,262	76,510,304

	102,280,534	103,655,818	101,017,658

OTHER ASSETS
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	10,073,518	9,889,861	12,574,385
Investment restricted for capital lease projects	2,472,142	3,400,649	11,063,169
Other	2,066,118	1,110,870	1,169,376

	14,611,778	14,401,380	24,806,930

	$168,562,558	$171,254,289	$171,584,356

See Notes to Consolidated Financial Statements.

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2004, 2003, AND 2002

	2004	2003	2002

LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$10,145,000	$7,250,000	$11,795,000

Current portion of long-term debt	3,600,000	3,600,000	3,600,000
Current portion of capital lease	960,000	905,000	860,000

	4,560,000	4,505,000	4,460,000

Accounts payable
Trade	3,542,222	4,667,618	4,807,878
Growers	14,904,425	14,126,175	10,167,008

	18,446,647	18,793,793	14,974,886

Payable to affiliates – Midwest Agri-Commodities
Co. and United Sugars Corporation	259,466	—	—

Accrued liabilities	3,681,285	4,849,872	2,882,387

Total current liabilities	37,092,398	35,398,665	34,112,273

LONG-TERM DEBT, NET OF CURRENT PORTION	24,700,000	29,500,000	34,300,000

OBLIGATION UNDER CAPITAL LEASE	20,955,000	21,915,000	22,820,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	1,242,000	783,000	1,400,000

OTHER	612,471	410,228	551,364

COMMITMENTS AND CONTINGENCIES (NOTE 11)	—	—	—

Total liabilities	84,601,869	88,006,893	93,183,637

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,810,234	1,600,776	1,488,645

MEMBERS’ INVESTMENT
Preferred stock
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B – 100,000 shares authorized $75 par value;
72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200

	18,483,200	18,483,200	18,483,200

Common stock, 600 shares authorized, $250 par value;
488 shares issued and outstanding	122,000	122,000	122,000
Paid in capital in excess of par	32,094,407	32,094,407	32,094,407
Unit retention capital	3,048,825	4,959,289	5,867,806
Qualified allocated patronage	1,638,011	2,296,749	2,910,983
Nonqualified allocated patronage	20,510,179	18,140,978	15,857,824
Retained earnings	6,253,833	5,549,997	1,575,854

	82,150,455	81,646,620	76,912,074

	$168,562,558	$171,254,289	$171,584,356

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

	2004	2003	2002

REVENUE
From sales of sugar, sugar co-products,
and yeast, net of discounts	$198,941,297	$193,816,618	$158,003,073

EXPENSES
Production costs of sugar,
co-products, and yeast sold	52,607,125	49,755,879	41,621,710
Sales and distribution costs	29,952,185	28,882,482	23,925,985
General and administrative	6,080,928	5,743,940	5,347,366
Interest	2,919,624	3,326,163	3,741,758

	91,559,862	87,708,464	74,636,819

OTHER INCOME (EXPENSE)	528,030	3,554,852	858,183

NET PROCEEDS RESULTING FROM
MEMBER AND NON-MEMBER BUSINESS	$107,909,465	$109,663,006	$84,224,437

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from
non-member business	$703,836	$3,974,143	$432,893
Patronage income	5,128,308	4,767,872	3,611,367

Net income credited to
member’s investment	5,832,144	8,742,015	4,044,260

Payments to members for sugarbeets,
net of unit retention capital	102,077,321	100,920,991	73,340,895
Payments to members for PIK certificates	—	—	6,839,282

Total payments to members	102,077,321	100,920,991	80,180,177

NET PROCEEDS RESULTING FROM
MEMBER AND NONMEMBER BUSINESS	$107,909,465	$109,663,006	$84,224,437

See Notes to Consolidated Financial Statements.

MINN DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENTS
YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

	Preferred Stock	Common Stock	Paid in Capital in Excess of Par Value	Unit Retention Capital	Qualified Allocated Patronage	Non-Qualified Allocated Patronage	Retained Earnings (Deficit)	Total

BALANCE, AUGUST 31, 2001	$18,483,200	$124,250	$32,094,407	$6,476,360	$3,415,570	$14,466,641	$1,142,961	$76,203,389
Stock
Sales – common (7 shares)		1,750						1,750
Repurchases – common (16 shares)		(4,000)						(4,000)
Revolvement of unit retention capital				(608,554)				(608,554)
Revolvement of prior
years’ allocated patronage					(504,587)	(2,220,184)		(2,724,771)
Net income for the
year ended August 31, 2002						3,611,367	432,893	4,044,260

BALANCE, AUGUST 31, 2002	18,483,200	122,000	32,094,407	5,867,806	2,910,983	15,857,824	1,575,854	76,912,074
Stock
Sales – common (11 shares)		2,750						2,750
Repurchases – common (11 shares)		(2,750)						(2,750)
Revolvement of unit retention capital				(908,517)				(908,517)
Revolvement of prior
years’ allocated patronage					(614,234)	(2,484,718)		(3,098,952)
Net income for the
year ended August 31, 2003						4,767,872	3,974,143	8,742,015

BALANCE, AUGUST 31, 2003	18,483,200	122,000	32,094,407	4,959,289	2,296,749	18,140,978	5,549,997	81,646,620
Stock
Sales – common (12 shares)		3,000						3,000
Repurchases – common (12 shares)		(3,000)						(3,000)
Revolvement of unit retention capital				(1,910,464)				(1,910,464)
Revolvement of prior
years’ allocated patronage					(658,738)	(1,959,107)		(2,617,845)
Net income for the
year ended August 31, 2004					800,000	4,328,308	703,836	5,832,144
Qualified dividends currently payable					(800,000)			(800,000)

BALANCE, AUGUST 31, 2004	$18,483,200	$122,000	$32,094,407	$3,048,825	$1,638,011	$20,510,179	$6,253,833	$82,150,455

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

	2004	2003	2002

OPERATING ACTIVITIES
Income allocated to members’ investment	$5,832,144	$8,742,015	$4,044,260
Add (deduct) noncash items
Depreciation and amortization	7,657,731	7,095,441	6,903,856
Equipment disposals – loss (gain)	(53,766)	66,922	35,125
(Gain) loss on sale of investments	—	(5,930,876)	67,000
Net (income) loss allocated from
unconsolidated marketing subsidiaries	164,171	(569,953)	(259,722)
Noncash portion of patronage capital credits	(755,523)	(852,014)	(1,304,070)
Deferred income taxes	464,000	(198,000)	890,000
(Increase) decrease in cash surrender
of officer life insurance	(13,131)	(34,774)	68,181
Minority interest	209,458	212,131	225,063
Changes in operating assets and liabilities:
Accounts receivable and advances	(1,154,281)	(1,934,115)	2,099,437
Inventory and prepaid expenses	2,205,094	(5,197,752)	(451,840)
Deferred charges and other	(1,043,006)	142,316	(212,353)
Accounts payable, accrued
liabilities, and other liabilities	(1,837,428)	5,656,345	(1,304,617)

NET CASH FROM OPERATING ACTIVITIES	11,675,463	7,197,686	10,800,320

INVESTING ACTIVITIES
Investments restricted for capital lease projects	928,507	7,662,520	(11,063,169)
Proceeds from disposition of
property, plant and equipment	175,000	8,500	3,638
Capital expenditures	(6,036,406)	(9,429,070)	(4,812,657)
Proceeds from sale of investments	—	10,300,000	—
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives		(448,753)	—
Capital adjustment of marketing subsidiary	37,667	—	—
Net proceeds from patronage
refunds and equity revolvements	370,028	186,120	106,189

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(4,525,204)	8,279,317	(15,765,999)

FINANCING ACTIVITIES
Sale and repurchase of common stock, net	—	—	(2,250)
Net proceeds from issuance of short-term debt	2,895,000	(4,545,000)	830,000
Proceeds from bond issuance	—	—	14,000,000
Dividends paid to minority shareholder	—	(100,000)	—
Payment of financing fees	(325,476)	(337,145)	(605,756)
Payment of long-term debt	(5,705,000)	(5,660,000)	(5,625,417)
Payment of unit retains and allocated patronage	(5,328,309)	(4,007,469)	(3,333,325)

NET CASH (USED FOR) FROM FINANCING ACTIVITIES	(8,463,785)	(14,649,614)	5,263,252

NET CHANGE IN CASH	(1,313,526)	827,389	297,573
CASH, BEGINNING OF YEAR	1,584,008	756,619	459,046

CASH, END OF YEAR	$270,482	$1,584,008	$756,619

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash payments for
Interest	$2,878,314	$3,708,790	$3,748,816

Income taxes	$1,711,643	$1,876,008	$(57,856)

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

Indirect costs capitalized were $67,824, $336,990, and $106,781 for the years ended August 31, 2004, 2003, and 2002. There was no construction-period interest capitalized for the year ended August 31, 2004 and $61,200, and $9,200 for the years ended August 31, 2003, and 2002 respectively.

Equity Value Investments

The investments in United Sugars Corporation and Midwest Agri-Commodities Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative’s share of the undistributed earnings or losses.

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

Revenue Recognition

Revenue from the sale of sugar, agri-products and seed is recorded when the product is shipped to the customer.

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

Reclassifications

Certain amounts have been reclassified in the 2003 and 2002 financial statements to conform to the 2004 presentation. The reclassifications have no effect on the results of operations.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement 150 regarding Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement is not expected to have a material impact on the financial statements.

NOTE 2 — INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

	2004	2003	2002

United Sugars Corporation	$1,234,411	$1,611,590	$820,813
Midwest Agri-Commodities	45,904	81,762	67,675
ProGold, LLC	—	—	4,137,381
CoBank	4,298,150	3,986,021	3,591,637
Dakota Valley Electric Cooperative	4,444,871	4,161,196	3,891,994
Other	50,145	49,292	64,885

	$10,073,481	$9,889,861	$12,574,385

NOTE 3 — SHORT-TERM DEBT

Information regarding short-term debt for the years ended August 31, is as follows:

	2004	2003	2002

Seasonal loan with CoBank,
due June 30, 2005, interest
variable, currently at 2.91%	$10,145,000	$7,250,000	$11,795,000

The cooperative has a $45,000,000 seasonal line of credit with CoBank. The line is secured with a first lien on substantially all property and equipment and current assets of Minn-Dak. The cooperative also utilizes the USDA Sugar Loan Provisions to provide an additional source of seasonal financing.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, is as follows:

	2004	2003	2002

Maximum borrowings	$48,013,000	$55,299,422	$45,350,000

Average borrowing levels	$25,027,077	$27,142,339	$23,559,231

Average interest rates	2.40%	2.56%	2.97%

NOTE 4 — LONG-TERM DEBT

Information regarding long-term debt at August 31 is as follows:

	2004	2003	2002

Term loan with CoBank, due in varying
principal repayments through
November 20, 2010, interest rate variable,
currently at 2.96%, with a first lien on
substantially all property and equipment
and current assets of Minn-Dak located in
Wahpeton, North Dakota	$28,300,000	$33,100,000	$37,900,000

Less current maturities	(3,600,000)	(3,600,000)	(3,600,000)

	$24,700,000	$29,500,000	$34,300,000

Minn-Dak has complied with the terms of its loan agreement for the years ended August 31, 2004, 2003, and 2002.

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

Interest expense totaled $2,919,624, $3,326,163, and $3,741,759 for 2004, 2003 and 2002, respectively.

Principal amounts due on all the cooperative’s long-term debt are as follows:

Years ending August 31,
2005	$3,600,000
2006	4,800,000
2007	4,800,000
2008	4,800,000
2009	4,800,000
Thereafter	5,500,000

$28,300,000

NOTE 5 — OBLIGATIONS UNDER CAPITAL LEASE

The cooperative has a capital lease with Richland County, North Dakota for equipment relating to solid waste disposal. The county has financed the leased assets with a bond issue and accordingly has structured the cooperative’s lease payments to correspond with the bond issue’s interest and principal requirements. The Company has letter of credit arrangements with a bank that provide security for obligations under capital lease totaling approximately $22,579,000 at August 31, 2004. There were no outstanding advances under these letter of credit arrangements at August 31, 2004. Details relative to the cooperatives obligations under the lease agreement are as follows:

	2004
Payee	Interest Rate	Final Maturity	Current Portion	Total	2003 Total	2002 Total

Richland County,
North Dakota	1.64%	1/11	$1,079,310	$8,375,239	$9,219,080	$10,428,880

Richland County,
North Dakota	1.54%	1/19	215,600	15,966,144	16,230,625	16,412,911

Less amount representing interest			334,910	2,426,383	2,629,705	3,161,791

			$960,000	$21,915,000	$22,820,000	$23,680,000

Minimum future principal payments required on the obligations under capital lease are as follows:

Years ending August 31,
2005	$960,000
2006	1,725,000
2007	1,815,000
2008	1,915,000
2009	2,010,000
Thereafter	13,490,000

$21,915,000

NOTE 6 — MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a “member-producer,” as defined in the bylaws of Minn-Dak. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is required to purchase one unit of preferred stock for each 1.35 planted acres of sugar beet crops grown under a grower’s contract with Minn-Dak. The cooperative’s board of directors has the discretion to adjust the acreage, which may be planted for each unit of preferred stock held by the members. For the fiscal years 2004, 2003 and 2002, the cooperatives board of directors authorized the members to plant 1.57 acres per unit. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and nondividend bearing. The board of directors must approve all transfers and sales of stock.

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

For the year ended August 31, 2004, Minn-Dak allocated patronage of $5,128,308 to the members. For the year ended August 31, 2003, Minn-Dak allocated patronage of $4,767,872 to the members. For the year ended August 31, 2002, Minn-Dak allocated patronage of $3,611,367 to the members.

During the year ended August 31, 2004, Minn-Dak revolved the remaining 25% of the unit retains and allocated patronage for the fiscal year ended August 31, 1994, 100% of the unit retains and allocated patronage for the fiscal year ended August 31, 1995, and 8% of the unit retains and allocated patronage for the fiscal year ended August 31, 1996, totaling $828,628, $3,475,806, and $213,271 in each respective year, for a total of $4,517,705. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $10,605, and the present value of the estimated future redemptions.

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

Minn-Dak’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. Minn-Dak provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2004, 2003, and 2002, Minn-Dak had advanced $19,899,596, $21,241,933, and $19,454,420, respectively. Minn-Dak had outstanding advances due from United Sugars of $364,698, $88,582, and $190,306, for the years ended August 31, 2004, 2003, and 2002, respectively.

Minn-Dak has a one-fourth ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced is sold by Midwest as an agent for Minn-Dak. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. Minn-Dak advanced Midwest $1,060,826, $1,887,774, and $1,281,325, respectively, during the years ended August 31, 2004, 2003, and 2002. Minn-Dak had outstanding advances due to Midwest of $624,164, $46,668, and $55,366, as of August 31, 2004, 2003, and 2002, respectively. The owners are guarantors of the short-term line of credit Midwest has with CoBank.

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, is as follows:

	2004	2003	2002

Deferred tax assets
Non-qualified unit retains and
allocated patronage due to members	$9,394,000	$9,240,000	$8,690,000
Net operating loss carryforwards	3,600,000	3,371,000	3,582,000
Other	828,000	1,035,000	1,240,000

Total deferred tax assets	13,822,000	13,646,000	13,512,000

Deferred tax liabilities
Depreciation	12,801,000	12,257,000	11,174,000
Other	1,761,000	1,665,000	2,812,000

Total deferred tax liabilities	14,562,000	13,922,000	13,986,000

Net deferred tax liability	$(740,000)	$(276,000)	(474,000)

Classified as follows
Current asset	$502,000	$507,000	926,000
Long-term liability	(1,242,000)	(783,000)	(1,400,000)

Net deferred tax liability	$(740,000)	$(276,000)	$(474,000)

The operating loss carryforwards will expire in 2018 through 2024.

The provision for income taxes is as follows:

	2004	2003	2002

Current expense (benefit)	$(173,000)	$3,265,000	$(185,000)
Net change in temporary differences	464,000	(198,000)	890,000

Provision for income taxes	$291,000	$3,067,000	$705,000

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

During 2000, the cooperative sold certain notes receivable with recourse. The cooperative’s contingent liability related to these notes totaled $543,651 as of August 31, 2004.

NOTE 11 — OPERATING LEASES

The cooperative is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31, under these obligations, are approximately as follows:

Years ending August 31,
2005	$928,558
2006	806,583
2007	730,781
2008	395,812
2009	265,823

Operating lease and contract expenses for the years ended August 31, 2004, 2003, and 2002, totaled approximately $972,504, $919,000, and $1,171,000, respectively.

NOTE 12 — EMPLOYEE BENEFIT PLANS

401(k) Plan

The cooperative has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The cooperative’s contribution to the plan was at a level of 100 percent of employee contributions, up to 4 percent of compensation for the year ended August 31, 2004 and 75 percent of employee contributions, up to 4 percent of compensation for the years ended August 31, 2003 and 2002. Employer contributions to the plan totaled $466,114, $320,724, and $299,234 for the years ended August 31, 2004, 2003, and 2002, respectively.

Pension Plan

The cooperative has a non-contributory defined benefit plan which covers substantially all employees who meet certain requirements of age, length of service and hours worked per year.

The following table sets forth the plan’s funded status at August 31:

	2004	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$16,578,586	$15,287,673	$13,969,412
Service cost	733,795	635,996	597,884
Interest cost	1,152,990	1,070,542	1,041,385
Experience (gain)/loss
due to participant changes	865,585	156,855	94,367
Benefits paid	(617,873)	(572,480)	(415,375)

Benefit obligation at end of year	18,713,083	16,578,586	15,287,673

Change in plan assets
Fair value of plan assets at beginning of year	11,404,853	11,294,046	11,294,080
Actual return on plan assets	1,821,766	(311,093)	(330,029)
Employer contribution	1,023,431	994,380	793,370
Benefits paid	(617,873)	(572,480)	(415,375)

Fair value of plan assets at end of year	13,632,177	11,404,853	11,294,046

Funded status	(5,080,906)	(5,173,733)	(3,993,627)
Unrecognized net actuarial loss	3,832,424	4,086,628	2,739,419
Unrecognized prior service cost	432,547	519,452	621,358
Unrecognized transition (asset) obligation	410	(8,417)	(26,683)

Accrued benefit cost liability	$(815,525)	$(576,070)	$(659,533)

Weighted-average assumptions as of August 31
Discount rate	6.75%	6.75%	7.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.5%	4.5%	5.0%

The net periodic pension cost for the years ended August 31, includes the following components:

Components on net periodic benefit cost
Service cost	$733,795	$635,996	$597,884
Interest cost	1,152,990	1,070,542	1,041,385
Expected return on plan assets	(931,309)	(906,752)	(904,338)
Amortization of prior service cost	86,905	126,530	95,989
Amortization of transition amount	(8,827)	(18,266)	(18,266)
Amortization of unrecognized net actuarial loss	227,279	2,572	—

Net periodic benefit cost	$1,260,833	$910,622	$812,654

The cooperative’s pension plan weighted-average asset allocation at August 31, 2004, by asset category is as follows:

Equity securities	66.8%
Debt securities	32.5%
Other	0.7%

Total	100%

Contributions

The cooperative expects to contribute $1,000,000 to its pension plan in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2005	$521,441
2006	458,551
2007	481,317
2008	568,496
2009	627,944
Thereafter, through 2014	4,065,158

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

The following methods and assumptions were used by the company to estimate fair value of the financial instruments, and the estimated fair values of the company’s financial instruments as of August 31, 2004, 2003, and 2002, are as follows:

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

Obligations under capital lease — The fair value of obligations under capital lease was based on present value models using current financing rates available to the cooperative. At August 31, 2004, the carrying value of obligations under capital leases was $21,915,000 and the estimated fair value was $21,400,000. At August 31, 2003, the carrying value of obligations under capital leases was $22,820,000 and the estimated fair value was $22,300,000. At August 31, 2002, the carrying value of obligations under capital leases was $23,680,000 and the estimated fair value was $23,300,000.

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

Audit Committee:   The audit committee is active in the oversight of the Company’s accounting, auditing, and key risk management areas. The Company’s bylaws require any board member to be actively engaged in the production of sugarbeets, therefore, the financial expert requirement for the audit committee is restricted to the pool of available directors who are eligible to serve on the audit committee. Therefore there is no financial expert, as defined within the provisions contained in the Sarbanes-Oxley law, that serves on the Audit Committee. The Audit Committee has formulated a confidential and anonymous employee system to allow employees to report concerns regarding questionable accounting or auditing matters. The Audit Committee has adopted a code of ethics policy for top management.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY IDENTIFICATION OF DIRECTORS

        The table below lists the current directors of Minn-Dak Farmers Cooperative. The board of directors consists of one director from each district. Directors must be common shareholders or representatives of common shareholders belonging to the district they represent and are elected by the members of that district. In the case of a common shareholder who is other than a natural person, a duly appointed or elected representative of such common shareholder may serve as a director. The directors have been elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from three selected districts. Brief biographies for each of the directors are included after the table.

Name and Address	Age	District	Director Since	Term Expires in December
Brent Davison	50	District #5 – Hawes	2003	2006
7950 770th AV
Tintah, MN 56583

Douglas Etten	53	District #8 – Lyngaas	1997	2006
3138 370th ST
Foxhome, MN 56543

Michael Hasbargen	59	District #4 – Factory East	1993	2005
2553 360th ST
Breckenridge, MN 56520

Victor Krabbenhoft	54	District #9 – Peet	1989	2004(1)
416 44th AV S
Moorhead, MN 56560

Russell Mauch	49	District #2 – Factory West	1998	2004(2)
16305 Hwy 13
Barney, ND 58008

Edward Moen, Jr.	76	District #3 – Gorder	1989	2004(3)
17060 County Road 8
Colfax, ND 58018

Charles Steiner	54	District #6 – Yaggie	2000	2006
2851 310th AV
Foxhome, MN 56543-9312

Name and Address	Age	District	Director Since	Term Expires in December
Paul Summer	62	District #7 – Lehman	1993	2005
1509 Lakeside Drive
Alexandria, MN 56308

Alton Theede	60	District #1 – Tyler	2003	2006
609 3rd AV SE
Hankinson, ND 58041

1)	Mr. Krabbenhoft’s term as a director of the Company from District #9-Peet expires on December 7, 2004. Mr. Krabbenhoft is not eligible for re-election due to director term limits.

2)	Mr. Mauch’s term as a director of the Company from District #2-Factory West expires on December 7, 2004.

3)	Mr. Moen’s term as director of the Company from District #3-Gorder expires on December 7, 2004. Mr. Moen is not eligible for re-election due to director term limits.

        Brent Davison has been a director since 2003. Mr. Davison earned his B.S. degree in Education at Concordia University, Moorhead, MN, graduating in 1972. Mr. Davison taught school in Warren, MN from 1972 until coming home to farm near Tintah, Minnesota area in 1974. He is currently serving on the Tintah Township Board and is a former volunteer fireman and first responder.

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

        Edward Moen, Jr. has been a director since 1989. Mr. Moen has been farming near Galchutt, ND since 1945.

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

        Alton Theede has been a director since 2003. Mr. Theede has been farming in the Fairmount, North Dakota area since 1966. He earned his B.S. degree in Business Administration from the University of North Dakota, Grand Forks, ND. Mr. Theede currently serves on the board of directors for the local CHS (Cenex Harvest States) and is very involved in community service. Mr. Theede has been and continues to be active in serving the congregation of St. Phillips Catholic Church in Hankinson, ND. He serves on the board of directors for Minn-Dak Yeast Company.

Executive Officers

        The table below lists the principal officers of the Company, none of whom owns any common or preferred shares. The president/chief executive officer is appointed annually by the Board of Directors. Brief biographies for each of the officers are included after the table.

Name	Age	Position
David H. Roche	57	President and Chief Executive Officer

Steven M. Caspers	54	Executive Vice President and Chief Financial Officer

Allen E. Larson	49	Controller and Chief Accounting Officer

Thomas D. Knudsen	50	Vice President Agriculture

Greg J. Schmalz	53	Director Human Resources

Jeffrey L. Carlson	49	Vice President Operations

John S. Nyquist	49	Purchasing Manager

Susan Johnson	57	Communications Manager

Kevin R. Shannon	50	Safety Director

John Haugen	52	Vice President Engineering

        David H. Roche is Minn-Dak Farmers Cooperative’s third president and CEO. He joined the Wahpeton, ND based sugar cooperative on March 1, 2001. He serves on the boards of United Sugars Corporation and Midwest Agri-Commodities. In addition, he is a trustee of the United States Beet Sugar Association, Washington, D.C. and a

director of The Sugar Association, Washington, D.C. Mr. Roche began his sugar industry career as a controller for Michigan Sugar Company in 1976. He progressed through the ranks until he was named president in 1994. In 1996 he became president of Savannah Foods Industrial and was appointed senior vice president of Savannah Foods & Industries. He retained his position at Michigan Sugar Company, which was owned by Savannah Foods & Industries, during this period. Imperial Sugar Company acquired controlling interest in Savannah in 1998. He was named as a managing director and senior vice president. Mr. Roche holds an MBA in Accounting from Michigan State University and became a Certified Public Accountant in 1974.

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

        Greg J. Schmalz is a graduate of the University of North Dakota, Grand Forks, with a Bachelor of Arts Degree in Sociology and a Masters Degree in Guidance and Counseling. Mr. Schmalz is a member of the Society of Human Resources Management and the Agassiz Valley Human Resources Association. He began his career in human resources in 1979. He has been employed with the Company since August 30, 2004.

        Jeffrey L. Carlson is a graduate of the University of Minnesota-Morris with a Bachelor of Arts in Chemistry, University of North Dakota with a Ph.D. in Physical Chemistry, and North Dakota State University with an MBA. Dr. Carlson is a member of the American Society of Sugar Beet Technologists and the American Chemical Society. He began his career as a research chemist and an assistant professor in 1986. Dr. Carlson began his employment with the Company on June 4, 1990.

        John S. Nyquist Mr. Nyquist began his purchasing and inventory control experience on September 15, 1975 in the Company storeroom. Mr. Nyquist is an officer of the National Association of Purchasing Managers and is currently chairman of the Richland County Economic Development Commission.

        Susan M. Johnson Ms. Johnson began her employment with the Company on June 26, 1978 in the accounting department as receptionist and payroll clerk. She has also held positions in the human resources department, the executive offices, and is currently in the position of communications manager/executive administrative assistant (as of December 2003).

        Kevin R. Shannon is a graduate of Taylor Institute and Vanguard Vo-Tech, majoring in Instrumentation. He is active in local civic organizations. Mr. Shannon began his technical and supervisory career in 1974. His employment with the Company began on June 1, 1983. Prior to becoming the safety director in September of 1992, Mr. Shannon was the Company’s tare lab supervisor.

        John R. Haugen is a graduate of the University of North Dakota with a BS in Mechanical Engineering. Mr. Haugen serves as the Company’s Vice President of Engineering. He started his career with Minn-Dak Farmers Cooperative in 1976 as an Assistant Engineer and prior to this promotion held the position of Senior Engineer and Director of Engineering.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2004 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2)	Total Compensation
David Roche	2004	$294,616	$105,000	$16,663		$416,278
President & CEO	2003	$284,232	$100,000	$14,531		$398,763
	2002	$265,000	$45,000	$13,270		$323,270

Steven Caspers	2004	$151,002	$48,500	$10,373		$209,875
Executive Vice	2003	$145,255	$45,000	$9,210		$199,465
President / CFO	2002	$140,231	$30,000	$11,629		$181,861

Tom Knudsen	2004	$110,184	$26,900	$6,015		$143,099
Vice President	2003	$105,412	$25,000	$9,280		$139,692
Agriculture	2002	$101,352	$15,000	$12,239		$128,591

Allen Larson	2004	$106,193	$25,000	$7,825		$139,019
Controller and	2003	$101,595	$19,000	$4,364		$124,959
Chief Accounting Officer	2002	$98,253	$14,000	$4,579		$116,832

Jeffrey Carlson	2004	$114,001	$26,900	$6,068		$146,969
Vice President	2003	$109,273	$25,000	$4,371		$138,644
Operations	2002	$86,034	$11,500	$3,857		$101,391

John Haugen	2004	$105,000	$26,900	$5,090		$136,990
Vice President	2003	$88,720	$25,000	$3,702		$117,422
Engineering	2002	$77,361	$11,500	$3,686		$92,547

1)    In addition to the salary and bonus described above, Mr. Roche, Mr. Caspers, Mr. Knudsen, Mr. Larson, Mr. Carlson, and Mr. Haugen are provided with “Other Annual Compensation,” which includes the value of the excess life insurance cost, individual LTD plan, sold vacation, and Company match of the 401(k) plan. The company has a policy whereby Supervisory, Professional and Management employees are required to maintain their vacation and floating holiday hour combined balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.

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

        On a periodic basis, the Company undertakes a compensation review study to determine that its employees’ compensation is commensurate with responsibilities of the various Company positions, and that the compensation is equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company’s geographic region. A national compensation consultant called Hay Management consultants performs the compensation review study. This study is made of all management employees, including the president, and non-union employees. In June of 2004 the company instituted a salary range shift. From time to time individual employees have had a restudy based upon changes in their areas of responsibilities.

2)    Mr. Roche became eligible for payments into a supplemental executive retirement plan upon his completion of one year of service. For the fiscal year ended August 31, 2004, the Company recorded on their books an obligation of $15,731 to Mr. Roche. For the fiscal year ended August 31, 2003, an obligation of $16,278 was recorded and no obligation was recorded in his first year of eligibility, which was the fiscal year ended August 31, 2002. See the section below on Retirement Plans for further details on the supplemental executive retirement plan.

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

        The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company provides a matching contribution of 100% of each employee’s first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. Federal law limited employee pre-tax income contributions to $13,000 in calendar year 2004 ($14,000 for 2005) for each participating employee age 49 and under, and $16,000 for each participating employee age 50 and older ($18,000 for 2005). Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married). Effective September 1, 1996 certain executive employees of the Company became eligible to participate in a “Supplemental Executive Retirement Plan.” The Company’s Board of Directors adopted that plan on January 21, 1997. Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits.

Qualified Benefits Table

        The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Cooperative under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

Years of Service

Pension Compensation	15	20	25	30	35

$125,000	$27,466	$36,622	$45,777	$54,932	$64,088

$150,000	33,654	$44,872	$56,090	$67,307	$78,525

$175,000	$39,841	$53,122	$66,402	$79,682	$92,963

$200,000	$46,029	$61,372	$76,715	$92,057	$107,400

$225,000	$47,266	$63,022	$78,777	$94,532	$110,288

$250,000	$47,266	$63,022	$78,777	$94,532	$110,288

$275,000	$47,266	$63,022	$78,777	$94,532	$110,288

$300,000	$47,266	$63,022	$78,777	$94,532	$110,288

$325,000	$47,266	$63,022	$78,777	$94,532	$110,288

$350,000	$47,266	$63,022	$78,777	$94,532	$110,288

$375,000	$47,266	$63,022	$78,777	$94,532	$110,288

Mr. Roche has 3 years of service under the plan.
Mr. Caspers has 30 years of service under the plan.
Mr. Knudsen has 27 years of service under the plan.
Mr. Larson has 22 years of service under the plan.
Mr. Carlson has 14 years of service under the plan.
Mr. Haugen has 28 years of service under the plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents certain information with respect to the ownership of shares of preferred stock as of November 26, 2004, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company’s knowledge, as of November 26, 2004, no person owned beneficially more than 5% of the Company’s outstanding shares and none of the principal officers listed above owned any such shares.

Name	Position with Company	No. of Shares	% of Shares
Brent Davison (4)	Director	1,200	1.7%
Douglas Etten	Director	450	less than 1%
Michael Hasbargen	Director	375	less than 1%
Victor Krabbenhoft	Director	245	less than 1%
Russell Mauch (1)	Director	474	less than 1%
Ed Moen	Director	180	less than 1%
Charles Steiner (3)	Director	380.5	less than 1%
Paul Summer (2)	Director	222	less than 1%
Alton Theede	Director	325	less than 1%
All Directors		3,851.5	5.33%

1)	Mr. Mauch’s shares are held and grown under the name of RCM Limited Partnership.

2)	Mr. Summer’s shares are grown under the name of P V Unlimited Corp.

3)	Mr. Steiner’s shares are held and grown under the name of Steiner and Sons Limited Partnership.

4)	Mr. Davison’s shares are held and grown under the name of Agassiz Sugarbeet Limited Partnership.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Audit Fees — paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2004 totaled $70,875 and $70,650 for the fiscal year ended August 31, 2003.

2. Audit Related Fees – none

3. Tax Fees – paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $12,850 for fiscal year ended August 31, 2004 and $15,650 for the fiscal year ended August 31, 2003.

4. All Other Fees – paid to the Company’s principal accountant for services other than detailed in Items 1 thru 3 above total $11,150 for the fiscal year ended August 31, 2004 and $11,050 for the fiscal year ended August 31, 2003.

5. It is part of the audit committee’s duties to appoint, compensate, and oversee the engagement of, retention or replacement of the independent auditors who audit the financial statements of the Cooperative and its subsidiaries. The audit committee approves all audit services to be performed by the independent auditor. The committee ensures that the independent auditor is not engaged to perform any non-audit services that are considered “prohibited activities” by the Sarbanes-Oxley Act.

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

None

ITEM 15(b)    REPORTS ON FORM 8-K

The Company filed the following reports on form 8-K:

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

October 15, 2004:   Minn-Dak Farmers Cooperative has announced that the board of directors, following the completion of the 2004 fiscal year audit, has approved the final payment for the 2003 crop of $45.08 per ton of beets harvested (13.918882 cents per pound of sugar). The Board of Directors has also declared and allocated to shareholders of record, for the 2003 crop, non-qualified allocated patronage totaling $5,128,308 or $2.26 per ton of beets harvested.

October 28, 2004:   Minn-Dak Farmers Cooperative has announced that the board of directors, following the review and approval of the 2004-crop business plan, has determined that the beet payment estimate for the 2004-crop will be $35.02 per ton of harvested beets (12.338768 cents per pound of sugar).

ITEM 15(c)    EXHIBITS

Index
** 3(i)	Articles of Amendment to the Articles of Incorporation of Minn-Dak Farmers Cooperative
* 3(ii)	Articles of Incorporation of Minn-Dak Farmers Cooperative
*** 3(iii)	Amended Bylaws of Minn-Dak Farmers Cooperative
*****10(a)	Growers’ Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)
****10(b)	Uniform Member Marketing Agreement by and between United Sugars Corporation and Minn-Dak Farmers Cooperative
*10(d)	Capitalization Agreement by and among Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative, American Crystal Sugar Company, and United Sugars Corporation
*10(e)	Memorandum of Understanding and Uniform Member Agreement by and between Midwest Agri-Commodities Company and Minn-Dak Farmers Cooperative
*10(f)	Molasses Purchase Contract by and between Minn-Dak Farmers Cooperative and Universal Foods Corporation (Confidential Treatment for certain sections)
*10(g)	Yeast Purchase Contract by and between Universal Foods Corporation and Minn-Dak Yeast Company, Inc. (Confidential Treatment for certain sections)
*10(i)	Operating Agreement of ProGold Limited Liability Company
*10(j)	ProGold Limited Liability Company Member Control Agreement
*10(k)	Agreement for Electrical Service
**10(l)	Agreements for Coal Supply, Transportation, and Oiling Service (Confidential Treatment Requested as to certain provisions)
*10(m)	Minn-Dak Farmers Cooperative Pension Plan
*10(o)	Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for certain sections)
***10(p)	Amendment to Minn-Dak Farmers Cooperative Pension Plan
****10(q)	Amendment to Minn-Dak Farmers Cooperative Pension Plan
****10(r)	David H. Roche Employment Agreement
****10(s)	Agreement with Universal Foods regarding sale of Red Star Yeast & Products Division, (Confidential Treatment requested for certain sections)
12	Statement re Computation of Ratio of Net Proceeds to Fixed Charges
*21	Subsidiaries of the Registrant
31.1	Certification of the President/Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Executive Vice President/Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.3	Certification of the Controller/Chief Accounting Officer in accordance with Section 302 of the Sarbanes-Oxley Act.

Index
32.1	Certification of the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
*****99.1	Audit Committee Charter.

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

*****Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 as filed on November 26, 2003.

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

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	11-26-04
Chief Executive Officer
David H. Roche

/s/ Steven M. Caspers	Executive Vice President and	11-26-04
Chief Financial Officer
Steven M. Caspers

/s/ Allen E. Larson	Controller and	11-26-04
Chief Accounting Officer
Allen E. Larson

/s/ Brent Davison	Director	11-26-04

Brent Davison

/s/ Douglas Etten	Director	11-26-04

Douglas Etten

/s/ Mike Hasbargen	Director	11-26-04

Mike Hasbargen

/s/ Victor Krabbenhoft	Director	11-26-04

Victor Krabbenhoft

/s/ Russell Mauch	Director	11-26-04

Russell Mauch

/s/ Edward Moen, Jr.	Director	11-26-04

Edward Moen, Jr.

/s/ Charles Steiner	Director	11-26-04

Charles Steiner

/s/ Paul Summer	Director	11-26-04

Paul Summer

/s/ Alton Theede	Director	11-26-04

Alton Theede