Form 10-Q
period 2004-11-30
MINN DAK FARMERS COOPERATIVE
filed 2005-01-14
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   November 30, 2004

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

YES   ____X____                          NO   __________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   _________                          NO   ____X____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 4, 2005
$250 Par Value	488

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

CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	Nov 30, 2004 (Unaudited)	Aug 31, 2004 (Audited)

CURRENT ASSETS:
Cash	$26	$270

Receivables:
Trade accounts	15,358	16,662
Growers	468	3,959
Other	108	632

	15,934	21,252

Advances to affiliate	(836)	(259)

Inventories:
Refined sugar, pulp and molasses to be sold
on a pooled basis	34,263	19,338
Nonmember refined sugar	902	4
Yeast	96	94
Materials and supplies	6,301	6,625
Beet and Juice Inventory	63,268	—
Other	0	—

	104,830	26,061

Deferred charges	57	1,252

Prepaid expenses	692	2,333

Other	1,282	—

Current deferred income tax asset	502	502

Total current assets	122,487	51,411

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,875	22,769
Buildings	37,115	37,115
Factory equipment	127,715	127,715
Other equipment	3,468	3,468
Construction in progress	1,192	1,096

	192,365	192,163
Less accumulated depreciation	(91,718)	(89,882)

	100,647	102,281

OTHER ASSETS:
Investments restricted for capital lease projects	2,483	2,472
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	10,074	10,074
Other	1,667	2,066

	14,224	14,612

	$237,358	$168,304

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	Nov 30, 2004 (Unaudited)	Aug 31, 2004 (Audited)

LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$42,175	$10,145

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	960	960

	4,560	4,560
Accounts payable:
Trade	1,323	3,542
Growers	54,147	14,904

	55,470	18,447

Accrued liabilities	1,924	3,681

Total current liabilities	104,129	36,833

LONG-TERM DEBT, NET OF CURRENT PORTION	23,500	24,700

BONDS PAYABLE	20,955	20,955

LONG TERM DEFERRED TAX LIABILITY	1,242	1,242

OTHER	612	612

COMMITMENTS AND CONTINGENCIES	—	0

Total liabilities	150,439	84,343

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,862	1,810

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 488 shares at Nov 30,
2004 and 488 shares at August 31, 2004	122	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,049	3,049
Qualified allocated patronage	1,638	1,638
Nonqualified allocated patronage	23,211	20,510
Retained earnings (deficit)	6,461	6,254

	85,058	82,150

	$237,358	$168,304

See Notes to Consolidated Financial Statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended November 30,

	2004	2003

REVENUE:
From sales of sugar, co-products, and
yeast, net of discounts	$62,148	$61,562
Other income	65	183

	62,213	61,745

EXPENSES:
Production costs of sugar, co-products,
and yeast sold	15,786	14,718
Marketing (includes freight and storage)	12,217	7,099
General and administrative	1,524	1,451
Interest	712	718
(Gain) loss on disposition of property and equipment	0	0

	30,239	23,986

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$31,971	$37,758

DISTRIBUTION OF NET PROCEEDS:
Credited to members’ investment:
Components of net income:
Income (loss) from non-member business	$207	$252
Patronage income	2,701	5,998

Net income	2,908	6,250

Unit retention capital	0	0

Net credit to members’ investment	2,908	6,250

Payments to members for sugarbeets, net of unit
retention capital	29,062	31,508

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$31,971	$37,758

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended November 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$2,908	$6,250
Add (deduct) noncash items:
Depreciation and amortization	1,927	1,796
Net income allocated from unconsolidated marketing subsidiaries	0	(4)
Minority interest in equity of subsidiaries	52	62
Changes in operating assets and liabilities:
Accounts receivable and advances	5,895	5,892
Inventory and prepaid expenses	(78,411)	(75,367)
Deferred charges and other assets	1,631	1,134
Accounts payable, accrued liabilities and other liabilities	35,267	28,740

Net cash used in operating activities	(30,733)	(31,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(203)	(384)
Net proceeds from patronage refunds and equity revolvements	0	214
Issuance of notes receivable	(128)	0
Restricted bond/lease fund investment	(11)	(14)

Net cash (used in)/provided by investing activities	(342)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	32,030	31,423
Payment of long-term debt	(1,200)	(1,200)
Payment of unit retains and allocated patronage	0	(10)
Sale and repurchase of common stock, net	0	1

Net cash provided by financing activities	30,830	30,214

NET DECREASE IN CASH	(245)	(1,466)

CASH, BEGINNING OF YEAR	270	1,584

CASH, END OF QUARTER	$26	$118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$608	$677

Income taxes, net of refunds	$1	$1

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The consolidated financial statements for the three-month periods ended November 30, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2004. The results of operations for the three months ended November 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2005.

2.	In October 2004, the company declared a revolvement of the remaining 25% of the unit retains and allocated patronage for the 1993 crop totaling $828,628, 100% of the 1994 crop totaling $3,475,805 and approximately 8% of the 1995 crop unit retains and allocated patronage totaling $213,271. These amounts were paid to the stockholders on September 30, 2004.

3.	In October 2005, the company allocated to members $5,128,308 of patronage from the 2003 crop, of which $4,328,308 was in the form of non-qualified allocated patronage and $800,000 was in the form of qualified allocated patronage. $4,000,000 of the allocated patronage was declared qualified for alternative minimum tax purposes. On November 12, 2004 $800,000 was paid in cash to the stockholders and a notice was given for the alternative minimum tax qualified declaration.

4.	The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements, which are effective for the interim period ending November 30, 2004, but does not change the recognition requirements related to pensions and postretirement benefits.

Components of Net Periodic Benefit Cost for the Three Months Ended 11-30-04

000’s	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Service Cost	$198	$183	$0	$0
Interest Cost	312	288	0	0
Expected return on plan assets	(252)	(233)	0	0
Amortization of prior service cost	22	21	0	0
Amortization of transition cost	(2)	(2)	0	0
Amortization of net (gain)loss	61	57	0	0
Net periodic benefit cost	$341	$315	$0	$0

As of the three months ended 11-30-04, the Company has made $.25 million of contributions vs $.258 million through the three months ended 11-30-03. The Company anticipates contributing an additional $.75 million to fund its pension plan in FY 2005 for a total of $1.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND NOVEMBER 30, 2003

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended November 30, 2004 (the first quarter of the Company’s 2004-2005 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended November 30, 2004 and 2003

Revenue for the three months ended November 30, 2004 increased $.6 million from the 2003 period, an increase of 1.0%. Revenue from the sale of finished goods increased $.2 million and the change in the value of inventories increased $.4 million.

Revenue from the sales of sugar increased $.4 million, or 1.1%, reflecting a 2.5% increase in volume and a 1.4% decrease in the price for sugar.

Revenue from dried pulp and molasses sales increased $.1 million or 1.1%, reflecting a 1.3% decrease in sales volume and a 2.4% increase in the average gross selling price. The decrease in sales volume was primarily due to a decreased supply of available product for shipment in the molasses marketing pool.

Revenues from pressed pulp and tailing sales decreased $.1 million, reflecting a 62% decrease in sales volume. The reduced sales volume is primarily due to the steam dryer operating on a more consistent basis in 2004 resulting in less excess pressed pulp to be marketed.

Revenues from yeast sales decreased $0.2 million or 7.8%, reflecting a 1.7% increase in sales volume and a 9.5% decrease in the average selling price. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the selling price. Also, the domestic yeast industry is currently in a position of excess capacity for the marketplace resulting in downward price pressures.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2004 amounted to $14.9 million or $.4 million more than the increase in the value of finished goods inventories for November 30, 2003.

In the consolidated statements of operations, Expenses section, production costs of sugar, co-products and yeast totaled $15.8 million, $1.1 million or 7.3% more than the prior year. The increase is mainly attributable to normal operations and expense accrual timings when comparing the three-month period ending November 30, 2003. Marketing costs totaled $12.2 million, $5.1 million or 72.1% more than the prior year. The increase is due to the cost of securing additional sugar allocations, allocations needed in order to ship all of the Company’s produced sugar under the sugar act of the current Farm Bill, the cost of sugar purchased to supplement pooled sugar production for customer order requirements in the month of September, and current crop freight and packaging costs. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory decreased $2.4 million or 7.8% from the fiscal year 2004 period. This decrease is a combination of less sugar being produced during the same time period and a lower estimated price per pound for the growers’ sugar during the same time period. For fiscal year 2005 the Company is projecting a payment to growers for sugarbeets totaling $80.4 million, which is $12.1 million or 13.1% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 1.45% increase in tons of beets delivered by members versus the prior year, (2) 10.9% decrease in sugar per ton of the beets delivered versus the prior year, and (3) 2.6% decrease in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.71%, (ii) a total sugarbeet crop to process of 2.3 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be slightly lower than the previous year.

ESTIMATED FISCAL YEAR 2005 INFORMATION

The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members’ sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugarbeets are based upon the Company’s then-current estimates of the financial results to be obtained from processing the crop and the sale of finished products. This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2004 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugar beet crop are beyond the Company’s control. The actual results experienced by the Company may differ materially from the forward-looking statements contained herein.

The Company’s members harvested 2.3 million tons of sugarbeets from the 2004 crop, the second largest crop ever delivered to the Company. Sugar content of the 2004 crop at harvest was 5.5% below the average of the five most recent years. Because of the size and quality of the crop delivered, the Company’s production of sugar from the 2004 crop sugarbeets is expected to be the fourth largest sugar produced. During September, October and November, unseasonably wet conditions caused harvest to be difficult with 5,000 acres remaining unharvested due to excess moisture in the fields. The remaining beets to be sliced, as of this report, are considered to be in average storage condition. The Company’s initial beet payment estimate totals $35.02 per ton or $.123388 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2005. This forward-looking material is based on the Company’s expectations regarding the processing of the 2004 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets.

Currently, the factory is operating at a level close to the budgeted forecast of the Company. It is believed that any minor deviation from plan will not have a material impact to the financial results of the Company.

The Company currently estimates the average net selling price of the Company’s sugar will be less than that of the prior year because of the volume available for sale (domestic production plus foreign imports) relative to the amount of estimated domestic consumption.

The 2002 Farm Bill contains marketing allocations for sugar that could potentially restrict the company’s ability to market all the sugar it produces. The Company believes it has obtained the allocations necessary for the marketing of substantially all of the 2004-crop. However, there are no assurances that the Company will be able to secure enough marketing allocations for crop years 2005-2007 (the crop years covered by the current Farm Bill) to market all of the production from the those crops. For each crop year left under the Farm Bill, the Company’s Board of Directors and Management team will be assessing the level of anticipated allocations that the Company will be receiving from the United States Department of Agriculture (“USDA”). Based upon that estimated level of assessment, the measurement of the risk involved in trying to secure additional allocation from other sugar processors, if needed, and the value of selling non-allocation sugar into other markets, will ultimately determine the level of planted acreage that the Company decides upon.

OTHER INFORMATION

Provisions of the current Farm Bill and existing trade agreements between the United States (“U.S.”) and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently, imports provide about 12% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace will result in serious adverse sugar pricing consequences. The Company believes that, should the U.S. Congress pass certain proposed regional or bi-lateral trade agreements that have been or are currently being negotiated, those trade agreements will represent a serious public policy challenge to itself and the domestic sugar industry. The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Central American Free Trade Agreement; the Andean Free Trade Agreement; the Thailand Free Trade Agreement; and the South African Customs Union Free Trade Agreement. Many of the countries included in these agreements are major sugar producers and exporters.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.  The U.S. sugar industry and the Company recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to actively oppose any agreement that calls for additional sugar access to domestic market place. The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

The current Farm Bill provides price support provisions for sugar. However, if that price support program, including the Tariff Rate Quota system for imported sugar, were eliminated in its entirety, or if the protection the United States’ price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely effected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company’s continued viability and the desirability of grower sugarbeets for delivery to the Company.

The Company’s Audit Committee and management are working toward meeting all required SEC documentation, certification and best business practices as required in recently passed federal legislation (the Sarbanes-Oxley law). As the SEC adopts new rules and proposes future rules, the Company is positioning itself to continue being in compliance. The Company’s Audit Committee and management have been seeking guidance from the SEC and experts in the appropriate areas as needed.

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

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank for calendar years 2004 and 2005 of $45.0 million, of which $1.0 million is currently available for a letter of credit. The seasonal line of credit is scheduled for renewal in May 2005.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

  Maintain working capital of not less than $9.0 million as of August 31, 2005.
  Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
  Maintain available cash flow to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of November 30, 2004 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of November 30, 2004 totals $18.4 million compared to $14.6 million at August 31, 2004, an increase of $3.8 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

The targeted working capital for August 31, 2005 is approximately $11.0 million dollars and, in the Company’s opinion, will be attained.

The primary factor for the changes in the Company’s financial condition for the three months ended November 30, 2004 was due to the seasonal needs of the 2004/2005 sugarbeet-processing season. The cash used to provide for operations of $30.7 million and investing activities of $.3 million was funded through financing activities of $30.8 million. The net cash provided through financing activities of $30.8 million was primarily provided through proceeds from the issuance of short-term debt of $32.0 million; offset by payment of long-term debt of $1.2 million.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$27.1MM	$3.6MM	$14.4MM	$9.1MM	0
Bonds Payable	$21.9MM	$1.0MM	$5.4MM	$4.1MM	$11.4MM
Operating Leases	$3.1MM	$.9MM	$1.9MM	$.3MM	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$52.1MM	$5.5MM	$21.7MM	$13.5MM	$11.4MM

Capital expenditures for the three months ended November 30, 2004 totaled $.2 million. Capital expenditures for fiscal year 2005 are currently estimated at $7.0 million.

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

        The Company filed the following Current Reports on Form 8-K during this quarter:

        On October 15, 2004, the Company announced that the board of directors, following the completion of the 2004 fiscal year audit, has approved the final payment for the 2003 crop of $45.08 per ton of beets harvested (13.918882 cents per pound of sugar). The Board of Directors has also declared and allocated to shareholders of record, for the 2003 crop, non-qualified allocated patronage totaling $5,128,308 or $2.26 per ton of beets harvested.

           On October 29, 2004, the Company announced that the board of directors, following the review and approval of the 2004-crop business plan, has determined that the beet payment estimate for the 2004-crop will be $35.02 per ton of harvested beets (12.338768 cents per pound of sugar).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE

(Registrant)

Date:	January 14, 2005	/s/ DAVID H. ROCHE

David H. Roche President and Chief Executive Officer

Date:	January 14, 2005	/s/ STEVEN M. CASPERS

Steven M. Caspers Executive Vice President and Chief Financial Officer