Form 10-Q
period 2005-02-28
MINN DAK FARMERS COOPERATIVE
filed 2005-04-14
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   February 28, 2005

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

YES   _________                          NO   ____X____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 13, 2005
$250 Par Value	484

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

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements for the six-month periods ended February 28, 2005 and February 29, 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2004. The results of operations for the six months ended February 28, 2005 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2005.

2.

In August 2004, the company declared a revolvement of the remaining 25% of the unit retains and allocated patronage for the 1993 crop totaling $828,628, 100% of the 1994 crop totaling $3,475,805 and approximately 8% of the 1995 crop unit retains and allocated patronage totaling $213,271. These amounts were paid to the stockholders on September 30, 2004.

3.

In October 2004, the company allocated to members $5,128,308 of patronage from the 2003 crop, of which $4,328,308 was in the form of non-qualified allocated patronage and $800,000 was in the form of qualified allocated patronage. $4,000,000 of the allocated patronage was declared qualified for alternative minimum tax purposes. On November 12, 2004 $800,000 was paid in cash to the stockholders and a notice was given for the alternative minimum tax qualified declaration.

4.

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements, which are effective for the interim period ending February 28, 2005, but does not change the recognition requirements related to pensions and postretirement benefits.

Components of Net Periodic Benefit Cost for the Six Months Ended 2-28-05

000's	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Service Cost	$405	$367	$0	$0
Interest Cost	658	576	0	0
Expected return on plan assets	(548)	(466)	0	0
Amortization of prior service cost	44	43	0	0
Amortization of transition cost	0	(4)	0	0
Amortization of net (gain) loss	109	115	0	0
Net periodic benefit cost	$668	$631	$0	$0

As of the six months ended 2-28-05, the Company has made $.53 million of contributions vs. $.52 million through the six months ended 2-28-04. The Company anticipates contributing an additional $.47 million to fund its pension plan in FY 2005 for a total of $1.0 million.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	Feb 28, 2005 (Unaudited)	Aug 31, 2004 (Audited)

CURRENT ASSETS:
Cash	$555	$270

Receivables:
Trade accounts	15,701	16,662
Growers	30	3,959
Other	21	632

	15,752	21,252

Advances to affiliate	(208)	(259)

Inventories:
Refined sugar, pulp and molasses to be sold
on a pooled basis	50,253	19,338
Nonmember refined sugar	910	4
Yeast	98	94
Materials and supplies	5,667	6,625
Beet and Juice Inventory	26,307	—
Other Inventory	0	—

	83,236	26,061

Deferred charges	411	1,252

Prepaid expenses	493	2,333

Other	6,411	—

Current deferred income tax asset	502	502

Total current assets	107,150	51,411

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,875	22,769
Buildings	37,115	37,115
Factory equipment	127,715	127,715
Other equipment	3,468	3,468
Construction in progress	2,325	1,096

	193,498	192,163
Less accumulated depreciation	(93,555)	(89,882)

	99,943	102,281

OTHER ASSETS:
Investments restricted for capital lease projects	2,498	2,472
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	9,860	10,074
Other	1,873	2,066

	14,231	14,612

See Notes to Consolidated Financial Statements.	$221,324	$168,304

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	Feb 28, 2005 (Unaudited)	Aug 31, 2004 (Audited)

LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$46,975	$10,145

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	1,725	960

	5,325	4,560
Accounts payable:
Trade	1,503	3,542
Growers	27,446	14,904

	28,949	18,447

Accrued liabilities	4,645	3,681

Total current liabilities	85,894	36,833

LONG-TERM DEBT, NET OF CURRENT PORTION	22,300	24,700

BONDS PAYABLE	19,230	20,955

LONG TERM DEFERRED TAX LIABILITY	1,242	1,242

OTHER	612	612

COMMITTMENTS AND CONTINGENCIES	—	0

Total liabilities	129,278	84,343

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,910	1,810

MEMBERS’ INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 484 shares at Feb 28,
2005 and 488 shares at August 31, 2004	121	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,042	3,049
Qualified allocated patronage	1,634	1,638
Nonqualified allocated patronage	28,103	20,510
Retained earnings (deficit)	6,659	6,254

	90,136	82,150

See Notes to Consolidated Financial Statements.	$221,324	$168,304

PART I. FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,

	2005	2004	2005	2004

REVENUE:
From sales of sugar, co-products, and
yeast, net of discounts	$62,626	$67,852	$124,774	$129,414
Other income	14	(97)	79	86

	62,640	67,754	124,853	129,499

EXPENSES:
Production costs of sugar, co-products,
and yeast sold	18,555	16,796	34,342	31,514
Marketing (includes freight and storage)	7,678	7,545	19,895	14,644
General and administrative	1,768	1,686	3,292	3,137
Interest	877	877	1,589	1,595
(Gain) loss on disposition of property and equipment	0	0	0	0

	28,877	26,904	59,117	50,890

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$33,763	$40,850	$65,734	$78,610

DISTRIBUTION OF NET PROCEEDS:
Credited to members' investment:
Components of net income:
Income (loss) from non-member business	$198	$229	$405	$481
Patronage income	4,892	7,532	7,593	13,530

Net income	5,090	7,761	7,998	14,011
Unit retention capital	0	0	0	0

Net credit to members' investment	5,090	7,761	7,998	14,011

Payments to members for sugarbeets, net of unit
retention capital	28,673	33,090	57,735	64,600

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$33,763	$40,850	$65,734	$78,610

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended February 28,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members' investment	$7,998	$14,311
Add (deduct) noncash items:
Depreciation and amortization	3,853	3,713
Net income allocated from unconsolidated marketing subsidiaries	(4)	(6)
Minority interest in equity of subsidiaries	100	119
Changes in operating assets and liabilities:
Accounts receivable and advances	5,448	1,866
Inventory and prepaid expenses	(61,745)	(62,415)
Deferred charges and other assets	1,277	773
Accounts payable, accrued liabilities and other liabilities	11,465	5,181

Net cash used in operating activities	(31,607)	(36,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,318)	(2,227)
Net proceeds from patronage refunds and equity revolvements	217	196
Issuance of notes receivable	(128)	0
Restricted bond fund investment	(26)	132

Net cash used in investing activities	(1,256)	(1,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	36,830	40,763
Payment of long-term debt	(3,360)	(3,305)
Payment of financing fees	(313)	0
Payment of unit retains and allocated patronage	(10)	(10)
Sale and repurchase of common stock, net	1	1

Net cash provided by financing activities	33,148	37,449

NET DECREASE IN CASH	285	(907)

CASH, BEGINNING OF YEAR	270	1,584

CASH, END OF QUARTER	$555	$677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$1,356	$1,377

Income taxes, net of refunds	$6	$3

See Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended February 28, 2005 (the second quarter of the Company’s 2004-2005 fiscal year) and February 29, 2004 (the second quarter of the Company’s 2003-2004 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended February 28, 2005 and February 29, 2004

Revenue for the three months ended February 28, 2005 decreased $5.2 million from the 2004 period, a decrease of 7.7%. Revenue from the sale of finished goods decreased $1.2 million and the change in the value of inventories decreased $4.0 million.

Revenue from the sales of sugar decreased $1.1, or 2.6% reflecting a 2.9% decrease in volume and a .2% increase in the price for sugar.

Revenue from dried pulp and molasses sales increased $.1 million or 1.8%, reflecting an 11.4% decrease in sales volume and a 13.2% increase in the average gross selling price. The decrease in sales volume was primarily due to a decreased supply of available product for shipment in the molasses marketing pool.

Revenues from pressed pulp and tailing sales decreased $.1 million, reflecting a 27.9% decrease in sales volume. The reduced sales volume is primarily due to the steam dryer operating on a more consistent basis in 2005 resulting in less excess pressed pulp to be marketed.

Revenues from yeast sales decreased $0.1 million or 5.1%, reflecting a 5.5% increase in sales volume and a 10.6% decrease in the average selling price. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the selling price. Also, the domestic yeast industry is currently in a position of excess capacity for the marketplace resulting in downward price pressures.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 28, 2005 amounted to $16.0 million or $4.0 million less than the increase in the value of finished goods inventories for February 29, 2004.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $18.5 million, $1.8 million or 10.5% more than the prior year. The increase is mainly attributable to higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the three-month period ending February 28, 2005 to the three-month period ending February 29, 2004. Marketing costs totaled $7.7 million, $.1 million or 1.8% more than the prior year. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, decreased $4.4 million or 13.3%. For fiscal year 2005 the Company is projecting a payment to growers for sugarbeets totaling $80.9 million, which is $21.2 million or 20.8% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 1.45% increase in tons of beets delivered by members versus the prior year, (2) 10.9% less sugar per ton of the beets delivered versus the prior year, and (3) 2.6% less net sales price on sugar sold. The payment is based upon (i) an average delivered sugar content of 16.71%, (ii) a total sugarbeet crop to process of 2.3 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be slightly lower than the previous year. If production continues with the current fiscal year trends, the Company anticipates that actual production of sugar and co-products, at best, will meet forecasted numbers, resulting in little chance for increases in the current estimated beet payment; and if the forecasted production numbers are not met, then there is a potential for a slight decrease in beet payment to growers for the 2004 crop sugarbeets.

Comparison of the six months ended February 28, 2005 and February 29, 2004

Revenue, from the sale of sugar, co-products, yeast and finished goods inventory valuation changes, for the six months ended February 28, 2005 decreased $4.6 million from the 2004 period, a decrease of 3.6%. Revenue from the sale of finished goods decreased $1.0 million, while the change in the value of finished goods inventory decreased $3.6 million.

Revenue from the sales of sugar decreased $.7 million or .8%, reflecting a .8% decrease in volume and a comparable price for sugar.

Revenue from dried pulp and molasses sales increased $.1 million or 1.5%, reflecting a 6.7% decrease in sales volume and an 8.2% increase in the average gross selling price.

Revenue from local sales of beet tailings and pressed pulp decreased $.2 million, reflecting a 36.1% decrease in volume and a 7.5% decrease in price. The reduced sales volume is primarily due to the steam dryer operating on a more consistent basis in 2005 resulting in less excess pressed pulp to be marketed. The pressed pulp sales were at a higher price than tailings, resulting in lower pricing due to the mix of products.

Revenues from yeast sales from the Company’s subsidiary yeast production facility, Minn-Dak Yeast Company (“MDYC”) decreased $0.2 million or 6.5%, reflecting a 3.6% increase in sales volume and a 10.1% decrease in the average selling price. This increase in volume was anticipated by Sensient Sales and Service, the Company’s sales agent and minority equity partner in MDYC, in their FY 2005 marketing plan and results from added volume from existing customers. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the selling price. Also, the domestic yeast industry is currently in a position of excess capacity for the marketplace resulting in downward price pressures.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 2005 amounted to $30.9 million or $3.7 million less than the increase in the value of finished goods inventories for February 29, 2004.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $34.3 million, $2.8 million or 9.0% more than the prior year. The increase is mainly attributable to higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the six-month period ending February 28, 2005 to the six-month period ending February 29, 2004. Marketing costs totaled $19.9 million, $5.3 million or 35.8% more than the prior year. The marketing costs were higher, as a result of an increase in the cost of purchased sugar of approximately $2.5 MM and due to the expensing of the current portion of prepaid rights to purchase additional sugar sales allocations. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, decreased $6.9 million or 10.6%. For fiscal year 2005 the Company is projecting a payment to growers for sugarbeets totaling $80.9 million, which is $21.2 million or 20.8% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 1.45% increase in tons of beets delivered by members versus the prior year, (2) 10.9% less sugar per ton of the beets delivered versus the prior year, and (3) 2.6% less net sales price on sugar sold. The payment is based upon (i) an average delivered sugar content of 16.71%, (ii) a total sugarbeet crop to process of 2.3 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be slightly lower than the previous year. If production continues with the current fiscal year trends, the Company anticipates that actual production of sugar and co-products, at best, will meet forecasted numbers, resulting in little chance for increases in the current estimated beet payment; and if the forecasted production numbers are not met, then there is a potential for a slight decrease in beet payment to growers for the 2004 crop sugarbeets.

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

The Company’s members harvested 2.3 million tons of sugarbeets from the 2004 crop, the second largest crop ever delivered to the Company. Sugar content of the 2004 crop at harvest was 5.5% below the average of the five most recent years. Because of the size and quality of the crop delivered, the Company’s production of sugar from the 2004 crop sugarbeets is expected to be more than long-term averages. During September, October and November, unseasonably wet conditions caused harvest to be very difficult, resulting in 5,000 acres remaining unharvested due to the excess moisture in the fields. The remaining beets to be sliced are frozen storage beets stored in sheds and are considered to be in average storage condition. The Company’s initial beet payment estimate totals $35.02 per ton or $.123388 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2005.

This forward-looking material is based on the Company’s expectations regarding the processing of the 2004 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets.

If production continues with the current fiscal year trends, the Company anticipates that actual production of sugar and co-products, at best will meet forecasted numbers, resulting in little chance for increases in the current estimated beet payment; and if the forecasted production numbers are not met, then there is a potential for a slight decrease in beet payment to growers for the 2004 crop sugarbeets.

The Company currently estimates the average net selling price of the Company’s sugar will be less than that of the prior year because of the volume available for sale (domestic production plus foreign imports) relative to the amount of estimated domestic consumption.

The 2002 Farm Bill contains marketing allocations for sugar that could potentially restrict the company’s ability to market all the sugar it produces. The Company believes it has obtained the allocations necessary for the marketing of substantially all of the 2004-crop. However, there are no assurances that the Company will be able to secure enough marketing allocations for crop years 2005-2007 (the crop years covered by the current Farm Bill) to market all of the production from the those crops. For each crop year left under the Farm Bill, the Company’s Board of Directors and Management team will be assessing the level of anticipated allocations that the Company will be receiving from the United States Department of Agriculture (“USDA”). Based upon that estimated level of assessment, the measurement of the risk involved in trying to secure additional allocation from other sugar processors, if needed, and the value of selling non-allocation sugar into other markets, will ultimately determine the level of planted acreage that the Company decides upon. For the 2005 crop season, the Board of Directors of the Company has announced that the allowed planted acres will be the same as the prior year.

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

The Company has been notified under new National Emission Standards for Hazardous Air Pollutants for Industrial Commercial and Institutional Boilers and Process Heaters Rules finalized 9-13-04, the Company is listed as a major source of hazardous air pollutants. The company has three years to come into compliance with these regulations. At this time the Company does not anticipate the associated costs will have a material impact on its cost structure.

The Company’s Audit Committee and management are working toward meeting all required SEC documentation, certification and best business practices as required by federal legislation (the Sarbanes Oxley law). As the SEC adopts new rules and proposes future rules, the Company is positioning itself to continue being in compliance. The Company’s Audit Committee and management have been seeking guidance from the SEC and experts in the appropriate areas as needed.

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

As of February 28, 2005 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 28, 2005 totals $21.2 million compared to $14.6 million at August 31, 2004, an increase of $6.6 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. After the conclusion of the sugar production campaign, normally ending in the third quarter, the Company has ongoing operations and maintenance expenses without the benefit of offsetting production, thereby, when combined with capital expenditures, which are heavier during the 3rd and 4th quarters, and equity revolvements, working capital is drawn back down to fiscal year end projections.

The targeted working capital for August 31, 2005 is approximately $12.6 million dollars and, in the Company’s opinion, will be attained.

The primary factor for the changes in the Company’s financial condition for the six months ended February 28, 2005 was due to the seasonal needs of the 2004/2005 sugarbeet-processing season. The cash used to provide for operations of $31.6 million and investing activities of $1.3 million was funded through financing activities of $33.1 million. The net cash provided through financing activities of $33.1 million was primarily provided through proceeds from short-term debt of $36.8 million; offset by payment of long-term debt and financing fees of $3.7 million.

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$25.9MM	$3.6MM	$14.4MM	$7.9MM	0
Bonds Payable Obligations	$21.0MM	$1.7MM	$5.7MM	$4.4MM	$9.2MM
Operating Leases	$3.1MM	$.9MM	$1.9MM	$.3MM	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$50.0MM	$6.2MM	$22.2MM	$12.6MM	$9.2MM

Capital expenditures for the six months ended February 28, 2005 totaled $1.3 million. Capital expenditures for fiscal year 2005 are currently estimated at $7.0 million.

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

The Company filed the following Current Reports on Form 8-K during the current fiscal year:

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

MINN-DAK FARMERS COOPERATIVE

(Registrant)
Date: April 14, 2005	/s/ DAVID H. ROCHE

David H. Roche President and Chief Executive Officer
Date: April 14, 2005	/s/ STEVEN M. CASPERS

Steven M. Caspers Executive Vice President and Chief Financial Officer