Form 10-Q
period 2005-05-31
MINN DAK FARMERS COOPERATIVE
filed 2005-07-14
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   May 31, 2005

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

YES   _________                          NO   ____X____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	June 29, 2005
$250 Par Value	478

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	May 31, 2005 (Unaudited)	Aug 31, 2004 (Audited)

ASSETS
CURRENT ASSETS:
Cash	$149	$270

Receivables:
Trade accounts	15,101	16,662
Growers	4,207	3,959
Other	21	632

	19,329	21,252

Advances to affiliate	56	(259)

Inventories:
Refined sugar, pulp and molasses to be sold
on a pooled basis	60,279	19,338
Nonmember refined sugar	804	4
Yeast	97	94
Materials and supplies	5,799	6,625
Beet and Juice Inventory	0	—
Other Inventory	972	—

	67,951	26,061

Deferred charges	775	1,252

Prepaid expenses	454	2,333

Other	1,217	-

Current deferred income tax asset	502	502

Total current assets	90,433	51,411

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,875	22,769
Buildings	37,115	37,115
Factory equipment	127,715	127,715
Other equipment	3,468	3,468
Construction in progress	3,156	1,096

	194,329	192,163
Less accumulated depreciation	(95,390)	(89,882)

	98,939	102,281

OTHER ASSETS:
Investments restricted for capital lease projects	2,516	2,472
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	10,820	10,074
Other	1,785	2,066

	15,121	14,612

See Notes to Consolidated Financial Statements.	$204,492	$168,304

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	May 31, 2005 (Unaudited)	Aug 31, 2004 (Audited)

LIABILITIES AND MEMBERS’ INVESTMENT
CURRENT LIABILITIES:
Short-term notes payable	$29,285	$10,145

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	1,725	960

	5,325	4,560

Accounts payable:
Trade	905	3,542
Growers	19,360	14,904

	20,265	18,447

Accrued liabilities	3,946	3,681

Total current liabilities	58,821	36,833

LONG-TERM DEBT, NET OF CURRENT PORTION	21,100	24,700

BONDS PAYABLE	19,230	20,955

LONG TERM DEFERRED TAX LIABILITY	1,242	1,242

OTHER	612	612

COMMITTMENTS AND CONTINGENCIES	—	0

Total liabilities	101,005	84,343

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,977	1,810

MEMBERS' INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 482 shares at May 31,
2005 and 488 shares at August 31, 2004	121	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,042	3,049
Qualified allocated patronage	1,634	1,638
Nonqualified allocated patronage	39,186	20,510
Retained earnings (deficit)	6,950	6,254

	101,511	82,150

See Notes to Consolidated Financial Statements.	$204,492	$168,304

PART I. FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,

	2005	2004	2005	2004

REVENUE:
From sales of sugar, co-products, and
yeast, net of discounts	$59,571	$56,503	$184,345	$185,917
Other income	1,248	799	1,327	885

	60,819	57,302	185,672	186,802

EXPENSES:
Production costs of sugar, co-products,
and yeast sold	12,341	11,229	46,685	42,443
Marketing (includes freight and storage)	8,183	6,786	28,078	21,430
General and administrative	1,719	1,532	5,011	4,669
Interest	895	832	2,484	2,427
(Gain) loss on disposition of property and equipment	0	(72)	0	(72)

	23,138	20,306	82,258	70,896

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$37,681	$36,996	$103,414	$115,907

DISTRIBUTION OF NET PROCEEDS:
Credited to members' investment:
Components of net income:
Income (loss) from non-member business	$291	$212	$696	$693
Patronage income	11,083	8,933	18,676	22,763

Net income	11,374	9,145	19,372	23,456

Unit retention capital	0	0	0	0

Net credit to members' investment	11,374	9,145	19,372	23,456

Payments to members for sugarbeets, net of unit
retention capital	26,307	27,851	84,042	92,451

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$37,681	$36,996	$103,414	$115,907

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended May 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members' investment	$19,372	$23,456
Add (deduct) noncash items:
Depreciation and amortization	5,776	5,751
Equipment disposals - loss	0	(72)
Net income allocated from unconsolidated marketing subsidiaries	(2)	(5)
Deferred income taxes	0	(765)
Noncash portion of patronage capital credits	(961)	(754)
Retention of nonqualified unit retains	0	0
Minority interest in equity of subsidiaries	167	172
Changes in operating assets and liabilities:
Accounts receivable and advances	1,608	(7,114)
Inventory and prepaid expenses	(41,228)	(37,759)
Deferred charges and other assets	913	508
Accounts payable, accrued liabilities and other liabilities	2,077	454

Net cash used in operating activities	(12,276)	(16,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	0	175
Capital expenditures	(2,148)	(4,277)
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	0	176
Net proceeds from patronage refunds and equity revolvements	217	196
Issuance of notes receivable	(128)	0
Proceeds on notes receivable	0	47
Restricted bond fund investment	(44)	432

Net cash used in investing activities	(2,103)	(3,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	19,140	22,868
Payment of long-term debt	(4,560)	(4,505)
Payment of financing fees	(313)	(325)
Payment of unit retains and allocated patronage	(10)	(10)
Sale and repurchase of common stock, net	0	0

Net cash provided by financing activities	14,257	18,028

NET DECREASE IN CASH	(122)	(1,349)

CASH, BEGINNING OF YEAR	270	1,584

CASH, END OF QUARTER	$149	$235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$2,116	$2,075

Income taxes, net of refunds	$25	$1,548

See Notes to Consolidated Financial Statements.

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

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements for the nine-month periods ended May 31, 2005 and May 31, 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2004. The results of operations for the nine months ended May 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2005.

2.

In August 2004, the company declared a revolvement of the remaining 25% of the unit retains and allocated patronage for the 1993 crop totaling $828,628, 100% of the 1994 crop totaling $3,475,805 and approximately 8% of the 1995 crop unit retains and allocated patronage totaling $213,271. These amounts were paid to the stockholders on September 30, 2004.

3.

In October 2004, the company allocated to members $5,128,308 of patronage from the 2003 crop, of which $4,328,308 was in the form of non-qualified allocated patronage and $800,000 was in the form of qualified allocated patronage. $4,000,000 of the allocated patronage was declared qualified for alternative minimum tax purposes. On November 12, 2004, $800,000 was paid in cash to the stockholders and a notice was given for the alternative minimum tax qualified declaration.

4.

The Financial Accounting Standards Board issued FAS (Financial Accounting Standards) No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits, requiring additional disclosures to interim and annual financial statements. These additional disclosures are effective for the interim period ending May 31, 2005, but do not change the recognition requirements related to pensions and postretirement benefits.

Components of Net Periodic Benefit Cost for the Nine Months Ended 5-31-05

000's	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Service Cost	$608	$496	$0	$0
Interest Cost	987	834	0	0
Expected return on plan assets	(823)	(684)	0	0
Amortization of prior service cost	66	65	0	0
Amortization of transition cost	0	(9)	0	0
Amortization of net (gain) loss	163	33	0	0
Net periodic benefit cost	$1,002	$735	$0	$0

As of the nine months ended 5-31-05, the Company has made $1.21 million of contributions vs. $1.02 million through the nine months ended 5-31-04. The Company anticipates contributing no additional funding to its pension plan for the remaining FY 2005 period.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended May 31, 2005 (the third quarter of the Company’s 2004-2005 fiscal year) and May 31, 2004 (the third quarter of the Company’s 2003-2004 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended May 31, 2005 and May 31, 2004

Revenue for the three months ended May 31, 2005 increased $3.1 million from the 2004 period, an increase of 5.4%. Revenue from the sale of finished goods decreased $6.7 million and the change in the value of inventories increased $9.8 million.

Revenue from the sales of sugar decreased $6.7 million, or 13.6% reflecting a 17.3% decrease in volume and a 3.8% increase in the price for sugar. The decrease in volume is due largely to the lack of non-pooled sales in the current fiscal year vs. non-pooled sales for the same period in fiscal 2004. Sales of sugar to another sugar producer deemed to be without allocation (non-pooled sales) are required by the provisions of the 2002 Farm Program to be transacted by April 30 of the program year.

Revenue from dried pulp and molasses sales increased $.5 million or 10.9%, reflecting a 7.9% increase in sales volume and a 3.0% increase in the average gross selling price. The increase in sales volume was primarily due to an increased supply of available product for shipment in the molasses marketing pool.

Revenues from pressed pulp and tailing sales decreased $.2 million, reflecting a 43.9% decrease in sales volume. The reduced sales volume is primarily due to the Company’s steam dryer operating on a more consistent basis in 2005, thereby resulting in less excess pressed pulp to be marketed.

Revenues from yeast sales increased $0.1 million or 7.3%, reflecting a 14.5% increase in sales volume and a 7.2% decrease in the average selling price. The increase in sales volume is due to greater demand from existing customers. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the selling price. Also, the domestic yeast industry is currently in a position of excess capacity for the marketplace resulting in downward pricing pressures.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended May 31, 2005 amounted to $10.0 million or $9.8 million more than the increase in the value of finished goods inventories for May 31, 2004. May 2004 sugar inventories were drawn down by the non-pooled sugar sales.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $23.1 million, $2.8 million or 14.0% more than the prior year. The increase is mainly attributable to higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the three-month period ending May 31, 2005 to the three-month period ending May 31, 2004. Marketing costs totaled $8.2 million, $1.4 million or 20.5% more than the prior year. This increase in Marketing cost is associated with an increase in the cost of sugar purchased from third parties vs. the same period last year and an increase in the cost of purchasing allocation rights vs. the prior year. These increases were offset by volume-related decreases in both sugar freight and packaging costs. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, decreased $1.5 million or 5.5%. For fiscal year 2005 the Company is projecting a payment to growers for sugarbeets totaling $80.9 million, which is $21.2 million or 20.8% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 1.45% increase in tons of beets delivered by members versus the prior year, (2) 10.9% less sugar per ton of the beets delivered versus the prior year, and (3) 2.6% less net sales price on sugar sold. The payment is based upon (i) an average delivered sugar content of 16.71%, (ii) a total sugarbeet crop to process of 2.3 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be slightly lower than the previous year. If current year revenues and expenses continues with the current fiscal year trends, the Company anticipates that there is a potential for a slight decrease in the announced beet payment to growers for the 2004 crop sugarbeets.

Comparison of the nine months ended May 31, 2005 and May 31, 2004

Revenue, from the sale of sugar, co-products, yeast and finished goods inventory valuation changes, for the nine months ended May 31, 2005 decreased $1.6 million from the 2004 period, a decrease of 0.9%. Revenue from the sale of finished goods decreased $1.0 million, while the change in the value of finished goods inventory decreased $7.7 million.

Revenue from the sales of sugar decreased $7.3 million or 5.6%, reflecting a 7.3% decrease in volume and a 1.7% increase in the price for sugar. The decrease in volume is due largely to the lack of non-pooled sales in the current fiscal year vs. the same period in fiscal 2004.

Revenue from dried pulp and molasses sales increased $.2 million or 1.2%, reflecting a 9.3% decrease in sales volume and a 10.4% increase in the average gross selling price. The decrease in sales volume was primarily due to a reduction in the amount of molasses produced during the period.

Revenue from local sales of beet tailings and pressed pulp decreased $.5 million, reflecting a 38.6% decrease in volume and a 13.5% decrease in price. The reduced sales volume is primarily due to the Company’s steam dryer operating on a more consistent basis in 2005 resulting in less excess pressed pulp to be marketed. The pressed pulp sales were at a higher price than tailings, resulting in lower pricing due to the mix of products.

Revenues from yeast sales from the Company’s subsidiary yeast production facility, Minn-Dak Yeast Company (“MDYC”) decreased $0.1 million or 2.2%, reflecting a 7.1% increase in sales volume and a 9.2% decrease in the average selling price. This increase in volume was anticipated by Sensient Sales and Service, the Company’s sales agent and minority equity partner in MDYC, in their FY 2005 marketing plan and results from added volume from existing customers. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the selling price. Also, the domestic yeast industry is currently in a position of excess capacity for the marketplace resulting in downward price pressures.

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2005 amounted to $40.9 million or $6.1 million more than the increase in the value of finished goods inventories for May 31, 2004.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $46.7 million, $4.2 million or 10.0% more than the prior year. The increase is mainly attributable to higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the nine-month period ending May 31, 2005 to the nine-month period ending May 31, 2004. Marketing costs totaled $28.1 million, $6.6 million or 31.0% more than the prior year. The marketing costs were higher, as a result of an increase in the cost of purchased sugar of approximately $2.5 MM and due to the expensing of the current portion of prepaid rights to purchase additional sugar sales allocations. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, decreased $8.4 million or 9.1%. For fiscal year 2005 the Company is projecting a payment to growers for sugarbeets totaling $80.9 million, which is $21.2 million or 20.8% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 1.45% increase in tons of beets delivered by members versus the prior year, (2) 10.9% less sugar per ton of the beets delivered versus the prior year, and (3) 2.6% less net sales price on sugar sold. The payment is based upon (i) an average delivered sugar content of 16.71%, (ii) a total sugarbeet crop to process of 2.3 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be slightly lower than the previous year. If current year revenues and expenses continues with the current fiscal year trends, the Company anticipates that there is a potential for a slight decrease in the announced beet payment to growers for the 2004 crop sugarbeets.

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

The Company’s members harvested 2.3 million tons of sugarbeets from the 2004 crop, the second largest crop ever delivered to the Company. Sugar content of the 2004 crop at harvest was 5.5% below the average of the five most recent years. Because of the size and quality of the crop delivered, the Company’s overall production of sugar from the 2004 crop sugarbeets was slightly more than the most recent 5-year average, but less than long term averages on sugar produced per ton of beets sliced. During September, October and November, unseasonably wet conditions caused harvest to be very difficult, resulting in 5,000 acres remaining unharvested due to the excess moisture in the fields. The Company’s initial beet payment estimate totaled $35.02 per ton or $.123388 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2005.

The production of sugar and by-products for the 2004 crop was very close to forecasted numbers. However, because of added operational costs resulting from higher energy costs and other additional operational costs resulting from beet quality issues, and if current year revenues and expenses continues with the current fiscal year trends, the Company anticipates that there is a potential for a slight decrease in beet payment to growers for the 2004 crop sugarbeets.

The Company currently estimates the average net selling price of the Company’s sugar will be less than that of the prior year because of the volume available for sale (domestic production plus foreign imports) relative to the amount of estimated domestic consumption during the majority of the marketing year.

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

ESTIMATED FISCAL YEAR 2006 INFORMATION

The Board of Directors announced earlier in the current calendar year that the 2005 crop planted acreage would be remaining at an estimated 104,600 acres. On May 16, 2005 the board announced an increased opportunity to plant 3,600 acres of sugarbeets as a result of its analysis of available allocations resulting from the 2002 Farm Program.

Planting of the 2005 crop was approximately 75% completed in the month of April with the majority of the balance being planted within the first week of May. Cold, windy and dry conditions persisted from early April until late May. Those factors contributed to a normal level replant of 1,000 acres (1% of the crop). In May, approximately 2,500 of the available 3,600 additional beet acres were planted. Acres not planted were substantially the result of the available land already being planted into alternative crops.

By the first week of June, 107,000 acres has been planted with approximately 2,500 acres being replanted due to wind and colder than normal temperatures. Beginning with the first week of June and ongoing as of this report, substantially above normal rainfall has caused severe damage to a significant portion of the 2005 crop. The expected damage to the crop from this above normal rainfall means that the Company is anticipating that the financial outlook for the 2005 crop is, at this time, below average.

OTHER INFORMATION

Provisions of the current Farm Bill and existing trade agreements between the United States (“U.S.”) and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently, imports provide about 12% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace will result in serious adverse sugar pricing consequences. The Company believes that, should the U.S. Congress pass certain proposed regional or bi-lateral trade agreements that have been or are currently being negotiated, those trade agreements will represent a serious public policy challenge to itself and the domestic sugar industry. The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Central American Free Trade Agreement; the Andean Free Trade Agreement; the Thailand Free Trade Agreement and the South African Customs Union Free Trade Agreement. Many of the countries included in these agreements are major sugar producers and exporters.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.  The U.S. sugar industry and the Company recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to actively oppose any agreement that calls for additional sugar access to domestic market place. The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

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

On May 31, 2005, Bakery, Confectionery, Tobacco Workers and Grain Millers International Union Local 405-G voted to accept a negotiated 6-year labor agreement with the Company.

The Company’s Audit Committee and management are working toward meeting all required SEC and PCAOB documentation, certification and best business practices as required by federal legislation (the Sarbanes Oxley law). As the SEC and PCAOB adopt new rules and propose future rules, the Company is positioning itself to continue being in compliance. The Company’s Audit Committee and management have been seeking guidance from the SEC and experts in the appropriate areas as needed.

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

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank for calendar years 2005 and 2006 of $45.0 million, of which $1.0 million is currently available for a letter of credit. On June 28th, 2005, the Company renewed, through 5-31-06, the seasonal and term lines of credit with its primary lender Co-Bank. This renewal contained substantially the same terms and conditions as the expiring seasonal and term lines of credit agreement with Co-Bank.

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

As of May 31, 2005 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2005 totals $31.6 million compared to $14.6 million at August 31, 2004, an increase of $17.0 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. During the sugar production campaign, normally starting early in the first quarter and ending in the third quarter, Working Capital is built up due to the margins of production exceeding the ongoing operations and maintenance expenses. After the conclusion of the sugar production campaign, normally ending in the third quarter, the Company has ongoing operations and maintenance expenses without the benefit of offsetting production, thereby, when combined with capital expenditures, which are heavier during the 3rd and 4th quarters, and equity revolvements, working capital is drawn back down to fiscal year end projections.

The targeted working capital for August 31, 2005 has been reduced to approximately $11.3 million dollars, down $1.3 million dollars as a result of the approval of additional capital expenditure projects.

The primary factor for the changes in the Company’s financial condition for the nine months ended May 31, 2005 was due to the seasonal needs of the 2004/2005 sugarbeet-processing season. The cash used to provide for operations of $12.3 million and investing activities of $2.1 million was funded through financing activities of $14.3 million. The net cash provided through financing activities of $14.3 million was primarily provided through proceeds from short-term debt of $19.1 million; offset by payment of long-term debt and financing fees of $4.8 million.

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$24.7MM	$3.6MM	$14.4MM	$6.7MM	0
Bonds Payable Obligations	$21.0MM	$1.7MM	$5.7MM	$4.4MM	$9.2MM
Operating Leases	$3.1MM	$.9MM	$1.9MM	$.3MM	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$48.8MM	$6.2MM	$22.2MM	$11.4MM	$9.2MM

Capital expenditures for the nine months ended May 31, 2005 totaled $2.1 million. Capital expenditures for fiscal year 2005 are currently estimated at $7.2 million.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits	Item #31.1	Section 302 Certification of the President & Chief Executive Officer
Item #31.2	Section 302 Certification of the Executive Vice President & Chief Chief Financial Officer
Item #31.3	Section 302 Certification of the Controller & Chief Accounting Officer
Item #32.1	Section 906 Certification of the Chief Executive Officer & Chief Financial Officer

b)	Reports on Form 8-K

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

        On May 17, 2005, the Company announced that its Primary Lender has administratively extended the Company’s loan agreements, which were due to be renewed on 6-1-05, for a period of 30 days. This extension is not the result of difficulties with the Company’s loan renewal, rather it was requested by the Lender in order to allow it to more efficiently direct its resources to objectives of a more immediate nature. No action by the Company’s management or its Board of Directors was required by the Lender for this extension. Other than a new loan maturity date, all terms and conditions of the extended loan agreements remained the same.

        On May 17, 2005, the Company’s Board of Directors modified the planting level for the 2005 crop to 148% of base acres plus a 2% measuring tolerance for a total planting of 150% of base acres. The Board had first established plantings for the 2005 crop at 143% of base acres plus 2% measuring tolerance in February 2005.

        On June 28th, 2005, the Company renewed, through 5-31-06, the seasonal and term lines of credit with its primary lender Co-Bank. This renewal contained substantially the same terms and conditions as the expiring seasonal and term lines of credit agreement with Co-Bank.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE

(Registrant)
Date: July 14, 2005	/s/ DAVID H. ROCHE

David H. Roche President and Chief Executive Officer
Date: July 14, 2005	/s/ STEVEN M. CASPERS

Steven M. Caspers Executive Vice President and Chief Financial Officer