Form 10-K
period 2005-08-31
MINN DAK FARMERS COOPERATIVE
filed 2005-11-29
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended
AUGUST 31, 2005

Or

☐  Transition Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File
No. 33-94644

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
NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES  ☐     NO  ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  ☐     NO  ☒

        Minn-Dak Farmers Cooperative (the Company) has previously registered securities for offer and sale pursuant to the Securities Act of 1933, as amended (the “Securities Act”). As a result of that previous registration under the Securities Act, under Sections 15(d) and 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is obligated to file quarterly reports on form 10-Q, annual reports on Form 10-K and supplemental reports on Form 8-K. However, the Company has not registered any of its securities under Section 12(g) of the Exchange Act. The Company is exempt from any obligation to register its securities under the Exchange Act due to the provisions of Section 12(g)(2)(E), which exempts from Exchange Act registration any security of an issuer, such as the Company, which is a “cooperative association” as defined in the Agricultural Marketing Act of 1929. As a result, those provisions of the Exchange Act, which are applicable only to securities registered under Section 12 of that act, do not apply to shares issued by the Company. The provisions, which do not apply to the Company’s shares, include the regulation of proxies under Section 14 of the Exchange Act and the reporting and other obligations of directors, officers and principal stockholders under Section 16 of the Exchange Act.

        As of November 15, 2005, 477 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 3% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company’s available stock was traded at arm’s length during the fiscal year ended August 31, 2005. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and ranged in price from $2,700 to $3,000 per unit. The fourth quarter did not have any arms length transactions.

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

        Minn-Dak Farmers Cooperative is a North Dakota agricultural cooperative that was formed in 1972 and currently has 477 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company’s offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company’s facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company and United States Sugar Corporation. The Company’s beet molasses and beet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company.

        Minn-Dak’s corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075, (telephone number (701) 642-8411). Its fiscal year ends August 31.

PRODUCTS AND PRODUCTION

        The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also produces and markets certain co-products of the sugar it produces, such as beet molasses and beet pulp pellets. The Company also owns an 80% interest in Minn-Dak Yeast Company, Inc., which has facilities located near the Company’s sugar production location. Minn-Dak Yeast Company, Inc. produces fresh baker’s yeast and provided revenues totaling approximately 4% of the Company’s gross revenues for the fiscal year ended August 31, 2005.

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

RECENT CROPS

        The Company’s members harvested 1.8 million tons of sugarbeets from the 2005 crop, approximately 15% below long-term averages due to reduced yields per acre and lower than average harvested acres. Sugar content of the 2005 crop at harvest was 7% below the average of the five most recent years because of less than desirable crop growing conditions. Due to the lower harvested tons and below average sugar content, the Company’s production of sugar from the 2005 crop sugarbeets is expected to be 21% less than the average of the five most recent years of sugar production. Because of the below average yields from the 2005 crop, the Company has purchased approximately 156,000 tons of sugarbeets from a neighboring sugarbeet cooperative that had experienced a record harvest, and was interested in reducing its processing season risks associated with the large crop. The purchase of additional tons of sugarbeets is expected to have a positive impact to the operations of the Company. Due to a number of beet storage and operational factors that are subject to change when a processing season is extended, the exact amount of the positive impact is not known at this time. This forward-looking material is based on the Company’s expectations regarding the processing of the 2005 sugar beet crop (excluding the impact of the purchase of additional tons of sugar beets by the Company); the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets. The Company’s initial beet payment estimate totals $36.00 per ton or $.130587 per harvested / extractible pound of sugar, with the final beet payment determined in October of 2006. This projected payment is slightly more than the final 2004 crop payment per ton and per extractible pound. The higher projected 2005 crop payment results from higher sugar and co-product prices versus the prior year but mostly offset by lower sugar and co-product production and increased operating and fixed costs per ton.

        For a discussion of the 2004, 2003 and 2002 crops and results of operations for fiscal years 2005, 2004 and 2003, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

MARKETING, CUSTOMERS AND PRICING

        United Sugars Corporation (“United Sugars”), a common marketing agency operating on a cooperative basis, is the marketer for the Company’s sugar. The Company owns United Sugars along with two other sugar-producing companies (American Crystal Sugar Company and United States Sugar Corporation) and exists to market sugar produced by the three member owners.

        As of this writing the Company has an ownership interest in United Sugars (year to date contributed capital) totaling $1.5 million, which represents approximately 13% of the total.

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

        Southern Minnesota Beet Sugar Cooperative officially terminated its membership in United Sugars Corporation as of August 31, 2004. The marketing or financial impact to United Sugars or to the Company of the departure of this member was not substantial.

        United Sugars sells industrial bulk sugar, industrial bagged sugar, packaged sugar for retail and specialty sugars. It distributes both cane sugar and beet sugar, and distributes sugar to customers over a large geographical area. United Sugars markets the Company’s sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars includes most of the large domestic industrial sugar users. The customer base also includes retail grocery companies and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2005, 94% of the Company’s sugar was shipped in bulk form, mostly to industrial users, and 6% in bagged powdered sugar.

        The prices at which United Sugars sells the Company’s sugar fluctuate periodically based on changes in domestic sugar supply and demand. Bulk sugar, the largest portion of the Company’s sales, is contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold mostly on a spot or quarterly basis. Current net selling prices for sugar are forecast to be higher than the prior two years because of: (1) increased demand for sugar; and (2) a reduced level of domestic supply, due to the effects of damage to cane crops in Louisiana and Florida from recent hurricanes and lower than average yields and planted acres in sugarbeets in the US.

        The Company markets its co-products, dried beet pulp and beet molasses, through Midwest Agri-Commodities Company (“Midwest Agri”), a cooperative whose members are the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company. Midwest Agri markets beet pulp, beet molasses and other liquid livestock feed for its member owners as well as non-members. Beet pulp is marketed to livestock feed mixers, livestock feeders and other animal feed sellers (pets, horses etc.) in the United States and foreign markets.

        As of this writing the Company has a 25% ownership interest in Midwest Agri, and has contributed capital that totals 13% of all capital from members.

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

        For the year ended August 31, 2005, approximately 56% of Midwest Agri’s beet pulp production was exported to Asia, Europe, and Africa and the remaining 44% was sold in North America. The market for beet pulp is affected by the availability and quality of competitive feedstuffs and by the strength of the U.S. dollar relative to local currencies in export markets. Dried beet pulp prices increased in FY 2005 due a combination of several factors, including: the continuing reduction of competition in Japan and Korea from China; the relative strength of both the European Euro and the Japanese Yen against the U.S. dollar, making U.S. exports more attractive; and a softening in the ocean freight rate market resulting in lower costs to move beet pulp overseas. Beet molasses is marketed primarily to yeast manufacturers, pharmaceutical companies, livestock feed mixers and livestock feeders. Beet molasses prices increased in FY 2005 primarily due to the reduction in worldwide supplies of both cane and beet molasses in the market. Poor crops in Asia have resulted in lower supplies of cane molasses. Smaller United States production of sugar beets and the increased use internally of beet molasses in de-sugaring processes have reduced the amount of beet molasses available for sale domestically. The tightening supply situation has resulted in higher prices in the market.

        Co-product sales accounted for approximately 15% of the Company’s total consolidated net sales revenue during FY 2005. This relationship is primarily a function of the average market prices for sugar, beet pulp, beet molasses and fresh yeast and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices and production of these products fluctuate independently of each other.

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

GROWERS’ AGREEMENTS

        The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 2005 through 2007 (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless the Company, prior to the automatic renewal, has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the two-year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow the maximum number of acres per share authorized by the Board of Directors for each farming year. The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each Unit of Preferred Stock held by the members. For the 2005 crop year the Company’s Board of Directors authorized members to plant 1.50 acres per unit. For the 2006 crop year, the Company’s Board of Directors has authorized members to plant 1.62 acres per unit. The larger than anticipated acres authorized for planting is due in part to the small 2005-crop resulting in more sugar allocations being available for the 2006-crop production. (For a discussion of the current farm bill sugar allocations, see Management’s Discussion on Government Programs and Regulations.)

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

        Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Company’s Board of Directors and management, but will not exceed 65% of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70% of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80% of the estimated price per pound of extractable sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95% of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company’s fiscal year, ending on August 31, and is in an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company’s annual patronage net income, if any, which is equal to the Company’s sales less all expenditures and member beet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members’ sugarbeets; such amounts are distributed in either cash payments or allocated in the form of patronage credits to the member’s patronage account on the books of the Company.

COMPANY DISTRICTS

        The Company’s by-laws provide that the Company’s members are to be divided into districts for the purposes of voting and the election of members of the Board of Directors. Those districts do not have specific geographic boundaries but, instead, contain a loosely defined area representing the area served by a particular piling station to which members deliver their sugarbeets for storage until the sugarbeets are to be processed. When a member joins the Company, he or she is assigned to a particular district based upon criteria including: (i) the physical location of the shareholder’s sugarbeet growing acres relative to a piling site; (ii) if the previous criteria do not clearly indicate the district to which the shareholder should be assigned, then the physical location of the shareholder’s base of farming operations relative to a piling site (some members deliver sugarbeets to more than one piling site due to the locations of their various fields, even though they are assigned to membership in only one district); and (iii) if the first two criteria do not provide a clear indication of the district to which the shareholder should be assigned, then the shareholder is given the option of being assigned to the district which would best serve the needs of that shareholder.

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

        During the fiscal year ended on August 31, 2005, the Company contributed approximately $89,000 to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities. $20,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $103,000 to the Sugar Association for their research activities and membership dues.

        The Company also has established a sugarbeet seed committee, which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties that should be approved for use by the Company’s shareholders.

ENVIRONMENTAL MATTERS

        The Company is subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Other than what is provided herein, the Company is currently not aware of any areas of non-compliance.

        The Company has been notified under new National Emission Standards for Hazardous Air Pollutants for Industrial Commercial and Institutional Boilers and Process Heaters Rules finalized on 9-13-04, that it is listed as a major source of certain hazardous air pollutants and not in compliance with the new rules. The company has until 9-13-07 to come into compliance with these regulations. At this time the Company believes that it will be compliant within the time period required under the regulations and does not anticipate the associated costs to become compliant will have a material impact on its cost structure.

        The Company has $1.1 million of environmental capital improvements budgeted for FY 2006.

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

MARKET AND COMPETITION

        Current U.S. Government statistics estimate total U.S. sugar deliveries for domestic food and beverage consumption at 185.5 million cwt refined for the fiscal year beginning October 1, 2004 and ending September 30, 2005. For the same period ending in 2004, total deliveries were 180.9 million cwt refined. Comparing the two years shows demand increased 2.5% for U.S. sugar sellers. After experiencing strong and steady growth during the 1990’s, U.S. demand for sugar was relatively flat to down until FY year 2004. Sugar in imported products has continued its growth and has displaced domestic deliveries in the process. However, this rate of growth has slowed compared to the prior year. According to USDA statistics, sugar in imported products grew 5.4% in the first 3 quarters of FY 2005 versus the prior year. This rate contrasts with the 12.2% rate of increase in the first three quarters of FY 2004 relative to FY 2003.

        Given the size of the domestic market, the Company’s sugar production and sales represent approximately 3% of the total domestic market for refined sugar in 2005. United Sugars, which sells the Company’s production through a sugar marketing pool, represents approximately 28% share of the U.S. sugar market.

        The U.S. refined sugar market has grown over the past twenty-five plus years, despite a loss of demand to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame and sucralose have also been developed to substitute for sugar. The substitution of non-sugar sweeteners for sugar not only reduced demand for sugar in the United States, but has also resulted in a high degree of sugar industry contraction. Since 1996 more than one third of all U.S. beet and cane mills and refineries have closed, 32 plants in total. Also, sugar companies have been consolidating or closing as a result of marketplace conditions. Today there are seven sugar sellers, with 90% of U.S. sugar market share concentrated in the top five sellers, most of which are fully integrated beet and cane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, Domino, Amalgamated Sugar Company and Cargill. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

GOVERNMENT PROGRAMS AND REGULATION

        Domestic sugar prices are supported under a program administered by the United States Department of Agriculture (“USDA”). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996 and now The Farm Security and Rural Investment Act of 2002 (the “Farm Bill”), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The U.S. currently imports approximately 19% of its domestic needs. The Farm Bill maintains the basic 18-cent per pound loan rate for raw sugar and puts in place a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates are effective for crop years 2002 through 2007. Price support loans are made on a non-recourse basis, which means the sugar processor is able to forfeit sugar to CCC if sugar prices the Company receives in the marketplace are below the loan rate.

        However, the Farm Bill also provides that, to the maximum extent possible, the Secretary of Agriculture of the USDA (the “Secretary”) shall operate the sugar program at no cost to the Federal Government by avoiding the forfeiture of sugar to CCC. The Farm Bill further provides for the imposition of marketing allotments each crop year for the marketing, by processors, of sugar processed from sugarbeets and domestically produced sugarcane at a level that the Secretary estimates will be needed to avoid forfeitures of sugar to the CCC. The Secretary only suspends allotments whenever the Secretary estimates or re-estimates, or has reason to believe, that imports of sugar for human consumption will exceed 1,532,000 short tons raw value.

        Each domestic processor of sugar, which includes the Company, is provided an allocation whenever allotments are in effect, based upon a formula. The Company believes that the amount of allocation it can expect to receive from the Secretary in each year of the Farm Bill may not be sufficient to allow it to sell all of its production of sugar in the domestic market for human consumption. Any amount of sugar produced by the Company within an allotment year that does not have a corresponding allocation will have to be marketed into alternative markets or held until such time that allotments are lifted or additional allocations become available. The Company anticipates that it may have to adjust its production of sugar each year to more closely match its anticipated allocation. Such is the case with the production of sugar from the 2004 and the 2005 crop when planted acres of sugarbeets by grower-members were reduced 7.5% and 4.5% respectively. To the extent that the Company has to market any over-allocation sugar into alternative markets, or reduce production to more closely match its anticipated allocation, it is not expected that those decisions would have a material adverse effect on the operations of the Company.

        Under the General Agreement on Tariffs and Trade Act of 1990 (“GATT”), tariff rate quotas were implemented for certain sugar producing countries that provided for a fixed quantity of sugar imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 15.36 cents per pound of refined sugar prior to shipment (to date, very little sugar has been imported under this higher tariff level). Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the GATT the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

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

        The 147 members of the WTO reached an agreement July 31, 2004, on a framework for the final phase of the Doha Development Agenda of global trade talks. The original deadline to complete talks by January 1, 2005, has been postponed, and the next WTO Ministerial Conference will be held in Hong Kong in December 2005, at which point the talks could near their conclusion. The effect of any final WTO agreement on United States farm programs and the sugar program in particular will depend largely on the details of the agreement, which have not yet been fully negotiated.

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

        The Company is concerned that low world sugar prices and a trade conflict between the U.S. and Mexico over high fructose corn sweeteners could permit de facto acceleration of the side agreement under NAFTA. Under the NAFTA tariff schedule, second tier sugar tariffs are set at approximately 4.53 cents in 2005 but decline by approximately 1.5 cents per year until reaching zero in 2008. The Company believes that current low world raw sugar prices make it feasible for Mexican second tier sugar to enter the United States marketplace. In contrast to Mexico’s duty free access to the United States sugar market, which is at 250,000 metric tons per year, NAFTA contains no restrictions on second tier imports. To date Mexico has exported some second-tier tariff sugar to the U.S. because their sugar marketplace is in an excess supply position.

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

        The Company also believes that should the U.S. Congress approve certain proposed regional or bi-lateral trade agreements that have been or are being negotiated with several countries, then those trade agreements also will present a serious public policy challenge to itself and the domestic sugar industry. Should these proposed regional or bi-lateral trade agreements be approved by Congress with sugar access provisions similar to the access provisions encompassed in the recently passed Central American Free Trade Agreement (CAFTA) regional trade agreement, the Company believes that there could be adverse financial consequences to itself and its members.

        The Farm Bill provides price support provisions for sugar. However, if the price support program including the Tariff Rate Quota system described above were eliminated in its entirety, or if the effectiveness that the United States’ price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects could impact the Company’s continued viability and the desirability of grower sugarbeets for delivery to the Company.

EMPLOYEES

        As of November 9, 2005, the Company had 287 full-time employees, of whom 253 were hourly and 34 were salaried. It also employs approximately 339 additional hourly seasonal workers during the sugar beet harvest and processing campaign. In June 2005 the Company concluded the negotiations for a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, CLC) for its factory employee group. The contract became effective June 1, 2005 and continues through May 31, 2011. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health, dental and vision insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

ITEM 2.	PROPERTIES

        The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley area of Minnesota-North Dakota. The Company owns the factory, receiving sites, and the land on which they are located.

        The properties are adequate to process normal and above normal crop sizes, and for the last three years have averaged a slice rate of 9,300 tons per day. The 2005-crop was damaged by excess rain in the months of May, June and July, producing approximately 1,810,000 tons of sugarbeets. If the Company encounters normal weather patterns, which will in turn provide normal beet storage conditions, then it does not anticipate having difficulty in processing the 2005 crop and additional sugarbeets purchased.

        Minn-Dak Yeast Company, Inc, of which the Company is an 80% owner, operates a single yeast manufacturing factory at Wahpeton, North Dakota. Minn-Dak Yeast Company, Inc. owns the factory and the land on which it is located. During fiscal 2005, fresh yeast was produced and sold into the domestic yeast marketplace.

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

        In February 2005, McNeil Nutritionals, LLC (“plaintiff”) of Fort Washington, PA, sued the Company, other sugar manufacturers and the Sugar Association in U.S. District Court for the District of Delaware. The plaintiff alleges that the Company and the other defendants have committed acts that constitute false advertising, deceptive trade practices and unfair competition under Delaware law. The plaintiff is asking for unspecified dollar damages in the suit, including such other and further relief as the Court may deem just and proper. A legal firm has been hired to represent and defend the Company and the other defendants that are being sued in this case. The Company believes that plaintiff’s claims are without merit and has begun a vigorous defense. It is unknown at this time when, or if, this matter will go to trial, or what the outcome of the suit will be.

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

        There were no matters submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2005.

        At the Annual Meeting of Shareholders which is to be held on December 6th, 2005, the following seats on the board of directors will be up for election: District #4, District #5, and District #7. A brief biography of each of the candidates for the open seats follows.

DISTRICT #4

        MICHAEL HASBARGEN has been a director since 1993 and is currently serving as board chairman; he has also served as vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also serves on the board of directors of United Sugars Corporation, Midwest Agri-Commodities Company, and Minn-Dak Yeast Company. Mr. Hasbargen is the brother-in-law of Mr. Steven Caspers, Executive Vice President & Chief Financial Officer.

DISTRICT #5

        BRENT DAVISON has been a director since 2003 and is one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC. Mr. Davison earned his B.S. degree in Education at Concordia College, Moorhead, MN, graduating in 1972. Mr. Davison taught school in Warren, MN from 1972 until coming home to farm near Tintah, Minnesota area in 1974. He is currently serving on the Tintah Township Board and is a former volunteer fireman and first responder.

DISTRICT #7

        PAUL SUMMER is the incumbent from this district and has declined to run for re-election to the board of directors.

        DALE BLUME graduated from the NDSU with a degree in Ag Economics in 1973. He began farming in 1971 and continues to farm today. Mr. Blume is one of Minn-Dak Farmers Cooperative’s original stockholders. Mr. Blume is a member of the Grant County FSA Board, the Delaware Township Board, and is a director at the First State Bank in Kensington, MN. He is also the co-chairman of the administrative council and on the financial committee of the United Methodist Church in Herman.

        TOM MORGAN graduated from Tintah High school in 1973. After graduating he worked for a telephone company laying lines.  He returned to the Tintah area in 1974 and began to farm with his father.  In 1986 Mr. Morgan took over the entire operation and currently raises sugarbeets, corn, wheat, and beans.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 3% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company’s available stock was traded at arm’s length during the fiscal year ended August 31, 2005. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and ranged in price from $2,700 to $3,000 per unit. The fourth quarter did not have any arms length transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the last five fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included elsewhere in this report.

	Fiscal Year Ended August 31,
FINANCIAL DATA	2005	2004	2003	2002		2001
(in thousands)

Revenues	$189,681	$198,941	$193,817	$158,003		$177,899
Distribution of net proceeds (1)	88,409	107,909	109,663	84,224		94,620
Total assets	158,996	168,563	171,254	171,573		161,737
Long-term debt, including current Maturities	44,455	50,215	55,920	61,580		53,205
Members’ investment (2)	83,410	82,150	81,647	76,912		76,203
Property and equipment additions, Net of retirements	4,754	5,487	9,148	4,582		914
Working capital	12,433	14,578	17,798	11,647		11,974

RATIOS
Ratio of long-term debt to equity (3)	.47	.56	.63	.74		.64
Ratio of net proceeds to fixed charges (4)	31.53	37.99	32.01	23.48		20.25
Current ratio	1.38	1.39	1.50	1.34		1.35

PRODUCTION DATA (5)
Acres harvested	98,819	112,849	112,346	92,395		94,856
PIK acres	0	0	0	9,881		8,620
Tons of sugarbeets purchased	2,295,904	2,264,154	2,383,936	1,666,663		2,062,162
Tons purchased per acre harvested	23.23	20.06	21.22	18.04		21.74
Payment to members per ton of sugarbeets delivered, plus allocated patronage and unit retains (6)	$38.22	$47.35	$44.33	$46.17		$42.34

Sugar (cwts):
Produced	5,868,576	6,424,346	6,112,522	5,076,252	*	6,310,374	*
Sold (includes purchased sugar)	6,092,025	6,602,252	5,580,872	5,192,482		6,757,402

Beet pulp pellets (tons):
Produced	119,054	112,483	99,733	78,408		97,731
Sold	113,913	110,424	98,911	85,209		89,282

Beet molasses (tons):
Produced	89,797	104,883	100,585	72,123		92,333
Sold	73,824	92,852	86,616	75,090		91,218
Used for yeast production	23,045	20,095	19,270	15,164		17,123

Yeast (pounds, in thousands):
Produced	32,043	29,253	28,458	22,254		25,582
Sold	31,984	29,436	28,394	22,327		25,421
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

(5)     Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2005, relates to the 2004 crop).

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

External Risk Factors That May Affect the Company:

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

LIQUIDITY AND CAPITAL RESOURCES

        Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $45.0 million, and successfully completed its annual renewal of this financing arrangement in June 2005 covering a one-year period ending May 31, 2006. The Company anticipates using the USDA Sugar Loan Provisions contained in the 2002 Farm Bill to provide an additional source of seasonal financing for the 2005 and future crops. The Company has available $1 million of its $45 million seasonal line of credit for a Letter of Credit if necessary.

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

        As of August 31, 2005 the Company was in compliance with its loan agreement covenants with the Bank.

        Working capital decreased $2.1 million for fiscal year 2005. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately 5-years of Co-Bank long-term debt remaining and it has two tax exempt bond issues, one with $7.0 million remaining and one with $14.0 million remaining. During the year ended August 31, 2005, the Company began recording certain of the $14.0 million bonds from long-term to short-term liabilities to reflect the bond amortization schedule. With a combined bank long-term debt payment and two long-term bond payments, the Company’s working capital position has been decreasing, and as a result, has anticipated re-structuring its remaining $19.9 million long term debt package with Co-Bank when working capital requirements show a need for doing so. The Company has held preliminary discussions with Co-Bank regarding the future restructuring of its long-term debt package and does not anticipate difficulty in achieving debt restructuring in the future. As of August 31, 2005, the Company achieved its targeted working capital position.

        The company has protected itself from interest rate fluctuations through a strategy of using tax-exempt bond financing and a term debt portfolio that fixes rates and maturities into the future on set amounts of debt. The current term debt portfolio is expected to provide the company stable term debt interest rates over the next four years at approximately 100 basis points under current market rates for similar maturities. An increase or decrease in the interest rate market of 100 basis points is expected to have little impact on the profitability of the Company as a result of its interest rate strategy. Capital expenditures for fiscal year 2003 were $9.4 million, for fiscal year 2004, $6.0 million and for fiscal year 2005, $4.9 million. Capital expenditures for fiscal year 2006 are currently estimated at $4.1 million.

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-term debt	$23.5MM	$3.6MM	$14.4MM	$5.5MM	0
Bonds Payable	$21.0MM	$1.7MM	$ 5.7MM	$3.2MM	$ 10.4MM
Operating leases	$ 2.2MM	$ .8MM	$ 1.4MM	0	0
Unconditional Purchase obligations	0	0	0	0	0
Other long-term Obligations	0	0	0	0	0
Total contractual cash Obligations	$46.7MM	$6.1MM	$21.5MM	$8.7MM	$10.4MM

        As of August 31, 2005, $1.5 million of the restricted bond investments remained for future solid waste capital expenditure projects.

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

COMPARISON OF THE YEARS ENDED AUGUST 31, 2005 AND 2004

        Revenue for the year ended August 31, 2005, decreased 5 percent or $9.3 million from 2004. Revenue from total sugar sales decreased $11.4 million or 7 percent reflecting an 8 percent decrease in cwt sold, and a 1 percent increase in the average net selling price per cwt. Revenue from co-products increased 1 percent, reflecting a decrease of 14 percent in volume, offset by a 15 percent increase in the average selling price per ton. The decrease in volume of sugar and co-products sold is attributable to the lower sugar content, less marc in the beets, and high purity in the 2004 crop of beets delivered by shareholder/growers.

        Revenues from yeast sales increased 2 percent reflecting an increase in volume of 9 percent, and a decrease in price of 7 percent.

        The value of finished product inventories in fiscal year 2005 decreased $2.9 million from fiscal year 2004, a result of lower sugar and molasses inventories at fiscal year end.

        Cost of product sold, exclusive of grower payments for sugarbeets, increased $3.3 million or 6.3 percent. Of the $3.3 million, $3.2 is attributed to the Minn-Dak Farmers Cooperative (MDFC) operation and $0.1 million is attributed to the Minn-Dak Yeast Company (MDYC) operation.

        Of the $3.2 million increase in the MDFC operation, the cost of operations and maintenance increased as a result of wet harvest conditions when compared to a crop with normal harvest conditions. Excess mud reduced pile storage effectiveness, total sugar available for extraction, and reduced the daily factory throughput. As a result, less sugar was extracted, while the Company encountered higher daily operating costs. Daily operating costs were negatively impacted due to the use of more chemicals, coal, coke, and limerock, which, in turn, were further compounded by a rise in energy costs associated with the production and shipment of those operating materials.

        Sales and Distribution costs increased $7.1 million or 24 percent. Increases are mainly the result of the cost of purchased sugar and the cost of marketing allocations. General and Administrative expenses increased $.2 million or 3 percent. Employee costs and trade association dues were the primary reasons for the increase. Interest expense decreased less than $.1 million reflecting a lower level of debt and an increased rate of interest.

        Overall, the cost per cwt of sugar produced increased 16 percent versus the prior year due to a 7 percent increase in costs and a 9 percent reduction in sugar produced.

        Other business income increased $.4 million in fiscal year 2005 due primarily to patronage dividends from other cooperatives.

        Net payments to members for sugarbeets delivered by the shareholder/growers, decreased by $19.5 million or 19 percent in fiscal year 2005 and totaled $82.6 million. As of August 31, 2005, the board of directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $4.6 million to shareholders compared to $4.5 million in the previous year. The payment of $4.6 million will leave approximately 7.6 years of prior years’ patronage and per unit retains still outstanding versus the prior year of 7.9 years outstanding.

COMPARISON OF THE YEARS ENDED AUGUST 31, 2004 AND 2003

        Revenue for the year ended August 31, 2004 increased 3% or $5.1 million from 2003. Revenue from total sugar sales increased $10.6 million or 6% reflecting an 8% increase in cwt sold, and a 2% decrease in the average selling price per cwt. Revenue from co-products, excluding the newly developed local wet/pressed pulp feed initiative, increased 20%, reflecting an increase of 21% in volume, offset by a 1% decrease in the average selling price per ton. The increase in volume of sugar and co-products sold is directly attributable to the high quality 2003 crop of beets delivered by shareholder-growers and the steam pulp dryer addition to the plant operations.

        Revenues from yeast sales remained relatively unchanged reflecting an increase in volume of 3.7%, and a decrease in price of 4.1%.

        The value of finished product inventories in fiscal year 2004 decreased $4.7 million, from fiscal year 2003, a result of lower sugar and molasses inventories at fiscal year end.

        Cost of products sold, exclusive of grower payments for sugarbeets, increased $2.9 million or 5.7%. Of the $2.9 million increase, $2.7 million of the increase resulted from the Minn-Dak Farmers Cooperative (MDFC) operation and $0.2 million from the Minn-Dak Yeast operation. Of the $2.7 million increase in the MDFC operation, $1.5 million was due to fixed costs such as employee benefits (health insurance & pension) and depreciation; The balance of cost increases, or $1.2 million, resulted from higher factory maintenance costs and beet trucking and beet handling costs, offset somewhat by lower operating costs, mostly resulting from fewer tons of beets sliced. The cost per cwt of sugar produced only increased 1%, primarily due to the high sugar content and quality of the beet delivered by shareholders. The cost per ton of beets sliced increased 10% due to the higher costs discussed above.

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

        Other business income decreased $3.0 million in fiscal year 2004. The decrease resulted primarily from the fiscal year 2003 gain (net of tax) on the sale of the Company’s 5% ownership interest in ProGold, LLC, located in Wahpeton, North Dakota vs. no comparable activity in fiscal year 2004.

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

ESTIMATED FISCAL YEAR 2006 INFORMATION

        The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members’ sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year in question, the first payments to members for their sugarbeets are based upon the Company’s then-current estimates of the financial results to be obtained from processing the crop in question and the subsequent sale of the products obtained from processing those sugarbeets. This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2005 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2005 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugarbeet crop are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

        The Company’s members harvested 1.8 million tons of sugarbeets from the 2005 crop, the smallest harvested crop since the completion of the Company’s expansion completion in 1998. Sugar content of the 2005 crop at harvest was 7% below the average of the five most recent years and lower than any individual year. The Company is projecting the sugar production from the 2005-crop at the lowest levels since the expansion. Unusually high levels of rainfall from May through July caused significant tonnage and quality reductions. Because of the below average yields from the 2005 crop, the Company has purchased approximately 156,000 tons of sugarbeets from a neighboring sugarbeet cooperative that had experienced a record harvest, and was interested in reducing its processing season risks associated with the large crop. The purchase of additional tons of sugarbeets is expected to have a positive impact to the operations of the Company. Due to a number of beet storage and operational factors that are subject to change when a processing season is extended, the exact amount of the positive impact is not known at this time. This forward-looking material is based on the Company’s expectations regarding the processing of the 2005 sugar beet crop (excluding the impact of the purchase of additional tons of sugar beets by the Company); the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets. The Company’s initial beet payment estimate totals $36.00 per ton or $.13050932 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2006. This projected payment per pound is 4% more than the final 2004 crop payment per ton/pound, but 6% more than the original projected 2004 crop payment per ton/pound. The higher projected 2005 crop payment results from what management believes is a consistent approach to forecasting sugar production and sugar production costs from a commodity, while harvested, is still at risk for adverse storage conditions.

        From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company’s operating and fixed costs. Revenues for the crop year 2005 are expected to be 13% below the 2004 crop year due to reduced sugar production, offset by higher prices. The deduction of operating costs results in an estimated 2005 crop gross payment to growers for sugarbeets of $65.2 million, which is less than that of the 2004 crop year of $82.6million. The 2005 crop beet payment decrease results from less harvested tons, lower sugar per ton, higher operating costs and offset some by higher sugar and co-product prices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s long-term debt interest costs are stabilized through the use of multi-year interest rate locks on various amounts and terms through its primary lender Co-Bank. This strategy allows the Company to project future interest costs and cash flows with a reasonable degree of accuracy.

        The Company’s short-term debt will vary from year to year based on the short-term interest rate market. Average short-term debt borrowing levels have been $26.3 million for 2005, $25.0 million for 2004 and $27.1 million for 2003. Because each year’s short-term debt is closely associated with a crop year, the interest fluctuations will have a direct impact on the final grower beet payment.

        The Company will from time to time have a purchase obligation in foreign currency as a result of approved capital expenditure projects, and may reduce the risk of currency exchange by forward purchasing the applicable currency required for the expenditure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

The Audit Committee
Minn Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2005, 2004, and 2003, and the related consolidated statements of operations, changes in members’ investments and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2005, 2004, and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly

Fargo, North Dakota
September 29, 2005

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2005, 2004, AND 2003

	2005	2004	2003

ASSETS

CURRENT ASSETS
Cash	$651,141	$270,482	$1,584,008

Receivables
Trade accounts	9,404,653	13,361,588	11,679,126
Growers	4,102,800	3,958,717	4,287,050
Income tax	9,990	523,938	—
Other	27,430	107,689	6,158

	13,544,873	17,951,932	15,972,334

Advances to affiliates - Midwest Agri-Commodities
Co. and United Sugars Corporation	—	—	41,914

Inventories
Refined sugar, pulp and molasses
to be sold on a pooled basis	19,730,432	22,637,988	27,348,166
Nonmember refined sugar	200,633	3,930	4,228
Yeast	114,845	93,516	125,995
Materials and supplies	7,037,784	6,625,424	6,188,047

	27,083,694	29,360,858	33,666,436

Deferred charges	1,444,959	1,252,038	1,192,948

Prepaid expenses	1,632,888	2,332,936	232,451

Current deferred income tax asset	541,000	502,000	507,000

Total current assets	44,898,555	51,670,246	53,197,091

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	22,959,208	22,768,791	22,076,854
Buildings	37,263,990	37,114,568	36,199,579
Factory equipment	130,803,415	127,715,324	116,155,207
Other equipment	3,574,258	3,468,307	3,463,745
Construction in progress	2,315,654	1,095,974	8,780,695

	196,916,525	192,162,964	186,676,080
Less accumulated depreciation	97,088,389	89,882,430	83,020,262

	99,828,136	102,280,534	103,655,818

OTHER ASSETS
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	11,038,556	10,073,518	9,889,861
Investment restricted for capital bond projects	1,491,930	2,472,142	3,400,649
Other	1,738,881	2,066,118	1,110,870

	14,269,367	14,611,778	14,401,380

	$158,996,058	$168,562,558	$171,254,289

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2005, 2004, AND 2003

	2005	2004	2003

LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$9,800,000	$10,145,000	$7,250,000

Current portion of long-term debt	3,600,000	3,600,000	3,600,000
Current portion of bonds payable	1,725,000	960,000	905,000

	5,325,000	4,560,000	4,505,000

Accounts payable
Trade	2,219,896	3,542,222	4,667,618
Growers	9,966,465	14,904,425	14,126,175

	12,186,361	18,446,647	18,793,793

Payable to affiliates - Midwest Agri-Commodities
Co. and United Sugars Corporation	1,472,747	259,466	—

Accrued liabilities	3,681,747	3,681,285	4,849,872

Total current liabilities	32,465,855	37,092,398	35,398,665

LONG-TERM DEBT, NET OF CURRENT PORTION	19,900,000	24,700,000	29,500,000

BONDS PAYABLE, NET OF CURRENT PORTION	19,230,000	20,955,000	21,915,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	1,300,000	1,242,000	783,000

OTHER	671,756	612,471	410,228

COMMITMENTS AND CONTINGENCIES (NOTE 11)	—	—	—

Total liabilities	73,567,611	84,601,869	88,006,893

MINORITY INTEREST IN EQUITY OF MINN-DAK YEAST COMPANY, INC.	2,018,551	1,810,234	1,600,776

MEMBERS’ INVESTMENT
Preferred stock
Class A - 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B - 100,000 shares authorized $75 par value;
72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C - 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200

	18,483,200	18,483,200	18,483,200

Common stock, 600 shares authorized, $250 par value;
477 shares issued and outstanding on 8-31-05,	119,250	122,000	122,000
488 shares outstanding on 8-31-04 and 8-31-03
Paid in capital in excess of par	32,094,407	32,094,407	32,094,407
Unit retention capital	1,379,798	3,048,825	4,959,289
Qualified allocated patronage	722,691	1,638,011	2,296,749
Nonqualified allocated patronage	23,694,526	20,510,179	18,140,978
Retained earnings	6,916,024	6,253,833	5,549,997

	83,409,896	82,150,455	81,646,620

	$158,996,058	$168,562,558	$171,254,289

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2005, 2004, AND 2003

	2005	2004	2003

REVENUE
From sales of sugar, sugar co-products, and yeast,
net of discounts	$189,681,378	$198,941,297	$193,816,618

EXPENSES
Production costs of sugar, co-products, and yeast sold	55,940,415	52,607,125	49,755,879
Sales and distribution costs	37,099,870	29,952,185	28,882,482
General and administrative	6,260,416	6,080,929	5,743,940
Interest	2,899,283	2,919,624	3,326,163

	102,199,984	91,559,863	87,708,464

OTHER INCOME (EXPENSE)	1,135,475	737,488	3,766,984

NET PROCEEDS RESULTING FROM MEMBER AND
NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	88,616,869	108,118,922	109,875,138

MINORITY INTEREST IN INCOME OF
MINN-DAK YEAST COMPANY, INC.	(208,317)	(209,458)	(212,132)

NET PROCEEDS RESULTING FROM MEMBER AND
NON-MEMBER BUSINESS	$88,408,552	$107,909,464	$109,663,006

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$662,191	$703,836	$3,974,143
Patronage income	5,191,808	5,128,308	4,767,872

Net income credited to member’s investment	5,853,999	5,832,144	8,742,015

Payments to members for sugarbeets, net of unit
retention capital	82,554,553	102,077,321	100,920,991

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$88,408,552	$107,909,465	$109,663,006

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENTS
YEARS ENDED AUGUST 31, 2005, 2004, AND 2003

	Preferred Stock	Common Stock	Paid in Capital in Excess of Par Value	Unit Retention Capital	Qualified Allocated Patronage	Non-Qualified Allocated Patronage	Retained Earnings (Deficit)	Total

BALANCE, AUGUST 31, 2002	$18,483,200	$122,000	$32,094,407	$5,867,806	$2,910,983	$15,857,824	$1,575,854	$76,912,074
Stock
Sales - common (11 shares)		2,750						2,750
Repurchases - common (11 shares)		(2,750)						(2,750)
Revolvement of unit retention capital				(908,517)				(908,517)
Revolvement of prior years’ allocated patronage					(614,234)	(2,484,718)		(3,098,952)
Net income for the year ended August 31, 2003						4,767,872	3,974,143	8,742,015

BALANCE, AUGUST 31, 2003	18,483,200	122,000	32,094,407	4,959,289	2,296,749	18,140,978	5,549,997	81,646,620
Stock
Sales - common (12 shares)		3,000						3,000
Repurchases - common (12 shares)		(3,000)						(3,000)
Revolvement of unit retention capital				(1,910,464)				(1,910,464)
Revolvement of prior years’ allocated patronage					(658,738)	(1,959,107)		(2,617,845)
Net income for the year ended August 31, 2004					800,000	4,328,308	703,836	5,832,144
Qualified dividends currently payable					(800,000)			(800,000)

BALANCE, AUGUST 31, 2004	18,483,200	122,000	32,094,407	3,048,825	1,638,011	20,510,179	6,253,833	82,150,455
Stock
Sales - common (4 shares)		1,000						1,000
Repurchases - common (15 shares)		(3,750)						(3,750)
Revolvement of unit retention capital				(1,669,027)				(1,669,027)
Revolvement of prior years’ allocated patronage					(915,320)	(2,007,461)		(2,922,780)
Net income for the year ended August 31, 2005						5,191,808	662,191	5,853,999

BALANCE, AUGUST 31, 2005	$18,483,200	$119,250	$32,094,407	$1,379,798	$722,691	$23,694,526	$6,916,024	$83,409,896

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2005, 2004, AND 2003

	2005	2004	2003

OPERATING ACTIVITIES
Income allocated to members’ investment	$5,853,999	$5,832,144	$8,742,015
Add (deduct) noncash items
Depreciation and amortization	7,723,754	7,657,731	7,095,441
(Gain) Loss on disposal of equipment	3,655	(53,766)	66,922
Gain on sale of investments	—	—	(5,930,876)
Net (income) loss allocated from
unconsolidated marketing subsidiaries	30,299	164,171	(569,953)
Noncash portion of patronage capital credits	(964,916)	(755,523)	(852,014)
Deferred income taxes	19,000	464,000	(198,000)
Increase in cash surrender of officer life insurance	(38,958)	(13,131)	(34,774)
Minority interest	208,317	209,458	212,132
Changes in operating assets and liabilities:
Accounts receivable and advances	5,106,392	(1,154,281)	(1,934,115)
Inventory and prepaid expenses	2,977,212	2,205,094	(5,197,752)
Deferred charges and other	131,178	(1,043,006)	142,316
Accounts payable, accrued liabilities, and other liabilities	(5,686,591)	(1,837,428)	5,656,345

NET CASH FROM OPERATING ACTIVITIES	15,363,341	11,675,463	7,197,687

INVESTING ACTIVITIES
Investments restricted for capital lease projects	980,212	928,507	7,662,520
Proceeds from disposition of property, plant and equipment	1,571	175,000	8,500
Capital expenditures	(4,921,390)	(6,036,406)	(9,429,071)
Proceeds from sale of investments	—	—	10,300,000
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives		—	(448,753)
Capital adjustment of marketing subsidiary	(248,239)	37,667	—
Net proceeds from patronage refunds and equity revolvements	217,819	370,028	186,120

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(3,970,027)	(4,525,204)	8,279,316

FINANCING ACTIVITIES
Sale and repurchase of common stock, net	(2,750)	—	—
Net proceeds from issuance of short-term debt	(345,000)	2,895,000	(4,545,000)
Proceeds from bond issuance	—	—	—
Dividends paid to minority shareholder	—	—	(100,000)
Payment of financing fees	(313,097)	(325,476)	(337,145)
Payment of long-term debt	(5,760,000)	(5,705,000)	(5,660,000)
Payment of unit retains and allocated patronage	(4,591,808)	(5,328,309)	(4,007,469)

NET CASH USED FOR FINANCING ACTIVITIES	(11,012,655)	(8,463,785)	(14,649,614)

NET CHANGE IN CASH	380,659	(1,313,526)	827,389

CASH, BEGINNING OF YEAR	270,482	1,584,008	756,619

CASH, END OF YEAR	$651,141	$270,482	$1,584,008

MINN DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2005, 2004, AND 2003

	2005	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$3,070,845	$2,878,314	$3,708,790

Income taxes	$(450,463)	$1,711,643	$1,876,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –   PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

Minn-Dak Farmers Cooperative is a North Dakota cooperative association owned by its member-growers for the purpose of processing sugar beets and marketing sugar and co-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

The majority of the net proceeds from the Company are from member business, whereas Minn-Dak Yeast is considered non-member business.

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, Minn-Dak Yeast, which is 80% owned by the Company.

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

Credit Risk

The Company and subsidiary grant credit to food processors located throughout the United States. In addition, the Company grants credit to members for sugar beet seed, located in North Dakota and Minnesota.

Inventories

Inventories of refined sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost.

In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent years sugar and co-product pool.

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

It is the policy of the Company to provide depreciation based on methods designed to amortize the cost of the properties over their estimated useful lives. Property, plant and equipment are depreciated for financial reporting purposes, principally using declining balance methods, with estimated useful lives ranging from 8 to 40 years. Statutory lives and methods are used for income tax reporting purposes.

Indirect costs capitalized were $112,067, $67,824, and $336,990 for the years ended August 31, 2005, 2004, and 2003. There was no construction-period interest capitalized for the years end ended August 31, 2005 and 2004, and $61,200 for the year ended August 31, 2003.

Amortization

Bond financing costs incurred in connection with the financing of the construction projects related to the processing facility have been capitalized. The Company is amortizing the bond financing costs over the terms of the financing obtained. The effective interest method of amortization is used. Amortization expense totaled $36,938 for the years ended August 31, 2005, 2004 and 2003. Estimated future amortization of remaining bond financing costs are $36,938 in years 2006 through 2010 and $194,194 in years thereafter.

Equity Value Investments

The investments in United Sugars Corporation and Midwest Agri-Commodities Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the Company’s share of the undistributed earnings or losses.

Investments in Other Cooperatives

The investments in stocks and capital credits of other cooperatives are stated at cost, plus the Company’s share of allocated patronage and capital credits.

Income Taxes

A consolidated federal income tax return is filed for the Company and its subsidiary. Deferred income taxes are provided for in the timing of certain temporary deductions/increases for financial and income tax reporting purposes. Significant temporary differences are as follows:

1.

When non-qualified unit retention capital and allocated patronage are elected by the board of directors, the Company is not allowed an income tax deduction until they are distributed in cash to the member-producers, whereas qualified unit retention capital and allocated patronage are deducted when declared.

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

Revenue Recognition

During the 2005 fiscal year, the Company modified its accounting policy from recognizing revenue at the point of shipment to recognizing revenue at the point of customer receipt. Because the Company uses accounting pooling principals, this change in accounting policy was immaterial to the Statements of Operations.

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

Impairment and Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and will cease to be depreciated. SFAS No. 144 also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change.

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sold upon receipt of the Company’s product to its customers as well as the net realizable value of the inventory through allocations from the Company’s marketing Subsidiary.

Advertising

The Company’s advertising costs are expensed as incurred.

Reclassifications

Certain amounts have been reclassified in the 2004 and 2003 financial statements to conform to the 2005 presentation. The reclassifications have no effect on the results of operations.

NOTE 2 –   INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

	2005	2004	2003

United Sugars Corporation	$1,457,058	$1,234,411	$1,611,590
Midwest Agri-Commodities	41,198	45,904	81,762
CoBank	4,998,416	4,298,150	3,986,021
Dakota Valley Electric Cooperative	4,488,197	4,444,871	4,161,196
Other	53,687	50,145	49,292

	$11,038,556	$10,073,481	$9,889,861

NOTE 3 –   SHORT-TERM DEBT

Information regarding short-term debt for the years ended August 31, is as follows:

	2005	2004	2003

Seasonal loan with CoBank, due June 1, 2006, interest variable, currently at 4.58%	$9,800,000	$10,145,000	$7,250,000

The Company has a $45,000,000 seasonal line of credit with CoBank. The line is secured with a first lien on substantially all property and equipment and current assets of the Company. The Company also utilizes the USDA’s CCC Sugar Loan Program to provide an additional source of seasonal financing.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, is as follows:

	2005	2004	2003

Maximum borrowings	$46,975,000	$48,013,000	$55,299,422

Average borrowing levels	$26,325,769	$25,027,077	$27,142,339

Average interest rates	3.22%	2.40%	2.56%

NOTE 4 –   LONG-TERM DEBT

Information regarding long-term debt at August 31 is as follows:

	2005	2004	2003

Term loan with CoBank, due in varying principal repayments through November 20, 2010, interest rate variable, currently at 5.18%, with a first lien on substantially all property and equipment and current assets of Minn-Dak located in Wahpeton, North Dakota	$23,500,000	$28,300,000	$33,100,000

Less current maturities	(3,600,000)	(3,600,000)	(3,600,000)

	$19,900,000	$24,700,000	$29,500,000

The Company has complied with the terms of its loan agreement for the years ended August 31, 2005, 2004, and 2003.

In addition, the Company can make special advance payments on its term loans with CoBank after its seasonal loans have been paid in full, with the understanding that the special advance payments will be readvanced subject to the reinstatement provisions, prior to the granting of any new seasonal loans. Any such advance payments are subject to a commitment fee of .25% of the daily unadvanced commitment.

Interest expense totaled $2,849,311, $2,919,624, and $3,326,163 for 2005, 2004 and 2003, respectively.

Principal amounts due on all the Company’s long-term debt are as follows:

Years ending August 31,

2006	$3,600,000
2007	4,800,000
2008	4,800,000
2009	4,800,000
2010	4,800,000
Thereafter	700,000

$23,500,000

NOTE 5 –   BONDS PAYABLE

The Company financed construction projects related to the processing facility through the sale of Solid Waste Disposal Revenue and Industrial Development Revenue Bonds, Series 1996 and 2002, by Richland county North Dakota. The Company has leased the property and equipment from the city for rental equal to the sum of the annual principal and interest payments on the bonds. Under the terms of the lease, the Company is responsible for the real estate taxes, insurance, repairs and maintenance, and other costs incident to the ownership of the property. The leased property is included with property and equipment in the financial statements and the bonds have been recorded as a direct obligation of the Company. Ownership of the property and equipment will transfer to the Company when the bonds are repaid in full. The bonds are guaranteed by the Company. The Company has letter of credit arrangements with a bank that provide security for obligations under the bonds payable totaling approximately $21,588,000 at August 31, 2005. There were no outstanding advances under these letter of credit arrangements at August 31, 2005. Details relative to the Company’s obligations under the lease agreement are as follows:

	2005

Payee	Interest Rate	Final Maturity	Current Portion	Total	2004 Total	2003 Total

Richland County,
North Dakota	2.78%	1/11	$1,010,000	$6,955,000	$7,955,000	$8,820,000

Richland County,
North Dakota	2.57%	1/19	715,000	14,000,000	14,000,000	14,000,000

			$1,725,000	$20,955,000	$21,955,000	$22,820,000

Minimum future principal payments required on the obligations under bonds payable are as follows:

Years ending August 31,

2006	$1,725,000
2007	1,815,000
2008	1,915,000
2009	2,010,000
2010	2,120,000
Thereafter	11,370,000

$20,955,000

NOTE 6 –    MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a “member-producer,” as defined in the by-laws of the Company. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is also required to purchase units of preferred stock and is entitled to grow the maximum acres per unit of preferred stock as is authorized by the Board of Directors each farming year. The Company’s board of directors authorized the members to plant 1.45, 1.57 and 1.57 acres per unit of preferred stock for the fiscal years 2005, 2004 and 2003 respectively. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and nondividend bearing. All transfers and sales of stock must be approved by the board of directors.

The Company’s net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually on the basis of delivered pounds of sugar, in cash or in the form of credits to each member-producer’s patronage credit account as established on the books of the Company. In the event of a loss in any one year, the Company shall act in such a manner as to first recoup the loss from those patrons who were patrons in the year in which the loss occurred.

Under the terms of the Company beet growing contracts with each of its member-producers, the Company is obligated to pay the member-producers for beets delivered at a price per pound of extractable sugar. However, if, in the opinion of CoBank, the working capital position of the Company is insufficient, the Company shall retain from the price to be paid per pound of extractable sugar such amounts as are deemed by the bank to be necessary for operations, the deductions to be made at such time as the bank shall require. The amount so retained shall be evidenced in the records of the Company by equity credits in favor of the growers. The board of directors has the power to determine whether such retains shall be “qualified” or “nonqualified” for income tax purposes.

For the year ended August 31, 2005, the Company allocated patronage of $5,191,808 to the members. For the year ended August 31, 2004, the Company allocated patronage of $5,128,308 to the members. For the year ended August 31, 2003, the Company allocated patronage of $4,767,872 to the members.

During the year ended August 31, 2005, the Company revolved the remaining 92% of the unit retains and allocated patronage for the fiscal year ended August 31, 1996 and 45% of the unit retains and allocated patronage for the fiscal year ended August 31, 1997, totaling $2,533,592 and $2,008,115 in each respective year, for a total of $4,541,707. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $50,102, and the present value of the estimated future redemptions.

During the year ended August 31, 2004, the Company revolved the remaining 25% of the unit retains and allocated patronage for the fiscal year ended August 31, 1994, 100% of the unit retains and allocated patronage for the fiscal year ended August 31, 1995, and 8% of the unit retains and allocated patronage for the fiscal year ended August 31, 1996, totaling $828,628, $3,475,806, and $213,271 in each respective year, for a total of $4,517,705. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $10,605, and the present value of the estimated future redemptions.

During the year ended August 31, 2003, the Company revolved the remaining 20% of the unit retains and allocated patronage for the fiscal year ended August 31, 1993 and 75% of the unit retains and allocated patronage for the fiscal year ended August 31, 1994, totaling $1,280,562 and $2,514,889, in each respective year, for a total of $3,795,451. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $212,018, and the present value of the estimated future redemptions.

NOTE 7 –   INVESTMENT IN MARKETING COOPERATIVES

The Company has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

The Company’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. The Company provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2005, 2004, and 2003, the Company had advanced $23,769,970, $19,899,596, and $21,241,933 respectively. The Company had outstanding advances due from United Sugars of $1,104,338, $364,698, and $88,582, for the years ended August 31, 2005, 2004, and 2003, respectively.

The Company has a one-fourth ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All beet pulp and a portion of the molasses produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. The Company advanced Midwest $1,060,826, $1,887,774, and $1,281,325, respectively, during the years ended August 31, 2005, 2004, and 2003. The Company had outstanding advances due to Midwest of $368,409, $624,164, and $46,668, as of August 31, 2005, 2004, and 2003, respectively. The owners are guarantors of the short-term line of credit Midwest has with CoBank.

NOTE 8 –   INCOME TAXES

The Company is a nonexempt cooperative as described under Section 1381(a)(2) of the Internal Revenue Code of 1986. Accordingly, net margins from business done with member patrons, which are allocated and paid as prescribed in Section 1382 of the Code, will be taxable to the members and not to the Company. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Company shall have taxable income subject to corporate income tax rates.

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, is as follows:

	2005	2004	2003

Deferred tax assets
Non-qualified unit retains and allocated patronage due to members	$10,030,000	$9,394,000	$9,240,000
Net operating loss carryforwards	4,543,000	3,600,000	3,371,000
Other	945,000	828,000	1,035,000

Total deferred tax assets	15,518,000	13,822,000	13,646,000

Deferred tax liabilities
Depreciation	14,234,000	12,801,000	12,257,000
Other	2,043,000	1,761,000	1,665,000

Total deferred tax liabilities	16,277,000	14,562,000	13,922,000

Net deferred tax liability	$(759,000)	$(740,000)	$(276,000)

Classified as follows
Current asset	$541,000	$502,000	$507,000
Long-term liability	(1,300,000)	(1,242,000)	(783,000)

Net deferred tax liability	$(759,000)	$(740,000)	$(276,000)

The state and federal operating loss carryforwards totaling approximately $19,700,000 will expire in 2019 through 2025.

The provision for income taxes is as follows:

	2005	2004	2003

Current expense (benefit)	$56,000	$(173,000)	$3,265,000
Net change in temporary differences	19,000	464,000	(198,000)

Provision for income taxes	$75,000	$291,000	$3,067,000

As a Cooperative, the provision for income taxes will not specifically follow the amount of the tax liability due to temporary timing differences as described in Note 1.

NOTE 9 –    ENVIRONMENTAL MATTERS

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an ongoing and expanding control program designed to meet these environmental laws and regulations. While the Company will continue to have ongoing environmental compliance issues, currently there are no pending regulatory enforcement actions and the Company believes that it is in substantial compliance with applicable environmental laws and regulations.

The Company cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have financial consequences for the Company and its members.

NOTE 10 –    COMMITMENTS AND CONTINGENCIES

During 2000, the Company sold certain notes receivable with recourse. The Company’s contingent liability related to these notes totaled $456,973 as of August 31, 2005.

Subsequent to year end, the Company’s marketing agent, United Sugars Corporation, declared force majure under terms of its sales contracts. This action allowed United Sugars Corporation to delay performance under the terms of the contracts. The Company anticipates no material liability from this action.

NOTE 11 –   OPERATING LEASES

The Company is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31, under these obligations, are approximately as follows:

Years ending August 31,

2006	$806,583
2007	730,781
2008	395,812
2009	265,823

$2,198,999

Operating lease and contract expenses for the years ended August 31, 2005, 2004, and 2003, totaled approximately $1,005,937, $972,504, and $919,000, respectively.

NOTE 12 –   EMPLOYEE BENEFIT PLANS

401(k) Plan
The Company has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The Company’s contribution to the plan was at a level of 100 percent of employee contributions, up to 4 percent of compensation for the years ended August 31, 2005 and 2004, and 75 percent of employee contributions, up to 4 percent of compensation for the year ended August 31, 2003. Employer contributions to the plan totaled $499,862, $466,114, and $320,724 for the years ended August 31, 2005, 2004, and 2003, respectively.

Pension Plan
The Company has a non-contributory defined benefit plan which covers substantially all employees who meet certain requirements of age, length of service and hours worked per year.

The following table sets forth the plan’s funded status at August 31:

	2005	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$18,713,083	$16,578,586	$15,287,673
Service cost	810,489	733,795	635,996
Interest cost	1,316,496	1,152,990	1,070,542
Experience (gain)/loss due to participant changes	1,498,023	865,585	156,855
Benefits paid	(605,632)	(617,873)	(572,480)

Benefit obligation at end of year	21,732,459	18,713,083	16,578,586

Change in plan assets
Fair value of plan assets at beginning of year	13,632,176	11,404,853	11,294,046
Actual return on plan assets	1,232,678	1,821,766	(311,093)
Employer contribution	1,210,000	1,023,431	994,380
Benefits paid	(605,632)	(617,873)	(572,480)

Fair value of plan assets at end of year	15,469,222	13,632,177	11,404,853

Funded status	(6,263,237)	(5,080,906)	(5,173,733)
Unrecognized net actuarial loss	4,977,404	3,832,424	4,086,628
Unrecognized prior service cost	345,642	432,547	519,452
Unrecognized transition (asset) obligation	175	410	(8,417)

Accrued benefit cost liability	$(940,016)	$(815,525)	$(576,070)

Weighted-average assumptions as of August 31
Discount rate	6.50%	6.75%	6.75%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.5%	4.5%	4.5%

The net periodic pension cost for the years ended August 31, includes the following components:

Components on net periodic benefit cost
Service cost	$810,489	$733,795	$635,996
Interest cost	1,316,496	1,152,990	1,070,542
Expected return on plan assets	(1,096,679)	(931,309)	(906,752)
Amortization of prior service cost	86,905	86,905	126,530
Amortization of transition amount	235	(8,827)	(18,266)
Amortization of unrecognized net actuarial loss	219,096	227,279	2,572

Net periodic benefit cost	$1,336,542	$1,260,833	$910,622

The Company’s pension plan weighted-average asset allocation at August 31, 2005, by asset category is as follows:

Equity securities	64.9%
Debt securities	34.0%
Other	1.1%

Total	100%

Contributions

The Company expects to contribute $1,077,000 to its pension plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2006	$515,912
2007	527,904
2008	580,241
2009	627,797
2010	652,861
Thereafter, through 2015	4,504,816

NOTE 13 –   STOCK TRANSFER RESTRICTION

The Company has entered into an agreement with Minn-Dak Yeast’s minority shareholder, whereby neither party shall sell, option or transfer its interest in Minn-Dak Yeast to any person, firm or corporation (third party) without first offering, in writing, the other party the right to acquire such interest on the same terms. If the offer is not accepted by the offeree within 30 days, the offeror may sell, option or transfer its interest to the third party within 120 days after expiration of the 30-day period.

NOTE 14 –   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate fair value of the financial instruments, and the estimated fair values of the Company’s financial instruments as of August 31, 2005, 2004, and 2003, are as follows:

Investments - The investments in CoBank, Dakota Valley Electric Cooperative, Inc. and all other cooperatives are stated at cost, plus the Company’s share of allocated patronage and capital credits. The investments in United Sugars Corporation and Midwest Agri-Commodities are accounted for using the equity method, wherein the investments are recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the Company’s share of the undistributed earnings or losses. The Company believes it is not practicable to estimate the fair value without incurring excessive costs because there is no established market for this stock and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the investment.

Long-term debt and bonds payable - The fair value of obligations under long-term debt and bonds payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities.

ITEM 9.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Sarbanes-Oxley Act: The Sarbanes-Oxley Act continues to have the interpretation of its rules reviewed and changed. The Company is making every reasonable effort to be in compliance with the rules and interpretations of these rules as they are promulgated. As of this writing, compliance with all applicable Sarbanes-Oxley rules for the Company has been deferred until August 31, 2006. The below listed areas of activity are not to be considered an all inclusive list, rather an indication of how the Company’s Board of Directors and Management are approaching future compliance requirements.

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

Internal Controls: The Company’s payments to growers are derived from crop pools with each year’s harvest creating a “Crop Pool”. It is the Company’s practice to make every reasonable effort to allocate revenues and costs in such a manner the revenues and expenses associated with each pool are materially correct and accounting methods are consistently applied on a year-to-year and a pool-to-pool basis. The Company has formalized a process where-by the material risks associated with the Company are determined, documented as to how these risks are to be managed and, where appropriate, reviewed by the Audit Committee.

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

Name and Address	Age	District	Director Since	Term Expires in December
Brent Davison	55	District #5 – Hawes	2003	2005(1)
7950 770th AV
Tintah, MN 56583

Dennis Butenhoff	59	District #9 – Peet	2004	2007
12254 118th ST S
Baker, MN 56580

Douglas Etten	54	District #8 – Lyngaas	1997	2006
3138 370th ST
Foxhome, MN 56543

Michael Hasbargen	60	District #4 – Factory East	1993	2005(2)
2553 360th ST
Breckenridge, MN 56520

Dennis Klosterman	45	District #3 – Gorder	2004	2007
7942 CTY RD 1
Mooreton, ND 58061

Russell Mauch	50	District #2 – Factory West	1998	2007
16305 Hwy 13
Barney, ND 58008

Charles Steiner	55	District #6 – Yaggie	2000	2006
2851 310th AV
Foxhome, MN 56543-9312

Name and Address	Age	District	Director Since	Term Expires in December
Paul Summer	62	District #7 – Lehman	1993	2005(3)
1509 Lakeside Drive
Alexandria, MN 56308

Alton Theede	61	District #1 – Tyler	2003	2006
609 3rd AV SE
Hankinson, ND 58041

1)	Mr. Davison’s term as a director of the Company from District #5-Hawes expires on December 6, 2005.
2)	Mr. Hasbargen’s term as a director of the Company from District #4-Factory East expires on December 6, 2005.
3)	Mr. Summer’s term as director of the Company from District #7-Lehman expires on December 6, 2005.

        Dennis Butenhoff has been a director since 2004 and serves on the board of directors of Minn-Dak Yeast Company. Mr. Butenhoff graduated from Barnesville High School, Barnesville, MN in 1965. Prior to serving his country in the military, Mr. Butenhoff attended North Dakota State University for 4 years, focusing on ag economics. He has been farming in the Baker/Barnesville area since 1967. Mr. Butenhoff has served Trinity Lutheran Church as a Sunday school teacher and church elder.

        Brent Davison has been a director since 2003 and is one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC. Mr. Davison earned his B.S. degree in Education at Concordia College, Moorhead, MN, graduating in 1972. Mr. Davison taught school in Warren, MN from 1972 until coming home to farm near Tintah, Minnesota area in 1974. He is currently serving on the Tintah Township Board and is a former volunteer fireman and first responder.

        Douglas Etten has been a director since 1997 and is currently serving as the board vice chairman. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College in Business and Math in 1974. Etten also serves on the board of directors for United Sugars Corporation. He is also one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

        Michael Hasbargen has been a director since 1993 and is currently serving as board chairman. He has also served as vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also serves on the board of directors of United Sugars Corporation, Midwest Agri-Commodities Company, and Minn-Dak Yeast Company. Mr. Hasbargen is the brother-in-law of Mr. Steven Caspers, Executive Vice President & Chief Financial Officer.

        Dennis Klosterman has been a director since 2004. Mr. Klosterman graduated from Wahpeton High School in Wahpeton in 1978. He began farming with his father and brother in the Mooreton, ND area in 1979 while attending North Dakota State College of Science and North Dakota State University. Mr. Klosterman has, and continues to, serve his community and church in several areas. He was a member and chairman of the Minn-Dak Farmers Cooperative Political Action Committee and is currently a member of the Company’s Leadership and Education Committee. Mr. Klosterman is a member of various farm and commodity organizations.

        Russell Mauch has been a director since 1998 and currently serving as board treasurer. Mr. Mauch graduated from North Dakota State University in 1977 with a B.S. in agriculture. From 1979 to 1981 Mr. Mauch was a commercial and agriculture loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for United Sugars Corporation.

        Charles Steiner has been a director since 2000. Mr. Steiner has been farming near Foxhome, MN since 1969. Mr. Steiner graduated from the Northwest School of Agriculture, University of Minnesota at Crookston, MN. He also serves on the board of directors for Midwest Agri-Commodities Company and Minn-Dak Yeast Company.

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

Executive Officers

        The table below lists the senior management employees of the Company, neither of whom owns any common or preferred shares. Brief biographies for each of these officers are included after the table.

Name	Age	Position
David H. Roche	58	President and Chief Executive Officer
Steven M. Caspers	55	Executive Vice President and Chief Financial Officer

        David H. Roche is Minn-Dak Farmers Cooperative’s third president and CEO. He joined the Wahpeton, ND based sugar cooperative on March 1, 2001. He serves on the boards of United Sugars Corporation and Midwest Agri-Commodities. In addition, he is a trustee of the United States Beet Sugar Association, and a member of the board of directors of the Sugar Association, Washington, D.C. Mr. Roche began his sugar industry career as a controller for Michigan Sugar Company in 1976. He progressed through the ranks until he was named president in 1994. In 1996 he became president of Savannah Foods Industrial and was appointed senior vice president of Savannah Foods & Industries. Imperial Sugar Company acquired controlling interest in Savannah in 1998. He was named as a managing director and senior vice president. Mr. Roche holds an MBA in Accounting from Michigan State University and became a Certified Public Accountant in 1974.

        Steven M. Caspers is a graduate of the University of North Dakota with a Bachelor of Science in Business Administration and a major in Accounting. He has been employed with the Company since May 5, 1974. Mr. Caspers is president of Minn-Dak Yeast Company. He is active in national industry related boards and committees. Mr. Caspers is the brother-in-law of Mr. Michael Hasbargen, Director and Chairman.

ITEM 11.	EXECUTIVE COMPENSATION

        The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2005 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and Chief Financial Officer of the Company whose cash compensation exceeded $100,000 per annum.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2)	Total Compensation

David Roche	2005	$303,585	$80,000	$16,791		$400,376
President & CEO	2004	$294,616	$105,000	$16,663		$416,278
	2003	$284,232	$100,000	$14,531		$398,763

Steven Caspers	2005	$155,958	$40,500	$8,945		$205,403
Executive Vice	2004	$151,002	$48,500	$10,373		$209,875
President / CFO	2003	$145,255	$45,000	$9,210		$199,465

1)     In addition to the salary and bonus described above, Mr. Roche and Mr. Caspers are provided with “Other Annual Compensation,” which includes the value of the excess life insurance cost, individual LTD plan, sold vacation, and Company match of the 401(k) plan. The company has a policy whereby Supervisory, Professional and Management employees are required to maintain their vacation and floating holiday hour combined balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.

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

        On a periodic basis, the Company undertakes a compensation review study to determine that its employees’ compensation is commensurate with responsibilities of the various Company positions, and that the compensation is equitable between jobs within the Company and externally competitive with other comparable jobs and responsibilities within the Company’s geographic region. A national compensation consultant, Hay Management Consultants, performs the compensation review study. This study is made of all management employees, including the president, and non-union employees. In June of 2005 the company instituted a salary range shift. From time to time individual employees have had a restudy based upon changes in their areas of responsibilities.

2)     Mr. Roche became eligible for payments into a supplemental executive retirement plan upon his completion of one year of service. The Company recorded obligations of $32,000, $15,731, and $16,278 for the fiscal years ended August 31 2005, 2004, and 2003, respectively. No obligation was recorded in his first year of eligibility, which was the fiscal year ended August 31, 2002. See the section below on Retirement Plans for further details on the supplemental executive retirement plan.

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

        The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company provides a matching contribution of 100% of each employee’s first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all as more fully described in the master plan document. Federal law limited employee pre-tax income contributions to $14,000 in calendar year 2005 ($15,000 for 2006) for each participating employee age 49 and under, and $18,000 for each participating employee age 50 and older ($20,000 for 2006). Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married). Effective September 1, 1996 certain executive employees of the Company became eligible to participate in a “Supplemental Executive Retirement Plan.” The Company’s Board of Directors adopted that plan on January 21, 1997. Subject to the discretion of the Board of Directors, the plan provides for the Company to credit to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits.

Qualified Benefits Table

        The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Company under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

Years of Service

Pension Compensation	15	20	25	30	35

$125,000	$27,285	$36,380	$45,476	$54,571	$63,666

$150,000	$33,473	$44,630	$55,788	$66,946	$78,103

$175,000	$39,660	$52,880	$66,101	$79,321	$92,541

$200,000	$45,848	$61,130	$76,413	$91,696	$106,978

$225,000	$48,323	$64,430	$80,538	$96,646	$112,753

$250,000	$48,323	$64,430	$80,538	$96,646	$112,753

$275,000	$48,323	$64,430	$80,538	$96,646	$112,753

$300,000	$48,323	$64,430	$80,538	$96,646	$112,753

$325,000	$48,323	$64,430	$80,538	$96,646	$112,753

$350,000	$48,323	$64,430	$80,538	$96,646	$112,753

$375,000	$48,323	$64,430	$80,538	$96,646	$112,753

Mr. Roche has 4 years of service under the plan. Mr. Caspers has 31 years of service under the plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents certain information with respect to the ownership of shares of preferred stock as of November 3, 2005, by each director. Each shareholder has direct ownership with respect to the share shown as beneficially owned, except as otherwise indicated in a footnote. To the Company’s knowledge, as of November 3, 2005, no person owned beneficially more than 5% of the Company’s outstanding shares and none of the principal officers listed above owned any such shares.

Name	Position with Company	No. of Shares	% of Shares
Brent Davison (4)	Director	1,200	1.7%
Douglas Etten	Director	450	less than 1%
Michael Hasbargen	Director	375	less than 1%
Dennis Butenhoff (5)	Director	185	less than 1%
Russell Mauch (1)	Director	474	less than 1%
Dennis Klosterman (6)	Director	235	less than 1%
Charles Steiner (3)	Director	380.5	less than 1%
Paul Summer (2)	Director	222	less than 1%
Alton Theede	Director	325	less than 1%
All Directors		3,846.5	5.33%

1)	Mr. Mauch’s shares are held and grown under the name of RCM Limited Partnership.

2)	Mr. Summer’s shares are grown under the name of P V Unlimited Corp.

3)	Mr. Steiner’s shares are held and grown under the name of Steiner and Sons Limited Partnership.

4)	Mr. Davison’s shares are held and grown under the name of Agassiz Sugarbeet Limited Partnership.

5)	Mr. Butenhoff also has partial ownership of Butenhoff Potato Co. which owns an additional 370 shares.

6)	Mr. Klosterman’s shares are grown under the name of Klosterman Bros, LLP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

1. Audit Fees – paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2005 totaled $78,184 (including a $5,000 progress billing for the 2005 audit) and $70,875 for the fiscal year ended August 31, 2004.

2. Audit Related Fees – none

3. Tax Fees – paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $18,660 for fiscal year ended August 31, 2005 and $12,850 for the fiscal year ended August 31, 2004.

4. All Other Fees – paid to the Company’s principal accountant for services other than detailed in Items 1 thru 3 above total $13,200 for the fiscal year ended August 31, 2005 and $11,150 for the fiscal year ended August 31, 2004.

5. It is part of the audit committee’s duties to appoint, compensate, and oversee the engagement of, retention, or replacement of, the independent auditors who audit the financial statements of the Company and its subsidiaries. The audit committee approves all audit services to be performed by the independent auditor. The committee ensures that the independent auditor is not engaged to perform any non-audit services that are considered “prohibited activities” by the Sarbanes-Oxley Act.

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

The Company filed the following reports on form 8-K:

October 27, 2005: Minn-Dak Farmers Cooperative (the Company) has announced that its board of directors has reviewed and approved the 2005-crop business plan. The 2005-crop business plan, based upon 99.5% of the 2005-crop harvest being completed, provided a beet payment to shareholder / growers of approximately $35.75 per ton of harvested beets (13.0350 cents per pound of extractible sugar). Upon completion of the harvest the Company anticipates that the business plan will yield a beet payment to shareholder / growers of approximately $36.00 per ton (13.0587 cents per pound of extractible sugar), based upon the current estimated yield of 1,810,000 tons of beets.

October 14, 2005: Minn-Dak Farmers Cooperative has announced that the board of directors, following the completion of the 2005 fiscal year audit, has approved the final payment for the 2004 crop of $35.96 per ton of beets harvested (12.598566 cents per pound of sugar). The Board of Directors has also declared and allocated to shareholders of record, for the 2004 crop, non-qualified allocated patronage totaling $5,191,808 or $2.26 per ton of beets harvested.

July 22, 2005: During a series of “shop meetings” held during the week of July 18, 2005 Minn-Dak Farmers Cooperative announced to the growers and shareholders in attendance its disappointment in the development of the 2005 crop of sugarbeets. It has become clear the excessive rainfall during May and June, 2005 has damaged the crop significantly. Although difficult to accurately estimate at this time, it is possible the total tonnage of sugarbeets harvested from the 2005 crop could be 30-40% less versus last year’s sugarbeet tonnage of 2.29 million tons. If this reduced level of volume is realized it will be difficult for the Company to achieve a per ton payment, for the 2005 crop, equal to or exceeding the estimated 2004 crop payment of $35.02 per ton of sugarbeets delivered.

June 28, 2005: On June 28th the Company renewed, through 5-31-06, the seasonal and term lines of credit with its primary lender Co-Bank. This renewal contained substantially the same terms and conditions as the expiring seasonal and term lines of credit agreement with Co-Bank.

May 17, 2005: On May 16, 2005, Minn-Dak Farmers Cooperative’s Board of Directors modified the planting level for the 2005 crop to 148% of base acres plus a 2% measuring tolerance for a total planting of 150% of base acres. The Board had first established plantings for the 2005 crop at 143% of base acres plus 2% measuring tolerance in February 2005.

May 17, 2005: The Company’s Primary Lender has administratively extended the Company’s loan agreements, which were due to be renewed on 6-1-05, for a period of 30 days. This extension is not the result of difficulties with the Company’s loan renewal, rather it was requested by the Lender in order to allow it to more efficiently direct its resources to objectives of a more immediate nature. No action by the Company’s management or its Board of Directors was required by the Lender for this extension. Other than a new loan maturity date, all terms and conditions of the extended loan agreements remained the same.

October 29, 2004: Minn-Dak Farmers Cooperative has announced that the board of directors, following the review and approval of the 2004-crop business plan, has determined that the beet payment estimate for the 2004-crop will be $35.02 per ton of harvested beets (12.338768 cents per pound of sugar).

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

ITEM 15(c)	EXHIBITS

Index
** 3	(i)	Articles of Amendment to the Articles of Incorporation of Minn-Dak Farmers Cooperative
* 3	(ii)	Articles of Incorporation of Minn-Dak Farmers Cooperative
*** 3	(iii)	Amended Bylaws of Minn-Dak Farmers Cooperative
*****10	(a)	Growers’ Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign)
****10	(b)	Uniform Member Marketing Agreement by and between United Sugars Corporation and Minn-Dak Farmers Cooperative
*10	(d)	Capitalization Agreement by and among Southern Minnesota Beet Sugar Cooperative, Minn-Dak Farmers Cooperative, American Crystal Sugar Company, and United Sugars Corporation
*10	(e)	Memorandum of Understanding and Uniform Member Agreement by and between Midwest Agri-Commodities Company and Minn-Dak Farmers Cooperative
*10	(f)	Molasses Purchase Contract by and between Minn-Dak Farmers Cooperative and Universal Foods Corporation (Confidential Treatment for certain sections)
*10	(g)	Yeast Purchase Contract by and between Universal Foods Corporation and Minn-Dak Yeast Company, Inc. (Confidential Treatment for certain sections)
*10	(k)	Agreement for Electrical Service
**10	(l)	Agreements for Coal Supply, Transportation, and Oiling Service (Confidential Treatment Requested as to certain provisions)
*10	(m)	Minn-Dak Farmers Cooperative Pension Plan
*10	(o)	Management Consulting Agreement between Minn-Dak Yeast Company and Universal Foods Corporation, (Confidential Treatment for certain sections)
***10	(p)	Amendment to Minn-Dak Farmers Cooperative Pension Plan
****10	(q)	Amendment to Minn-Dak Farmers Cooperative Pension Plan
****10	(r)	David H. Roche Employment Agreement
12	Statement re Computation of Ratio of Net Proceeds to Fixed Charges
*21	Subsidiaries of the Registrant
31.1	Certification of the President/Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Executive Vice President/Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.3	Certification of the Controller/Chief Accounting Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
32	Certification of the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
*****99.1	Audit Committee Charter.

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

***** Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 as filed on November 26, 2003.

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

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	11-29-05
Chief Executive Officer
David H. Roche

/s/ Steven M. Caspers	Executive Vice President and	11-29-05
Chief Financial Officer
Steven M. Caspers

/s/ Allen E. Larson	Controller and	11-29-05
Chief Accounting Officer
Allen E. Larson

/s/ Dennis Butenhoff	Director	11-29-05

Dennis Butenhoff

/s/ Brent Davison	Director	11-29-05

Brent Davison

/s/ Doug Etten	Director	11-29-05

Doug Etten

/s/ Michael Hasbargen	Director	11-29-05

Michael Hasbargen

/s/ Dennis Klosterman	Director	11-29-05

Dennis Klosterman

/s/ Russell Mauch	Director	11-29-05

Russell Mauch

/s/ Charles Steiner	Director	11-29-05

Charles Steiner

/s/ Paul Summer	Director	11-29-05

Paul Summer

/s/ Alton Theede	Director	11-29-05

Alton Theede