Form 10-Q
period 2005-11-30
MINN DAK FARMERS COOPERATIVE
filed 2006-01-13
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

Commission file: No. 33-94644

MINN-DAK FARMERS COOPERATIVE
(Exact named of registrant as specified in its charter)

North Dakota	23-7222188
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7525 Red River Road Wahpeton, North Dakota	58075
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at December 28, 2005
$250 Par Value	477

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	Nov 30, 2005 (Unaudited)	Aug 31, 2005 (Audited)

CURRENT ASSETS:
Cash	$23	$651

Receivables:
Trade accounts	8,906	9,405
Growers	491	4,103
Other	21	37

	9,419	13,545

Inventories:
Refined sugar, pulp and molasses to be sold on a pooled basis	27,356	19,730
Nonmember refined sugar	570	201
Yeast	114	115
Materials and supplies	6,842	7,038
Beet and Juice Inventory	50,198	—
Other Inventory	—	—

	85,080	27,084

Deferred charges	64	1,445

Prepaid expenses	678	1,633

Other	436	—

Current deferred income tax asset	541	541

Total current assets	96,241	44,899

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,959	22,959
Buildings	37,264	37,264
Factory equipment	130,803	130,803
Other equipment	3,568	3,574
Construction in progress	3,450	2,316

	198,044	196,917
Less accumulated depreciation	(98,961)	(97,088)

	99,083	99,828

OTHER ASSETS:
Investments restricted for bonds payable	1,393	1,492
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	11,041	11,039
Other	1,215	1,739

	13,650	14,269

	$208,973	$158,996

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	Nov 30, 2005 (Unaudited)	Aug 31, 2005 (Audited)

LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$34,370	$9,800

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	1,725	1,725

	5,325	5,325

Accounts payable:
Trade	3,090	2,220
Growers	31,760	9,966

	34,850	12,186

Advances to affiliate	1,364	1,473

Accrued liabilities	2,644	3,682

Total current liabilities	78,553	32,466

LONG-TERM DEBT, NET OF CURRENT PORTION	18,700	19,900

BONDS PAYABLE	19,230	19,230

LONG TERM DEFERRED TAX LIABILITY	1,300	1,300

OTHER	672	672

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	118,455	73,568

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	2,069	2,019

MEMBERS’ INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding,
477 shares at November 30, 2005 and 477 shares at August 31, 2005	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	1,380	1,380
Qualified allocated patronage	723	723
Nonqualified allocated patronage	28,531	23,695
Retained earnings (deficit)	7,119	6,916

	88,449	83,410

	$208,973	$158,996

See Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended November 30,

	2005	2004

REVENUE:
From sales of sugar, co-products, and
yeast, net of discounts	$50,018	$62,148
Other income (expense)	46	117

	50,064	62,265

EXPENSES:
Production costs of sugar, co-products, and yeast sold	14,560	15,786
Sales and distribution costs	8,332	12,217
General and administrative	1,490	1,524
Interest	683	712
Loss on disposition of property and equipment	(2)	—

	25,063	30,239

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	25,001	32,023

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(50)	(52)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$24,951	$31,971

DISTRIBUTION OF NET PROCEEDS:
Credited to member’s investment:
Components of net income:
Income from non-member business	$203	$207
Patronage income	4,836	2,701

Net income credited to member’s investment	5,039	2,908

Payments to members for sugarbeets, net of unit retention capital	19,912	29,063

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$24,951	$31,971

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended November 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$5,039	$2,908
Add (deduct) noncash items:
Depreciation and amortization	1,967	1,927
Equipment disposals - loss	(2)	—
Net income allocated from unconsolidated marketing subsidiaries	(2)	—
Minority interest in equity of subsidiaries	50	52
Changes in operating assets and liabilities:
Accounts receivable and advances	4,017	5,895
Inventory and prepaid expenses	(57,476)	(78,411)
Deferred charges and other assets	1,817	1,631
Accounts payable, accrued liabilities and other liabilities	21,626	35,267

Net cash used in operating activities	(22,965)	(30,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	2	—
Capital expenditures	(1,134)	(203)
Issuance of notes receivable	—	(128)
Restricted bond fund investment	99	(11)

Net cash used in investing activities	(1,033)	(342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	24,570	32,030
Payment of long-term debt	(1,200)	(1,200)

Net cash provided by financing activities	23,370	30,830

NET DECREASE IN CASH	(629)	(245)

CASH, BEGINNING OF YEAR	651	270

CASH, END OF QUARTER	$23	$26

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$622	$608

Income taxes, net of refunds	$1	$1

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

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements for the three-month periods ended November 30, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2005. The results of operations for the three months ended November 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2006.

2.

In September 2005, the company declared a revolvement of the remaining 92% of the unit retains and allocated patronage for the 1995 crop totaling $2,533,591 and approximately 45% of the 1996 crop unit retains and allocated patronage totaling $2,008,115. These amounts were accrued as of August 31, 2005 and paid to the stockholders on September 30, 2005.

3.	In October 2005, the company allocated to members $5,191,808 of patronage from the 2004 crop in the form of non-qualified allocated patronage credits.

4.

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements, which are effective for the interim period ending November 30, 2005, but does not change the recognition requirements related to pensions and postretirement benefits.

Components of Net Periodic Benefit Cost for the Three Months Ended 11-30-05

000’s	Pension 2006	Benefits 2005	Other 2006	Benefits 2005

Service Cost	$215	$198	$0	$0
Interest Cost	350	312	0	0
Expected return on plan assets	(311)	(252)	0	0
Amortization of prior service cost	22	22	0	0
Amortization of transition cost	0	(2)	0	0
Amortization of net (gain)loss	54	61	0	0
Net periodic benefit cost	$330	$339	$0	$0

As of the three months ended 11-30-05, the Company has made $.28 million of contributions vs. $.25 million through the three months ended 11-30-04. The Company anticipates contributing an additional $.84 million to fund its pension plan in FY 2006 for a total of $1.12 million. Contributions in FY 2005 totaled $1.21 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND NOVEMBER 30, 2004

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended November 30, 2005 (the first quarter of the Company’s 2005-2006 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended November 30, 2005 and 2004

Revenue for the three months ended November 30, 2005 decreased $12.1million from the 2004 period, a decrease of 19.5%. Revenue from the sale of finished goods decreased $2.8 million and the change in the value of inventories decreased $9.3 million.

Revenue from the sales of sugar decreased $2.6 million, or 6.4%, reflecting a 9.0% increase in price and a 15.3% decrease in the sales volume. Sugar prices have been higher on a spot market basis vs. prior years due to spot shortages of sugar, primarily resulting from damage to the United States cane sugar industry from the 2005 hurricane season, and a strengthening of consumption in the U.S. The Company did not start processing sugarbeets until October 3, 2005 vs. September 9, 2004, resulting in less finished product produced during the first quarter 2005. The late start-up was due to a below average crop size.

Revenue from dried beet pulp sales increased by $0.3 million, or 12%. The increase is made up of a 10% increase in price combined with a 2% increase in volume. Prices increased in the first quarter due to the continued relative strength of both the European Euro and the Japanese Yen against the U.S. dollar and a lower ocean freight rate market resulting in lower costs to move beet pulp overseas. Volume increased slightly over the prior year as higher than normal carryover inventories offset a late start up for new crop production. Beet molasses sales decreased by $0.7 million, or 34%. This decrease is made up of a 10% increase in pricing offset by a 44% decrease in volume. Beet molasses prices increased in the first quarter due to continued reduced beet and cane molasses supplies worldwide. The tightening supply situation has resulted in higher prices in the market. Volume decreased significantly versus the prior year due to low carryover inventories and a late start up for new crop production. These factors combined to limit the amount of molasses available to ship during the period.

Revenues from pressed pulp and tailing sales decreased less than $.1 million, reflecting a 52% decrease in sales volume. The reduced sales volume is primarily due to the Company’s pulp steam dryer operating on a more consistent basis in 2005, resulting in almost no excess pressed pulp to be marketed.

Revenues from yeast sales increased $0.2 million or 11.9%, reflecting an 8.8% increase in sales volume and a 3.0% increase in the average selling price. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the formula selling price. Marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2005 amounted to $5.6 million or $9.3 million less than the increase in the value of finished goods inventories for November 30, 2004.

In the Consolidated Statements of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $14.6 million, $1.2 million or 7.8% less than the prior year. The decrease is mainly attributable to the delay in starting plant operations when comparing the three-month period ending November 30, 2004. Marketing costs totaled $8.3 million, $3.9 million or 31.8% less than the prior year. The decrease is due to: (1) reduced costs for additional sugar allocations, allocations needed in order to ship all of the Company’s produced sugar under the sugar act of the current Farm Bill; (2) the cost of sugar purchased to supplement pooled sugar production for customer order requirements in the month of September; and (3) current crop freight and packaging costs. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, decreased $7.0 million or 22.0% from the fiscal year 2005 period. This decrease is a combination of less sugar being produced during the same time period and a lower estimated payment per pound for the growers’ sugar during the same time period. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $65.2 million, which is $17.4 million or 21.0% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

ESTIMATED FISCAL YEAR 2006 INFORMATION

The agreements between the Company and its members regarding the delivery of sugarbeets to the Company require payment for members’ sugarbeets in several installments throughout the year. As only the final payment is made after the close of the fiscal year, the first payments to members for their sugarbeets are based upon the Company’s then-current estimates of the financial results to be obtained from processing the crop and the sale of finished products. This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2005 sugar beet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products and the quantity of sugar produced from the sugar beet crop are beyond the Company’s control. The actual results experienced by the Company may differ materially from the forward-looking statements contained herein.

The Company’s members harvested 1.8 million tons of sugarbeets from the 2005 crop, the smallest harvested crop since the completion of the Company’s expansion completion in 1998. Sugar content of the 2005 crop at harvest was 7% below the average of the five most recent years and lower than any individual year during that period. The Company is projecting the sugar production from the 2005 crop at the lowest levels since the completion of the expansion in 1998. Unusually high levels of rainfall from May through July caused significant tonnage and quality reductions. Because of the below average yields from the 2005 crop, the Company has purchased approximately 156,000 tons of sugarbeets from a neighboring sugarbeet cooperative that had experienced a record harvest, and was interested in reducing its processing season risks associated with the large crop. The purchase of additional tons of sugarbeets is expected to have a positive impact to the operations of the Company. Due to a number of beet storage and operational factors that are subject to change when a processing season is extended, the exact amount of the positive impact is not known at this time. This forward-looking material is based on the Company’s expectations regarding the processing of the 2005 sugar beet crop (excluding the impact of the purchase of additional tons of sugarbeets by the Company); the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors such as changes in production efficiencies and storage conditions for the Company’s sugarbeets. The Company’s initial beet payment estimate totals $36.00 per ton or $.13050932 per harvested/bonus pound of sugar, with the final beet payment determined in October of 2006.

As of the date of this report, the condition of the beets in storage and factory operations has been satisfactory.

The 2002 Farm Bill contains marketing allocations for sugar that could potentially restrict the company’s ability to market all the sugar it produces. The Company believes it has obtained the allocations necessary for the marketing of its entire 2005 crop. However, there are no assurances that the Company will be able to secure enough marketing allocations for crop years 2006 and 2007 (the crop years covered by the current Farm Bill) to market all of the production from the those crops. For each crop year left under the Farm Bill, the Company’s Board of Directors and Management team will be assessing the level of anticipated allocations that the Company will be receiving from the United States Department of Agriculture (“USDA”). Based upon that estimated level of assessment, the measurement of the risk involved in trying to secure additional allocation from other sugar processors, if needed, and the value of selling non-allocation sugar into other markets, will ultimately determine the level of planted acreage that the Company decides upon. The company has announced to its shareholder/growers it intends to authorize the planting of 117,000 acres of beets for the 2006 crop.

OTHER INFORMATION

Federal programs, regulations and trade agreements

Provisions of the current Farm Bill and existing trade agreements between the United States (“U.S.”) and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently, imports provide about 20% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace will result in serious adverse sugar pricing consequences. The United States government is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar.  The Company believes these agreements, if they are realized, could negatively impact the Company’s profitability.  The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas, the Andean Free Trade Agreement, the Thailand Free Trade Agreement, the U.S.-Panama Free Trade Agreement and the South African Customs Union Free Trade Agreement. Many of the countries included in these agreements are major sugar producers and exporters.  If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

The Company and the U.S. sugar industry recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to actively oppose any agreement that calls for unneeded additional sugar access to domestic market place. The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

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

Audit Committee, Sarbanes Oxley regulations

The Company’s Audit Committee and management are working toward meeting all required SEC documentation, certification and best business practices as required in recently passed federal legislation (the Sarbanes Oxley law). As the SEC adopts new rules and proposes future rules, the Company is positioning itself to continue being in compliance. The Company’s Audit Committee and management have been seeking guidance from the SEC and experts in the appropriate areas as needed.

The Company considers its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to be its disclosure committee, responsible to the Audit Committee for presenting material facts relative to the financial statements and how they are to be disclosed in the SEC filings prior to those filings.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiary).

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank for calendar years 2005 and 2006 of $45.0 million, of which $1.0 million is currently available for a letter of credit. The seasonal line of credit is scheduled for renewal in May 2006.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

  Maintain working capital of not less than $9.0 million as of August 31, 2006.
  Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1.
  Maintain available cash flow to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of November 30, 2005 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of November 30, 2005 totals $17.7 million compared to $12.4 million at August 31, 2005, an increase of $5.3 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The targeted working capital for August 31, 2006 is approximately $10.4 million dollars and, in the Company’s opinion, will be attained. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately 5-years of Co-Bank long-term debt remaining and it has two tax exempt bond issues, one with $7.0 million remaining and one with $14.0 million remaining. During the year ended August 31, 2005, the Company began recording certain of the $14.0 million bonds from long-term to short-term liabilities to reflect the bond amortization schedule. With a combined bank long-term debt payment and two long-term bond payments, the Company’s working capital position has been decreasing, and as a result, has anticipated re-structuring its remaining $19.9 million long term debt package with Co-Bank when working capital requirements show a need for doing so. The Company has held preliminary discussions with Co-Bank regarding the future restructuring of its long-term debt package and does not anticipate difficulty in achieving debt restructuring in the future.

The primary factor for the changes in the Company’s financial condition for the three months ended November 30, 2005 was due to the seasonal needs of the 2005/2006 sugarbeet-processing season. The cash used to provide for operations of $23.0 million and investing activities of $1.1 million was funded through financing activities of $23.4 million. The net cash provided through financing activities of $23.4 million was primarily provided through proceeds from the issuance of short-term debt of $24.6 million; offset by payment of long-term debt of $1.2 million.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 -5 Years	After 5 Years
Long-Term Debt	$22.3MM	$3.6MM	$14.4MM	$4.3MM	0
Bonds Payable	$21.0MM	$1.7MM	$5.7MM	$4.5MM	$9.1MM
Operating Leases	$2.2MM	$.8MM	$1.4MM	0	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$45.5MM	$6.1MM	$21.5MM	$8.8MM	$9.1MM

Capital expenditures for the three months ended November 30, 2005 totaled $1.1 million. Capital expenditures for fiscal year 2006 are currently estimated at $4.1 million, which is less than the amount spent on average in the prior four years.

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

The Company filed the following Current Reports on Form 8-K during this quarter:

September 27, 2005: Minn-Dak Farmers Cooperative’s Board of Directors has determined that the planting level for the 2006 crop will be 160% of base acres plus a 2% measuring tolerance for a total planting of 162% of base acres. The 2005 crop planted acres were approved by the Board of Directors at the level of 150% of base acres.

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

MINN-DAK FARMERS COOPERATIVE

(Registrant)

Date: January 13, 2006	/s/ DAVID H. ROCHE

David H. Roche President and Chief Executive Officer

Date: January 13, 2006	/s/ STEVEN M. CASPERS

Steven M. Caspers Executive Vice President and Chief Financial Officer