Form 10-Q
period 2006-02-28
MINN DAK FARMERS COOPERATIVE
filed 2006-04-14
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file: No. 33-94644

MINN-DAK FARMERS COOPERATIVE
(Exact name of registrant as specified in its charter)

North Dakota	23-7222188
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7525 Red River Road Wahpeton, North Dakota	58075
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 11, 2006
$250 Par Value	473

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

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	Feb 28, 2006 (Unaudited)	Aug 31, 2005 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$106	$651

Receivables:
Trade accounts	9,263	9,405
Growers	22	4,103
Other	24	37

	9,309	13,545

Inventories:
Refined sugar, pulp and molasses to be sold on a pooled basis	41,123	19,730
Nonmember refined sugar	543	201
Yeast	102	115
Materials and supplies	6,393	7,038
Beet and Juice Inventory	25,162	—
Other Inventory	4,232	—

	77,555	27,084

Deferred charges	484	1,445

Prepaid expenses	479	397

Other	436	1,236

Current deferred income tax asset	541	541

Total current assets	88,910	44,899

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,959	22,959
Buildings	37,264	37,264
Factory equipment	130,949	130,803
Other equipment	4,092	3,574
Construction in progress	3,550	2,316

	198,814	196,917
Less accumulated depreciation	(100,702)	(97,088)

	98,112	99,828

OTHER ASSETS:
Investments restricted for bonds payable	1,425	1,492
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	10,834	11,039
Other	1,423	1,739

	13,682	14,269

	$200,704	$158,996

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	Feb 28, 2006 (Unaudited)	Aug 31, 2005 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$41,500	$9,800

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	1,780	1,725

	5,380	5,325

Accounts payable:
Trade	2,263	2,220
Growers	19,231	9,966

	21,494	12,186

Advances to affiliate	583	1,473

Accrued liabilities	3,267	3,681

Total current liabilities	72,224	32,465

LONG-TERM DEBT, NET OF CURRENT PORTION	17,500	19,900

BONDS PAYABLE	18,165	19,230

LONG TERM DEFERRED TAX LIABILITY	1,300	1,300

OTHER	1,126	672

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	110,315	73,567

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,853	2,019

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 475 shares at February 28,
2006 and 477 shares at August 31, 2005	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	1,380	1,380
Qualified allocated patronage	723	723
Nonqualified allocated patronage	28,482	23,695
Retained earnings	7,255	6,916

	88,536	83,410

	$200,704	$158,996

See Notes to Consolidated Financial Statements

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
REVENUE:
From sales of sugar, co-products, and yeast, net of discounts	$54,428	$62,626	$104,446	$124,774
Other income (expense)	53	14	99	79

	54,481	62,640	104,545	124,853

EXPENSES:
Production costs of sugar, co-products,
and yeast sold	19,685	18,555	34,245	34,342
Sales and distribution costs	6,998	7,678	15,330	19,895
General and administrative	1,637	1,768	3,127	3,292
Interest	978	877	1,661	1,589
Loss on disposition of property and equipment	28	0	26	—

	29,326	28,877	54,389	59,117

NET PROCEEDS RESULTING FROM MEMBER AND
NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	$25,155	$33,763	$50,156	65,734

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(34)	(48)	(84)	(100)

NET PROCEEDS RESULTING FROM MEMBER
AND NON-MEMBER BUSINESS	$25,121	$33,715	$50,072	$65,634

DISTRIBUTION OF NET PROCEEDS:
Credited to members’ investment:
Components of net income:
Income from non-member business	$136	$198	$339	$405
Patronage income	(49)	4,892	4,787	7,593

Net income credited to members’ investment	87	5,090	5,126	7,998

Payments to members for sugarbeets, net of unit
retention capital	25,035	28,625	44,947	57,636

NET PROCEEDS RESULTING FROM MEMBER AND
NON-MEMBER BUSINESS	$25,121	$33,715	$50,072	$65,634

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended February 28,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$5,126	$7,998
Add (deduct) noncash items:
Depreciation and amortization	3,932	3,853
Equipment disposals – loss	26	—
Net income allocated from unconsolidated marketing subsidiaries	(5)	(4)
Minority interest in equity of subsidiaries	84	100
Changes in operating assets and liabilities:
Accounts receivable and advances	3,346	5,448
Inventory and prepaid expenses	(49,752)	(61,745)
Deferred charges and other assets	1,392	1,277
Accounts payable, accrued liabilities and other liabilities	9,347	11,465

Net cash used in operating activities	(26,504)	(31,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	2	—
Capital expenditures	(2,070)	(1,318)
Net proceeds from patronage refunds and equity revolvements	209	217
Issuance of notes receivable	—	(128)
Restricted bond fund investment	67	(26)

Net cash used in investing activities	(1,792)	(1,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	31,700	36,830
Payment of long-term debt	(3,410)	(3,360)
Payment of financing fees	(289)	(313)
Payment of unit retains and allocated patronage	—	(10)
Dividends paid to minority shareholder	(250)	—
Sale and repurchase of common stock, net	—	1

Net cash provided by financing activities	27,751	33,148

NET INCREASE (DECREASE) IN CASH	(545)	285

CASH, BEGINNING OF YEAR	651	270

CASH, END OF QUARTER	$106	$555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$1,516	$1,356

Income taxes, net of refunds	$93	$6

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The consolidated financial statements for the three-month and six-month periods ended February 28, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2005. The results of operations for the six months ended February 28, 2006 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2006.

2.	Inventories of refined sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of a campaign and decrease to a low point of valuation at or near fiscal year end.

3.	In September 2005, the company declared a revolvement of the remaining 92% of the unit retains and allocated patronage for the 1995 crop totaling $2,533,591 and approximately 45% of the 1996 crop unit retains and allocated patronage totaling $2,008,115 effective August 31, 2005. These amounts were accrued as of August 31, 2005 and paid to the stockholders on September 30, 2005.

4.	In October 2005, the company allocated to members $5,191,808 of patronage from the 2004 crop in the form of non-qualified allocated patronage credits.

5.	As of February 28, 2006, the Company had $98.0 million of seasonal credit capacity, with $41.5 million being utilized for a remaining seasonal credit capacity of $56.5 million. As of August 31, 2005, the Company had $45.0 million of seasonal credit capacity, with $9.8 million being utilized, for a remaining seasonal credit capacity of $35.2 million. The increase in seasonal debt from August 31, 2005 to February 28, 2006 is due to normal seasonal operations. Co-Bank extended to the Company an additional $15.0 million line of temporary seasonal debt capacity through May 31, 2006. The Company has not used the line and does not expect to.

6.	The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements, which are effective for the interim period ending February 28, 2006, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Six Months Ended February 28, 2006

000’s	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service Cost	$429	$405	$0	$0
Interest Cost	701	658	0	0
Expected return on plan assets	(622)	(548)	0	0
Amortization of prior service cost	44	44	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	109	109	0	0
Net periodic benefit cost	$660	$668	$0	$0

As of the six months ended February 28, 2006, the Company has made $.56 million of contributions vs. $.50 million through the six months ended February 28, 2005. The Company anticipates contributing an additional $.56 million to fund its pension plan in FY 2006 for a total of $1.12 million. Contributions in FY 2005 totaled $1.21 million.

7.	The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” in November 2004. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so as to require such costs to be treated as current period charges. Further, this statement requires that the allocation of fixed overhead costs to inventoriable production costs be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 in the quarter ended October 31, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements. However, future changes in the Company’s production or logistics could have a material impact on the Company’s financial statements as a result of SFAS No. 151.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months and six months ended February 28, 2006 (the second quarter of the Company’s 2005-2006 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended August 31, 2005. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a)  inventory valuation, and (b) income taxes.

Inventory Valuation

Inventories of refined sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of a campaign and decrease to a low point of valuation at or near fiscal year end.

Income Taxes

The Company is a nonexempt cooperative as described under Section 1381(a)(2) of the Internal Revenue Code of 1986. Accordingly, net margins from business done with member patrons, which are allocated and paid as prescribed in Section 1392 of the Code, will be taxable to the members and not to the Company. To the extent that net margins are not allocated and paid as stated above or arise from business done with non-members, the Company shall have taxable income subject to corporate income taxes.

RESULTS FROM OPERATIONS

Comparison of the three months ended February 28, 2006 and February 28, 2005

Revenue for the three months ended February 28, 2006 decreased $8.2 million from the 2005 period, a decrease of 13.1%. Revenue from the sale of finished goods decreased $6.0 million and the change in the value of inventories decreased $2.2 million.

Revenue from the sales of sugar decreased $6.6 million, or 16.6% reflecting a 24.4% decrease in volume and a 7.8% increase in the sales price for sugar. The decrease in volume is primarily the result of a smaller crop. Sugar prices have been substantially higher on a spot market basis vs. prior years due primarily to crop damage to the United States cane sugar industry from the 2005 hurricane season, and a strengthening of consumption in the U.S.

Revenue from dried pulp sales decreased less than $.1 million or 1.4%, reflecting a 4.3% decrease in sales volume and a 2.9% increase in the average gross selling price.

Revenue from molasses sales increased $.3 million or 18.3%, reflecting a 2.4% increase in sales volume and a 15.9% increase in the average gross selling price. Beet molasses prices increased in the second quarter due to continued reduced beet and cane molasses supplies worldwide. The tightening supply situation has resulted in higher prices in the market.

Revenues from pressed pulp and tailing sales decreased $.1 million, reflecting a 43.6% decrease in sales volume. The reduced sales volume is primarily due to the pulp steam dryer operating on an even more consistent basis in 2006 resulting in no excess pressed pulp to be marketed. Continued consistent operation of the pulp steam dryer is expected to result in little future pressed pulp sales for the Company.

Revenues from yeast sales increased $0.4 million or 24.7%, reflecting a 10.7% increase in sales volume and a 14.0% increase in the average selling price. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the selling price. Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 28, 2006 amounted to $13.8 million or $2.2 million less than the increase in the value of finished goods inventories for February 28, 2005.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $19.7 million, $1.1 million or 6.1% more than the prior year. The increase is mainly attributable to higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the three-month period ending February 28, 2006 to the three-month period ending February 28, 2005. Marketing costs totaled $7.0 million, $.7 million or 8.9% less than the prior year. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $25.0 million, a decreased of $3.6 million or 12.5%. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $65.2 million, which is $17.4 million or 21.0% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% projected decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% projected increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

Comparison of the six months ended February 28, 2006 and February 28, 2005

Revenue for the six months ended February 28, 2006 decreased $20.3 million from the 2005 period, a decrease of 16.3%. Revenue from the sale of finished goods decreased $10.8 million and the change in the value of inventories decreased $9.5 million.

Revenue from the sales of sugar decreased $11.2 million, or 13.9% reflecting an 18.3% decrease in volume and a 4.4% increase in the sales price for sugar. The decrease in volume is primarily the result of a smaller crop. Sugar prices have been substantially higher on a spot market basis vs. prior years due primarily crop damage to the United States cane sugar industry from the 2005 hurricane season, and a strengthening of consumption in the U.S.

Revenue from dried pulp sales increased $.3 million or 4.4%, reflecting a 1.2% decrease in sales volume and a 5.6% increase in the average gross selling price. . Prices increased due to the continued relative strength of both the European Euro and the Japanese Yen against the U.S. dollar at the time sales were contracted, and a lower ocean freight rate market, making dried pulp more attractive in the overseas markets.

Revenue from molasses sales decreased $.4 million or 10.8%, reflecting a 24.6% decrease in sales volume and a 13.8% increase in the average gross selling price. Beet molasses prices increased in the second quarter due to continued reduced beet and cane molasses supplies worldwide. The tightening supply situation has resulted in higher prices in the market. Volume decreased significantly versus the prior year due to low carryover inventories and a late start up for new crop production. These factors combined to limit the amount of molasses available to ship during the period.

Revenues from pressed pulp and tailing sales decreased $.1 million, reflecting a 45.7% decrease in sales volume. The reduced sales volume is primarily due to the pulp steam dryer operating on an even more consistent basis in 2006 vs. 2005, resulting in no excess pressed pulp to be marketed. Continued consistent operation of the pulp steam dryer is expected to result in little future pressed pulp sales for the Company.

Revenues from yeast sales increased $0.6 million or 18.3%, reflecting a 9.7% increase in sales volume and an 8.5% increase in the average selling price. The average selling price is based upon a formula between Minn-Dak Yeast Company and Sensient whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn-Dak Yeast for product. As sales volumes increase or decrease, the efficiencies of production costs will cause the formula to decrease or increase the selling price. Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 2006 amounted to $21.4 million or $9.5 million less than the increase in the value of finished goods inventories for February 28, 2005.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $34.2 million, $.1 million or 0.3% less than the prior year. The increase is mainly attributable to lower volume, but higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the six-month period ending February 28, 2006 to the six-month period ending February 28, 2005. Marketing costs totaled $15.3 million, $4.6 million or 22.9% less than the prior year. The marketing costs were lower, as a result of a decrease in the cost of purchased sugar of approximately $2.5 million and due to less activity as it relates to the purchase of additional sugar sales allocations. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $25.0 million, a decreased of $3.6 million or 12.5%. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $52.0 million, which is $13.6 million or 20.7% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% projected decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% projected increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

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

If production continues with the current fiscal year trends, the Company anticipates that actual production of sugar and co-products, at best, will meet forecasted numbers; and if the forecasted production numbers are not met, then there is a potential for a decrease in beet payment to growers for the 2005 crop sugarbeets. The Company was adversely impacted by unseasonably warm weather in January and by a shortage of beet re-haul drivers in October and November, both contributing to a reduced storage quality condition and less sugar being extracted from the sugarbeets. The Company has taken action to correct the shortage of beet re-haul drivers for future crops.

The spot price for sugar has reached levels not seen for over 20 years during the 2005-crop marketing year. The Company’s marketing subsidiary, United Sugar, has a marketing strategy; which includes a certain portion of each crop being sold in advance of the production of sugar. Because a large portion of the 2005-crop sugar was contracted prior to the rise in sugar prices, the Company did not gain the full benefit of the sugar price increases for the 2005-crop. However, marketing activity for the 2006-crop sugar has been positively impacted by the current market conditions.

The 2002 Farm Bill contains marketing allocations for sugar that could potentially restrict the company’s ability to market all the sugar it produces. The Company believes it has obtained the allocations necessary for the marketing of its entire 2005 crop. However, there are no assurances that the Company will be able to secure enough marketing allocations for crop years 2006 and 2007 (the crop years covered by the current Farm Bill) to market all of the production from the those crops. For each crop year left under the Farm Bill, the Company’s Board of Directors and Management team will be assessing the level of anticipated allocations that the Company will be receiving from the United States Department of Agriculture (“USDA”). Based upon that estimated level of assessment, the measurement of the risk involved in trying to secure additional allocation from other sugar processors, if needed, and the value of selling non-allocation sugar into other markets, will ultimately determine the level of planted acreage that the Company decides upon. The Company has announced to its shareholder/growers that it intends to authorize the planting of 117,000 acres of beets for the 2006 crop vs. the 108,300 acres authorized for the 2005 crop.

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

Audit Committee, Sarbanes-Oxley regulations

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

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank for calendar years 2005 and 2006 of $45.0 million, of which $1.0 million is currently available for a letter of credit. The seasonal line of credit is scheduled for renewal in May 2006. Co-Bank extended to the Company an additional $15.0 million line of temporary seasonal debt capacity through May 31, 2006. The Company has not used the line and does not expect to.

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

As of February 28, 2006 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 28, 2006 totals $16.7 million compared to $12.4 million at August 31, 2005, an increase of $4.3 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The targeted working capital for August 31, 2006 is approximately $10.4 million dollars and, in the Company’s opinion, will be attained. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately 5-years of Co-Bank long-term debt remaining and it has two tax exempt bond issues, one with $5.9 million remaining and one with $13.3 million remaining. During the year ended August 31, 2005, the Company began reclassifying certain of the bonds from long-term to short-term liabilities to reflect the bond amortization schedule. With a combined bank long-term debt payment and two long-term bond payments, the Company’s working capital position has been decreasing, and as a result, the Company has anticipated re-structuring its remaining $17.5 million long term debt package with Co-Bank when working capital requirements show a need for doing so. The Company has held preliminary discussions with Co-Bank regarding the future restructuring of its long-term debt package and it does not anticipate difficulty in achieving debt restructuring with Co-Bank in the future.

The primary factor for the changes in the Company’s financial condition for the six months ended February 28, 2006 was due to the seasonal needs of the 2005/2006 sugarbeet-processing season. The cash used to provide for operations of $26.5 million and investing activities of $1.8 million was funded through financing activities of $27.8 million. The net cash provided through financing activities of $27.8 million was primarily provided through proceeds from the issuance of short-term debt of $31.7 million; offset by payment of long-term debt of $3.4 million.

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt	$21.1MM	$3.6MM	$14.4MM	$3.1MM	0
Bonds Payable	$19.2MM	$1.8MM	$5.9MM	$3.1MM	$9.1MM
Operating Leases	$2.2MM	$.8MM	$1.4MM	0	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$43.2MM	$6.2MM	$21.7MM	$6.2MM	$9.1MM

Capital expenditures for the six months ended February 28, 2006 totaled $3.5 million. Capital expenditures for fiscal year 2006 are currently estimated at $4.1 million, which is less than the amount spent on average in the prior four years.

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

        The Company did not file any reports on Form 8-K during this quarter.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE (Registrant)

Date:	April 14, 2006	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	April 14, 2006	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer