Form 10-Q
period 2006-05-31
MINN DAK FARMERS COOPERATIVE
filed 2006-07-14
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at June 26, 2006
$250 Par Value	475

Minn-Dak Farmers Cooperative (“The Company”) has previously registered securities for offer and sale pursuant to the Securities Act of 1933, as amended (the “Securities Act”). As a result of that previous registration under the Securities Act, under Sections 15(d) and 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is obligated to file quarterly reports on form 10-Q, annual reports on Form 10-K and supplemental reports on Form 8-K. However, the Company has not registered any of its securities under Section 12(g) of the Exchange Act. The Company is exempt from any obligation to register its securities under the Exchange Act due to the provisions of Section 12(g)(2)(E), which exempts from Exchange Act registration any security of an issuer, such as the Company, which is a “cooperative association” as defined in the Agricultural Marketing Act of 1929. As a result, those provisions of the Exchange Act, which are applicable only to securities registered under Section 12 of that act, do not apply to shares issued by the Company. The provisions, which do not apply to the Company’s shares, include the regulation of proxies under Section 14 of the Exchange Act and the reporting and other obligations of directors, officers and principal stockholders under Section 16 of the Exchange Act.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	May 31, 2006 (Unaudited)	Aug 31, 2005 (Audited)

CURRENT ASSETS:
Cash	$291	$651

Receivables:
Trade accounts	10,553	9,405
Growers	4,681	4,103
Other	24	37

	15,258	13,545

Inventories:
Refined sugar, thick juice, pulp and molasses
to be sold on a pooled basis	59,327	19,730
Nonmember refined sugar	540	201
Yeast	116	115
Materials and supplies	6,214	7,038
Other Inventory	(448)	—

	65,749	27,084

Deferred charges	787	1,445

Prepaid expenses	446	397

Other	857	1,236

Current deferred income tax asset	541	541

Total current assets	83,930	44,899

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	23,939	22,959
Buildings	37,455	37,264
Factory equipment	132,646	130,803
Other equipment	4,088	3,574
Construction in progress	2,130	2,316

	200,258	196,917
Less accumulated depreciation	(102,548)	(97,088)

	97,711	99,828

OTHER ASSETS:
Investments restricted for bonds payable	—	1,492
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	10,848	11,039
Other	2,038	1,739

	12,886	14,269

	$194,527	$158,996

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

LIABILITIES AND MEMBERS’ INVESTMENT	May 31, 2006 (Unaudited)	Aug 31, 2005 (Audited)

CURRENT LIABILITIES:
Short-term notes payable	$29,555	$9,800

Current portion of long-term debt	3,324	3,600
Current portion of bonds payable	1,665	1,725

	4,989	5,325
Accounts payable:
Trade	1,921	2,220
Growers	14,286	9,966

	16,207	12,186

Advances (from) to affiliates	(134)	1,473

Accrued liabilities	2,389	3,681

Total current liabilities	53,006	32,465

LONG-TERM DEBT, NET OF CURRENT PORTION	20,776	19,900

BONDS PAYABLE	17,415	19,230

LONG TERM DEFERRED TAX LIABILITY	1,300	1,300

OTHER	1,108	672

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	93,605	73,567

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	—	2,019

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 475 shares at May 31,
2006 and 477 shares at August 31, 2005	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	1,380	1,380
Qualified allocated patronage	723	723
Nonqualified allocated patronage	40,036	23,695
Retained earnings	8,087	6,916

	100,922	83,410

	$194,527	$158,996

See Notes to Consolidated Financial Statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
REVENUE:
From sales of sugar, thick juice, co-products, and
yeast, net of discounts and changes in finished
goods inventory at NRV	$46,945	$45,069	$164,240	$174,001
Other income (expense)	971	1,248	1,070	1,327

	47,916	46,317	165,310	175,328

EXPENSES:
Production costs of sugar, thick juice, co-products,
and yeast sold	11,408	7,961	52,579	46,685
Sales and distribution costs	5,476	8,183	20,807	28,078
General and administrative	1,579	1,719	4,706	5,011
Interest	1,165	895	2,827	2,484
Loss on disposition of property and equipment	15	0	40	—

	19,643	18,758	80,959	82,258

NET PROCEEDS RESULTING FROM MEMBER AND
NON-MEMBER BUSINESS BEFORE MINORITY
INTEREST	$28,274	$27,559	$84,351	93,070

MINORITY INTEREST IN INCOME OF
SUBSIDIARIES	(13)	(100)	(97)	(167)

NET PROCEEDS RESULTING FROM MEMBER
AND NON-MEMBER BUSINESS	$28,261	$27,459	$84,254	$92,903

DISTRIBUTION OF NET PROCEEDS:
Credited to member’s investment:
Components of net income:
Income from non-member business	$832	$291	$1,171	$696
Patronage income	5,633	861	16,341	8,165

Net income credited to member’s
investment	6,465	1,153	17,512	8,862

Payments to members for sugarbeets, net of unit
retention capital	21,796	26,307	66,743	84,042

NET PROCEEDS RESULTING FROM MEMBER AND
NON-MEMBER BUSINESS	$28,261	$27,459	$84,254	$92,903

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended May 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$17,512	$18,371
Add (deduct) noncash items:
Depreciation and amortization	5,899	5,776
Equipment disposals – loss	40	—
Net income allocated from unconsolidated marketing subsidiaries	(7)	(2)
Noncash portion of patronage capital credits	(90)	(961)
Minority interest in equity of subsidiaries	97	167
Changes in operating assets and liabilities:
Accounts receivable and advances	(3,416)	1,608
Inventory and prepaid expenses	(38,335)	(40,226)
Deferred charges and other assets	1,089	913
Accounts payable, accrued liabilities and other liabilities	3,550	2,077

Net cash used in operating activities	(13,660)	(12,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	3	—
Capital expenditures	(3,569)	(2,148)
Acquisition of Minn Dak Yeast minority interest	(2,765)	—
Net proceeds from patronage refunds and equity revolvements	209	217
Issuance of notes receivable	(12)	(128)
Restricted bond fund investment	1,492	(44)

Net cash used in investing activities	(4,642)	(2,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	19,755	19,140
Net proceeds from issuance of long-term debt	3,000	—
Payment of long-term debt	(4,275)	(4,560)
Payment of financing fees	(289)	(313)
Payment of unit retains and allocated patronage	—	(10)
Dividends paid to minority shareholder	(250)	—

Net cash provided by financing activities	17,941	14,257

NET INCREASE (DECREASE) IN CASH	(360)	(122)

CASH, BEGINNING OF YEAR	651	270

CASH, END OF QUARTER	$291	$149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$2,552	$2,116

Income taxes, net of refunds	$292	$25

Acquisition of Minority interest of subsidiary:
New working capital	$1,012	$—
Machinery and equipment	1,008	—
Land and buildings	277	—
Other assets	77	—
Customer relations	514	—
Non-compete agreement	62	—
Goodwill	110	—
Long term liabilities	(295)	—

	$2,765	$—

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary company Minn Dak Yeast Company (“Minn Dak Yeast) for the three-month and nine-month periods ended May 31, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2005. The results of operations for the nine months ended May 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2006.

2.

Inventories of refined sugar, thick juice, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar or thick juice, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of a campaign and decrease to a low point of valuation at or near fiscal year end.

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

5.

As of May 31, 2006, the Company had $86.8 million of seasonal credit capacity, with $29.6 million being utilized for a remaining seasonal credit capacity of $57.2 million. As of August 31, 2005, the Company had $45.0 million of seasonal credit capacity, with $9.8 million being utilized, for a remaining seasonal credit capacity of $35.2 million. The increase in seasonal debt from August 31, 2005 to May 31, 2006 is due to normal seasonal operations. The amortization schedule for the long-term debt was lengthened, which changed repayments to the Bank from $4.8 million per year to $3.3 million per year.

6.

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements, which are effective for the interim period ending May 31, 2006, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Nine Months Ended May 31, 2006

	Pension Benefits		Other Benefits
000’s	2006	2005	2006	2005
Service Cost	$644	$608	$0	$0
Interest Cost	1,051	987	0	0
Expected return on plan assets	(933)	(823)	0	0
Amortization of prior service cost	65	66	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	163	163	0	0
Net periodic benefit cost	$990	$1,001	$0	$0

As of the nine months ended May 31, 2006, the Company has made $1.12 million of contributions vs. $1.21 million through the nine months ended May 31, 2005. The Company does not anticipate making any additional contributions to fund its pension plan in FY 2006. Contributions in FY 2005 totaled $1.21 million.

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

8.

On 5-1-06 the Company acquired the 20% minority interest in Minn Dak Yeast Company (“Minn Dak Yeast”) from Sensient Technologies Corp. (“Sensient”) so that the Company now owns 100% of Minn Dak Yeast. Sensient wanted to divest itself from the yeast industry and would have been contractually able to require the Company to acquire the 100% ownership position on July 1, 2007. The Company had received an unsolicited offer by National Yeast, LLC to perform the marketing function for Minn Dak Yeast in the event Sensient would terminate its marketing agreement with Minn Dak Yeast. The Company and Sensient took into account other offers made to Sensient and from Sensient to other companies, and the Company’s right of first refusal, should another company have accepted Sensient’s offer to sell. Because Minn Dak Yeast was already 80% owned by the Company, 100% of its business activity has already been reflected in the Company’s operating statements and balance sheets since the inception of Minn Dak Yeast. The acquisition costs for the remaining 20% of Minn Dak Yeast, including purchase price, legal fees and appraisal fees, was $2.8 million dollars.

	4-30-06 Book	4-30-06 Appraised	FAS 141 Adjustments	FAS 141 Balance Sheet
Net Working Capital	$ 5,059	$ 5,059	$ 0	$ 5,059
Land, Buildings, Machinery and Equipment	$ 4,968	$ 6,424	$ 291	$ 5,259
Other Assets	$ 775	$ 385	$ (78)	$ 697
Identified Intangible Assets	$ 0	$ 2,880	$ 576	$ 576
Goodwill	$ 0	$ 2,880	$ 110	$ 110
Total Assets	$10,802	$15,298	$ 899	$11,701
Long Term Tax Liability	$ 1,473	$ 1,473	$ 0	$ 1,473
Equity	$ 9,329	$13,825	$ 899	$10,228
Total Liability and Equity	$10,802	$15,298	$ 899	$11,701

Acquisition of Minority interest of subsidiary:
New working capital	$1,012
Machinery and equipment	1,008
Land and buildings	277
Other assets	77
Customer relations	514
Non-compete agreement	62
Goodwill	110
Long term liabilities	(295)
$2,765

There are no contingent provisions nor Research and Development assets purchased or written off in the purchase agreement between the Company and Sensient. The purchase price has been finalized on this transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED MAY 31, 2006 AND MAY 31, 2005

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months and nine months ended May 31, 2006 (the third quarter of the Company’s 2005-2006 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

During the review of the 2nd quarter 10-q for FY2006, it was discovered the finished goods inventory was not properly reconciled prior to the filing of the 10-q, and it was corrected and internal controls put in place to insure future accuracy. The valuation of finished goods inventory and thick juice inventory was also reviewed. It was determined that thick juice inventory should be recorded at NRV, and not cost for the interim financial statements in order to be consistent with accounting principles that would be applied at fiscal year end if any thick juice were present. It was also determined the NRV for products should take into account year to date activity and current estimates to arrive at a calculated NRV for any inventory to be valued at NRV. This statement reflects these changes in presentation. The Company anticipates filing 10-Q/A reports for the quarters ended 11-30-04, 2-28-05, 5-31-05, 11-30-05, and 2-28-06 to provide comparative data.

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

Inventory Valuation

Inventories of refined sugar, thick juice, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar or thick juice, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of a campaign and decrease to a low point of valuation at or near fiscal year end.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires that goodwill be evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company will use a discounted cash flow analysis in evaluating goodwill for impairment in fiscal year 2006. The Company believes that no impairment charge is necessary.

Asset Impairment

We are required to evaluate our long-lived assets, including goodwill, for impairment and write down the value of any assets if they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the fair values and future cash flows related to these assets. Future events could cause management to conclude that impairment indicators exist and that the value of certain long-lived assets is impaired.

RESULTS FROM OPERATIONS

Comparison of the three months ended May 31, 2006 and May 31, 2005

Revenue and inventory changes for the three months ended May 31, 2006 increased $1.9 million from the 2005 period. Revenue from the sale of finished goods decreased $8.0 million and the change in the value of inventories increased $9.8 million.

Revenue from the sales of sugar decreased $8.0 million, or 18.7% reflecting a 30.2% decrease in volume and an 11.5% increase in the sales price for sugar. The decrease in volume is primarily the result of a smaller crop. Sugar prices have been substantially higher on a spot market basis vs. prior years due primarily to crop damage to the United States cane sugar industry from the 2005 hurricane season, and a strengthening of consumption in the US.

Revenue from dried pulp sales decreased $0.1 million or 3.2%, reflecting a 7.2% decrease in sales volume and a 4.0% increase in the average gross selling price. Dried pulp volume decreased due to reduced sales to Asia and Europe, partially offset by an increase in domestic sales for the three months ended May 31, 2006 versus 2005. The average price increase is due to the continued relative strength of the European Euro and the Japanese Yen against the U.S. dollar at the time the sales were contracted.

Revenue from molasses sales decreased $0.5 million or 31.1%, reflecting a 45.0% decrease in sales volume and a 13.9% increase in the average gross selling price. Beet molasses prices increased in the second and third quarters due to continued reduced beet and cane molasses supplies worldwide. The tightening supply situation has resulted in higher prices in the market. Beet molasses sales volume decreased as a result of reduced usage by fermentation customers.

Revenues from pressed pulp and tailing sales were basically unchanged. Although we experienced a 13.4% decrease in sales volume, it was offset by a 13.4% increase in sales price. The reduced sales volume is primarily due to the pulp steam dryer operating on a consistent basis in 2006 resulting in no excess pressed pulp to be marketed. Continued consistent operation of the pulp steam dryer is expected to result in little future pressed pulp sales for the Company.

Revenues from yeast sales increased $0.6 million or 33.4%, reflecting a 6.9% increase in sales volume and a 26.5% increase in the average selling price. The average selling price for the first two months of the quarter were based upon a formula between Minn Dak Yeast and its marketing and equity partner, Sensient Technologies Corp., whereby average selling prices to customers, along with average costs of production are taken into account in establishing the price Sensient pays Minn Dak Yeast for product. During the final month of this quarter, the Company owned 100% of Minn Dak Yeast and the formula involving Sensient was terminated. During the last month of this quarter and for the future, Minn Dak Yeast will record all sales at the customer sales amount and record all its marketing costs as part of the operating statement. Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended May 31, 2006 amounted to $5.4 million or $9.8 million more than the increase in the value of finished goods inventories for the three months ended May 31, 2005. The primary cause of change in finished goods inventories is volume related.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, thick juice, co-products and yeast totaled $11.4 million, $3.4 million or 43.3% more than the prior year. The increase is mainly attributable to the purchase and delivery cost of sugarbeets purchased from another sugarbeet cooperative, and higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality, when comparing the three-month period ending May 31, 2006 to the three-month period ending May 31, 2005. Marketing costs totaled $5.5 million, $2.7 million or 33.0% less than the prior year. The marketing costs were lower, as a result of a decrease in the cost of purchased sugar of approximately $2.5 million, due to less activity as it relates to the purchase of additional sugar sales allocations, and due to the smaller 2005-crop size. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $21.8 million, a decreased of $4.5 million or 17.1%. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $66.1 million, which is $16.5 million or 20.0% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% projected decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% projected increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

On May 1, 2006, the Company acquired the minority interest in Minn Dak Yeast. As required by accounting pronouncements, the assets of Minn Dak Yeast were appraised by an outside appraisal firm resulting in the recording of $0.7 million of intangibles and goodwill and $0.2 million of FAS 141 asset mark-up. In addition, Minn Dak Yeast was given title to assets held by the minority shareholder at no cost, which had a fair market value of $0.6 million, which was recorded as other income.

The Company’s Board of Directors has taken the necessary steps to treat Minn Dak Yeast income as patronage based vs. the prior treatment as non-patronage based.

Comparison of the nine months ended May 31, 2006 and May 31, 2005

Revenue and inventory changes for the nine months ended May 31, 2006 decreased $9.8 million from the 2005 period, a decrease of 5.6%. Revenue from the sale of finished goods decreased $18.8 million and the change in the value of inventories decreased $9.0 million more than the change from the prior year.

Revenue from the sales of sugar decreased $19.2 million, or 15.6% reflecting a 22.4% decrease in volume and a 6.8% increase in the sales price for sugar. The decrease in volume is primarily the result of a smaller crop. Sugar prices have been substantially higher on a spot market basis vs. prior years due primarily to crop damage to the United States cane sugar industry from the 2005 hurricane season, and a strengthening of consumption in the US.

Revenue from dried pulp sales increased $0.1 million or 1.6%, reflecting a 3.3% decrease in sales volume and a 4.9% increase in the average gross selling price. Prices increased due to the continued relative strength of both the European Euro and the Japanese Yen against the U.S. dollar at the time sales were contracted, and a lower ocean freight rate market, making dried pulp more attractive in the overseas markets.

Revenue from molasses sales decreased $0.9 million or 16.9%, reflecting a 30.5% decrease in sales volume and a 13.6% increase in the average gross selling price. Beet molasses prices increased in the second and third quarters due to continued reduced beet and cane molasses supplies worldwide. The tightening supply situation has resulted in higher prices in the market. Volume decreased significantly versus the prior year due to low carryover inventories and a late start up for new crop production. These factors combined to limit the amount of molasses available to ship during the period.

Revenues from pressed pulp and tailing sales decreased $0.1 million, reflecting a 36.3% decrease in sales volume. The reduced sales volume is primarily due to the pulp steam dryer operating on an even more consistent basis in 2006 vs. 2005, resulting in no excess pressed pulp to be marketed. Continued consistent operation of the pulp steam dryer is expected to result in little future pressed pulp sales for the Company.

Revenues from yeast sales increased $1.3 million or 23.4%, reflecting an 8.8% increase in sales volume and a 14.6% increase in the average selling price. The average selling price is based upon a formula between Minn Dak Yeast and Sensient Technologies Corp., its marketing and equity partner, whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn Dak Yeast for product for the first eight months of the fiscal year. During the final month of this report, the Company owned 100% of Minn Dak Yeast and the formula involving Sensient was terminated. During the last month of this report and for the future, Minn Dak Yeast will record all sales at the customer sales amount and record all marketing costs as part of its operating statements. Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2006 amounted to $39.6 million or $9.0 million more than the increase in the value of finished goods inventories for the nine months ended May 31, 2005. The primary cause of change in finished goods inventories is primarily price related.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, co-products and yeast totaled $52.6 million, $5.9 million or 12.6% more than the prior year. The increase is mainly attributable to the purchase and delivery cost of sugarbeets purchased from another sugarbeet cooperative, higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the nine month period ending May 31, 2006 to the nine month period ending May 31, 2005. Marketing costs totaled $20.8 million, $7.3 million or 25.9% less than the prior year. The marketing costs were lower, as a result of a decrease in the cost of purchased sugar of approximately $2.5 million, due to less activity as it relates to the purchase of additional sugar sales allocations, and due to the smaller 2005-crop size. In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $66.7 million, a decreased of $17.3 million or 20.6%. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $66.1 million, which is $16.5 million or 20.0% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% projected decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% projected increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

On May 1, 2006, the Company acquired the minority interest in Minn Dak Yeast. As required by accounting pronouncements, the assets of Minn Dak Yeast were appraised by an outside appraisal firm resulting in the recording of $0.7 million of intangibles and goodwill and $0.2 million of FAS 141 asset mark-up. In addition, Minn Dak Yeast was given title to assets held by the minority shareholder at no cost, which had a fair market value of $0.6 million, which was recorded as other income.

The Company’s Board of Directors has taken the necessary steps to treat Minn Dak Yeast income as patronage based vs. the prior treatment as non-patronage based.

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

The Company’s members harvested 1.8 million tons of sugarbeets from the 2005 crop, the smallest harvested crop since the completion of the Company’s expansion in 1998. Sugar content of the 2005 crop at harvest was 7% below the average of the five most recent years and lower than any individual year during that period. The Company is projecting the sugar production from the 2005 crop at the lowest levels since the completion of the expansion in 1998. Unusually high levels of rainfall from May through July of the 2005 growing season caused significant tonnage and quality reductions. Because of the below average yields from the 2005 crop, the Company purchased approximately 156,000 tons of sugarbeets from a neighboring sugarbeet cooperative that had experienced a record harvest, and was interested in reducing its processing season risks associated with the large crop. The purchase of additional tons of sugarbeets had a positive financial impact to the operations of the Company. This forward-looking material is based upon the Company’s results of the processing of the 2005 sugar beet crop and the expected revenues and expenditures for the remainder of fiscal year 2006. Results from operations could differ materially from the Company’s current estimate as a result of various estimates, such as the cost to the Company of its inter-campaign maintenance and the final net selling prices for its finished goods.

After the conclusion of the sugar production cycle of the Company’s fiscal year, actual production of sugar and co-products did not meet forecasted numbers as adjusted for additional purchased beets due to adverse weather conditions for long-term storage of sugarbeets. That, in turn, resulted in lower quality beets to process, lower slice rate and higher pile shrink (fewer tons to process). Offsetting the reduced production numbers were higher prices for sugar and co-products. The Company’s initial beet payment estimate totaled $36.00 per ton or $.13050932 per pound of sugar harvested. As of June 27, 2006 the estimated beet payment to growers for the 2005 crop sugarbeets was increased to $36.50 per ton or $.13232064 per pound of sugar harvested, with the final beet payment to be determined in October of 2006.

The Company was adversely impacted by unseasonably warm weather in January 2006 and by a shortage of beet re-haul drivers in October and November of 2005, both contributing to a reduced storage quality condition and less sugar being extracted from the sugarbeets. The Company has taken action to correct the shortage of beet re-haul drivers for future crops.

The spot price for sugar has reached levels not seen for over 20 years during the 2005-crop marketing year. The Company’s marketing subsidiary, United Sugars, has a marketing strategy; which includes a certain portion of each crop being sold in advance of the production of sugar. Because a large portion of the 2005-crop sugar was contracted prior to the rise in sugar prices, the Company did not gain the full benefit of the sugar price increases for the 2005-crop. However, marketing activity for the 2006-crop sugar has been positively impacted by the current market conditions.

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

ESTIMATED FISCAL YEAR 2007 INFORMATION

The Board of Directors announced earlier in the current year that the 2006-crop planted acreage would be increased to an estimated 117,000 acres vs. the 108,300 acres authorized for the 2005-crop.

Planting of the 2006-crop was approximately 72% completed in the month of April with the majority of the balance being planted within the first two weeks of May. Only a limited number of acres were damaged to the extent they required replanting.

Growing conditions for the 2006-crop are currently rated at average to above average. The current plan is to have harvest begin the last week of August 2006 and factory slicing operations to begin September 1, 2006 vs. the harvest start of October 1, 2005 for the 2005-crop.

If harvest begins in August, the business activity associated with the 2006-crop will be deferred into the 2007 fiscal year to maintain consistent pool accounting on a crop year basis.

OTHER INFORMATION

Federal programs, regulations and trade agreements

Provisions of the current Farm Bill and existing trade agreements between the United States (“U.S.”) and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently, imports provide, on average, about 20% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace will result in serious adverse sugar pricing consequences. The United States government is pursuing an aggressive agenda on international trade. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar. The Company believes these agreements, if they are realized, could negatively impact the Company’s profitability. The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas, the Andean Free Trade Agreement, the Thailand Free Trade Agreement, the U.S.-Panama Free Trade Agreement and the South African Customs Union Free Trade Agreement. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation. During the quarter ended 5-31-06, there was a change in internal controls for interim financial reporting.

EXTERNAL RISK FACTORS THAT MAY AFFECT THE COMPANY

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

There have been no material changes to what the Company views as its external risk factors.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank for calendar years 2006 and 2007 of $45.0 million. The seasonal line of credit is scheduled for renewal in May 2007.

On May 30th, 2006, the Company renewed, through May 31, 2007, the seasonal and term-debt lines of credit with the Bank. Changes to the loan agreements covering these lines of credit included the following:

•	$3.0 million of additional long-term debt was added to the loan agreement to fund investments of the Company;
•	The working capital covenant in the loan agreement was eliminated and replaced by a current ratio covenant;
•	The amortization schedule for the long-term debt was lengthened, which changed repayments to the Bank from $4.8 million per year to $3.3 million per year.

The loan agreements between the Bank and the Company obligate the company to maintain the following financial covenants, and in accordance with GAAP:

•	Maintain a current ratio of no less than 1.10 for the first quarter of a fiscal year and 1.15 for all other quarter and fiscal year ends;
•	Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1;
•	Maintain available cash flow to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of May 31, 2006 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2006 totals $30.9 million compared to $12.4 million at August 31, 2005, an increase of $18.5 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The targeted working capital for August 31, 2006 is approximately $10.4 million dollars and, in the Company’s opinion, will be attained. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately 7-years of Co-Bank long-term debt remaining and it has two tax exempt bond issues, one with $5.9 million remaining and one with $13.3 million remaining. During the year ended August 31, 2005, the Company began reclassifying certain of the bonds from long-term to short-term liabilities to reflect the bond amortization schedule.

The primary factor for the changes in the Company’s financial condition for the nine months ended May 31, 2006 was due to the seasonal needs of the 2005/2006 sugarbeet-processing season. The cash used to provide for operations of $13.7 million and investing activities of $4.6 million was funded through financing activities of $17.9 million. The net cash provided through financing activities of $17.9 million was primarily provided through proceeds from the issuance of short-term debt of $19.8 million and long-term debt of $3.0 million; offset by payment of long-term debt of $4.3 million.

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$24.1MM	$3.3MM	$10.0MM	$5.0MM	$5.8MM
Bonds Payable	$19.1MM	$1.7MM	$ 6.0MM	$3.2MM	$8.2MM
Operating Leases	$ 1.8MM	$ .9MM	$ .8MM	$ .1MM	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$45.0MM	$5.9MM	$16.8MM	$8.3MM	$14.0MM

Capital expenditures for the nine months ended May 31, 2006 totaled $3.6 million. Capital expenditures for fiscal year 2006, net of restricted bond related investments, are currently estimated at $4.1 million, which is less than the amount spent on average in the prior four years.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits	Item #31.1	Section 302 Certification of the President & Chief Executive Officer
		Item #31.2	Section 302 Certification of the Executive Vice President & Chief Financial Officer
		Item #31.3	Section 302 Certification of the Controller & Chief Accounting Officer
		Item #32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

b)	Reports on Form 8-K

May 3, 2006:

The Company announced yesterday that it has purchased all outstanding minority shares of the stock of its majority owned yeast company, Minn-Dak Yeast Company (“Minn Dak Yeast”), from Sensient Technologies Corporation, Milwaukee, Wisconsin. Minn Dak Yeast currently markets high quality fresh yeast to the baking industry under the Dakota brand name. Prior to the purchase of the Sensient owned shares, the Company owned 80% of the Minn Dak Yeast outstanding shares. In addition to being a 20% owner of Minn Dak Yeast, Sensient Sales and Service had overall responsibility for sales and marketing operations of Minn Dak Yeast products.

Also announced was the formation of a long-term business alliance with National Yeast LLC to manage and provide all commercial and technical support to Minn Dak Yeast. National Yeast was recently organized by 2 long-time yeast and food industry executives, Ric Mercuri and Scott Miller.

May 30, 2006:

On May 30th, the Company renewed, through May 31, 2007, the seasonal and term debt lines of credit with its primary lender Co-Bank (“the Bank”). Changes to the loan agreements covering these lines of credit include the following:

•	$3.0 million of additional long-term debt was added to the loan agreement.
•	The working capital covenant in the loan agreement was eliminated and replaced by a current ratio covenant.
•	The amortization schedule for the long-term debt was lengthened, which changed repayments to the Bank from $4.8 million per year to $3.3 million per year.

The current loan agreements with the Bank were due to expire on May 31, 2006.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	July 14, 2006	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	July 14, 2006	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer