Form 10-Q/A
period 2004-11-30
MINN DAK FARMERS COOPERATIVE
filed 2006-11-27
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QA

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 4, 2005
$250 Par Value	488

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

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	Nov 30, 2004 (Unaudited)	Aug 31, 2004 (Audited)

CURRENT ASSETS:
Cash	$26	$270

Receivables:
Trade accounts	15,358	16,662
Growers	468	3,959
Other	108	632

	15,934	21,252

Advances to affiliate	(836)	(259)

Inventories:
Refined sugar, thick juice, pulp and molasses to be sold on a pooled basis	38,097	19,338
Nonmember refined sugar	902	4
Yeast	96	94
Materials and supplies	6,301	6,625
Beet Inventory	54,017	—
Other	—	—

	99,412	26,061

Deferred charges	57	1,252

Prepaid expenses	692	2,333

Other	1,282	—

Current deferred income tax asset	502	502

Total current assets	117,069	51,411

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,875	22,769
Buildings	37,115	37,115
Factory equipment	127,715	127,715
Other equipment	3,468	3,468
Construction in progress	1,192	1,096

	192,365	192,163
Less accumulated depreciation	(91,718)	(89,882)

	100,647	102,281

OTHER ASSETS:
Investments restricted for capital lease projects	2,483	2,472
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	10,074	10,074
Other	1,667	2,066

	14,224	14,612

	$231,940	$168,304

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	Nov 30, 2004 (Unaudited)	Aug 31, 2004 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$42,175	$10,145

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	960	960

	4,560	4,560
Accounts payable:
Trade	1,323	3,542
Growers	45,858	14,904

	47,181	18,447

Accrued liabilities	1,924	3,681

Total current liabilities	95,840	36,833

LONG-TERM DEBT, NET OF CURRENT PORTION	23,500	24,700

BONDS PAYABLE	20,955	20,955

LONG TERM DEFERRED TAX LIABILITY	1,242	1,242

OTHER	612	612

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	142,149	84,343

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,862	1,810

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 488 shares at Nov 30,
2004 and 488 shares at August 31, 2003	122	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,049	3,049
Qualified allocated patronage	1,638	1,638
Nonqualified allocated patronage	26,082	20,510
Retained earnings (deficit)	6,461	6,254

	87,929	82,150

	$231,940	$168,304

See Notes to Consolidated Financial Statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended November 30,
	2004	2003
REVENUE:
From sales of sugar, thick juice, co-products, and
yeast, net of discounts and changes in finished
goods inventory at NRV	$65,982	$67,201
Other income	65	183

	66,046	67,384

EXPENSES:
Production costs of sugar, thick juice, co-products,
and yeast sold	15,786	14,718
Marketing (includes freight and storage)	12,217	7,099
General and administrative	1,524	1,451
Interest	712	718
(Gain) loss on disposition of property and equipment	—	—

	30,239	23,986

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$35,805	$43,396

DISTRIBUTION OF NET PROCEEDS:
Credited to members’ investment:
Components of net income:
Income (loss) from non-member business	$207	$252
Patronage income	5,572	8,578

Net income	5,779	8,829

Unit retention capital	—	—

Net credit to members’ investment	5,779	8,828

Payments to members for sugarbeets, net of unit
retention capital	30,025	34,567

NET PROCEEDS RESULTING FROM MEMBER AND
NONMEMBER BUSINESS	$35,805	$43,396

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$5,779	$8,829
Add (deduct) noncash items:
Depreciation and amortization	1,927	1,796
Net income allocated from unconsolidated marketing subsidiaries	(0)	(4)
Minority interest in equity of subsidiaries	52	62
Changes in operating assets and liabilities:
Accounts receivable and advances	5,895	5,892
Inventory and prepaid expenses	(72,992)	(77,947)
Deferred charges and other assets	1,631	1,134
Accounts payable, accrued liabilities and other liabilities	26,978	28,740

Net cash used in operating activities	(30,733)	(31,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(203)	(384)
Net proceeds from patronage refunds and equity revolvements	—	214
Issuance of notes receivable	(128)	—
Restricted bond/lease fund investment	(11)	(14)

Net cash (used in)/provided by investing activities	(342)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	32,030	31,423
Payment of long-term debt	(1,200)	(1,200)
Payment of unit retains and allocated patronage	—	(10)
Sale and repurchase of common stock, net	—	1

Net cash provided by financing activities	30,830	30,214

NET DECREASE IN CASH	(245)	(1,467)

CASH, BEGINNING OF YEAR	270	1,584

CASH, END OF QUARTER	$26	$117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$608	$677

Income taxes, net of refunds	$1	$1

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

4.

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

5.

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

RESULTS FROM OPERATIONS

During the review of the 2nd quarter 10-q for FY2006, it was discovered the finished goods inventory was not properly reconciled prior to the filing of the 10-q, and it was corrected and controls put in place to prevent future errors. Management also reviewed closely how it was valuing finished goods inventory and thick juice inventory. It was determined that thick juice inventory should be recorded at NRV, and not cost for the interim financial statements in order to be consistent with accounting principles that would be applied at fiscal year end if any thick juice were present. It was also determined the NRV for products should take into account year to date activity and the most current estimate to arrive at a calculated NRV for any inventory to be valued at NRV. This statement has been amended and adjusted to account for these changes in control.

Comparison of the three months ended November 30, 2004 and 2003

Revenue for the three months ended November 30, 2004 decreased $1.2 from the 2003 period, a decrease of 1.8%. Revenue from the sale of finished goods increased $.2 million and the change in the value of inventories decreased $1.4 million.

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

Revenues from pressed pulp and tailing sales decreased $.1 million, reflecting a 53% decrease in sales volume. The reduced sales volume is primarily due to the steam dryer operating on a more consistent basis in 2004 resulting in less excess pressed pulp to be marketed.

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

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2004 amounted to $18.8 million or $1.4 million less than the increase in the value of finished goods inventories for November 30, 2003.

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

OTHER INFORMATION

Provisions of the current Farm Bill and existing trade agreements between the United States (“U.S.”) and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently, imports provide about 12% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace will result in serious adverse sugar pricing consequences. The Company believes that, should the U.S. Congress pass certain proposed regional or bi-lateral trade agreements that have been or are currently being negotiated, those trade agreements will represent a serious public policy challenge to itself and the domestic sugar industry. The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Central American Free Trade Agreement; the Andean Free Trade Agreement; the Thailand Free Trade Agreement; and the South African Customs Union Free Trade Agreement. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices. The U.S. sugar industry and the Company recognize the potential negative impact that would result if these agreements are entered into by the United States and are taking steps to actively oppose any agreement that calls for additional sugar access to domestic market place. . The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

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

Working Capital as of November 30, 2004 totals $21.2 million compared to $14.6 million at August 31, 2004, an increase of $6.6 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company.

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

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$27.1MM	$3.6MM	$14.4MM	$9.1MM	0
Capital Lease Obligations	$21.9MM	$1.0MM	$ 5.4MM	$4.1MM	$11.4MM
Operating Leases	$ 3.1MM	$ .9MM	$ 1.9MM	$ .3MM	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$52.1MM	$5.5MM	$21.7MM	$13.5MM	$11.4MM

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	November 27, 2006	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	November 27, 2006	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer