Form 10-Q/A
period 2005-02-28
MINN DAK FARMERS COOPERATIVE
filed 2006-11-27
CIK 948218

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 13, 2005
$250 Par Value	484

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

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Feb 28, 2005 (Unaudited)	Aug 31, 2004 (Unaudited)

CURRENT ASSETS:
Cash	$555	$270

Receivables:
Trade accounts	15,701	16,662
Growers	30	3,959
Other	21	632
	15,752	21,252

Advances to affiliate	(208)	(259)
Inventories:
Refined sugar, thick juice, pulp and molasses to be sold on a pooled basis	58,770	19,338
Nonmember refined sugar	910	4
Yeast	98	94
Materials and supplies	5,667	6,625
Beet inventory	22,286	—
Other Inventory	—	—
	87,730	26,061
Deferred charges	411	1,252
Prepaid expenses	493	2,333
Other	6,411	—
Current deferred income tax asset	502	502

Total current assets	111,645	51,411

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,875	22,769
Buildings	37,115	37,115
Factory equipment	127,715	127,715
Other equipment	3,468	3,468
Construction in progress	2,325	1,096
	193,498	192,163
Less accumulated depreciation	(93,555)	(89,882)
	99,943	102,281

OTHER ASSETS:
Investments restricted for capital lease projects	2,498	2,472
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	9,860	10,074
Other	1,873	2,066
	14,231	14,612

	$225,819	$168,304

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands)

	Feb 28, 2005 (Unaudited)	Aug 31, 2004 (Unaudited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$46,975	$10,145

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	1,725	960
	5,325	4,560
Accounts payable:
Trade	1,503	3,542
Growers	27,446	14,904
	28,949	18,447

Accrued liabilities	4,645	3,681

Total current liabilities	85,894	36,833

LONG-TERM DEBT, NET OF CURRENT PORTION	22,300	24,700

BONDS PAYABLE	19,230	20,955

LONG TERM DEFERRED TAX LIABILITY	1,242	1,242

OTHER	612	612

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	129,278	84,343

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,910	1,810

MEMBERS’ INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 484 shares at Feb 28, 2005 and 488 shares at August 31, 2004	121	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,042	3,049
Qualified allocated patronage	1,634	1,638
Nonqualified allocated patronage	32,599	20,510
Retained earnings (deficit)	6,659	6,254
	94,632	82,150

	$225,819	$168,304

See Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2005	2004	2005	2004
REVENUE:
From sales of sugar, co-products, and yeast, net of discounts	$67,310	$80,506	$133,292	$147,707
Other income	14	(97)	79	86
	67,324	80,409	133,370	147,793

EXPENSES:
Production costs of sugar, co-products, and yeast sold	18,555	16,496	34,342	31,214
Marketing (includes freight and storage)	7,678	7,545	19,895	14,644
General and administrative	1,768	1,686	3,292	3,137
Interest	876	877	1,589	1,595
(Gain) loss on disposition of property and equipment	—	—	—	—
	28,877	26,604	59,117	50,590

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$38,447	$53,805	$74,251	$97,204

DISTRIBUTION OF NET PROCEEDS:
Credited to members’ investment:
Components of net income:
Income (loss) from non-member business	$197	$229	$405	$481
Patronage income	6,517	12,543	12,089	21,121
Net income	6,714	12,772	12,494	21,602

Unit retention capital	—	—	—	—
Net credit to members’ investment	6,714	12,772	12,494	21,602

Payments to members for sugarbeets, net of unit retention capital	31,731	41,033	61,756	75,602

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$38,447	$53,805	$74,251	$97,204

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended February 28,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$12,494	$21,602
Add (deduct) noncash items:
Depreciation and amortization	3,853	3,713
Net income allocated from unconsolidated marketing subsidiaries	(4)	(6)
Minority interest in equity of subsidiaries	100	119
Changes in operating assets and liabilities:
Accounts receivable and advances	5,448	1,866
Inventory and prepaid expenses	(66,241)	(69,706)
Deferred charges and other assets	1,277	773
Accounts payable, accrued liabilities and other liabilities	11,465	5,181
Net cash used in operating activities	(31,607)	(36,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,318)	(2,227)
Net proceeds from patronage refunds and equity revolvements	217	196
Issuance of notes receivable	(128)	—
Restricted bond fund investment	(26)	132
Net cash used in investing activities	(1,256)	(1,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	36,830	40,763
Payment of long-term debt	(3,360)	(3,305)
Payment of financing fees	(313)	—
Payment of unit retains and allocated patronage	(10)	(10)
Sale and repurchase of common stock, net	1	1
Net cash provided by financing activities	33,148	37,449

NET DECREASE IN CASH	285	(907)

CASH, BEGINNING OF YEAR	270	1,584

CASH, END OF QUARTER	$555	$300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$1,356	$1,377

Income taxes, net of refunds	$6	$3

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

Components of Net Periodic Benefit Cost for the Six Months Ended 2-28-05

	Pension Benefits		Other Benefits
000’s	2005	2004	2005	2004
Service Cost	$405	$367	$0	$0
Interest Cost	658	576	0	0
Expected return on plan assets	(548)	(466)	0	0
Amortization of prior service cost	44	43	0	0
Amortization of transition cost	0	(4)	0	0
Amortization of net (gain) loss	109	115	0	0
Net periodic benefit cost	$668	$631	$0	$0

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

RESULTS FROM OPERATIONS

During the review of the 2nd quarter 10-q for FY2006, it was discovered the finished goods inventory was not properly reconciled prior to the filing of the 10-q. This was corrected prior to the filing of the 2nd quarter 10-q and controls have been put in place to prevent future errors. Management also reviewed closely how it was valuing finished goods inventory and thick juice inventory. It was determined that thick juice inventory should be recorded at NRV, and not at cost for the interim financial statements in order to be consistent with accounting principles that would be applied at fiscal year end if any thick juice were present. It was also determined the NRV for products should take into account year to date activity and the most current estimate to arrive at a calculated NRV for any inventory to be valued at NRV. This statement has been amended and adjusted to account for these changes in control.

Comparison of the three months ended February 28, 2005 and February 29, 2004

Revenue for the three months ended February 28, 2005 decreased $13.2 million from the 2004 period, a decrease of 16.4%. Revenue from the sale of finished goods decreased $1.2 million and the change in the value of inventories decreased $12.0 million.

Revenue from the sales of sugar decreased $1.1, or 2.6% reflecting a 2.9% decrease in volume and a .3% increase in the price for sugar.

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

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 28, 2005 amounted to $20.7 million or $12.0 million less than the increase in the value of finished goods inventories for February 29, 2004. The change in inventories was primarily due to a reduced volume of production.

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

Comparison of the six months ended February 28, 2005 and February 29, 2004

Revenue, from the sale of sugar, co-products, yeast and finished goods inventory valuation changes, for the six months ended February 28, 2005 decreased $14.4 million from the 2004 period, a decrease of 9.8%. Revenue from the sale of finished goods decreased $1.0 million, while the change in the value of finished goods inventory decreased $13.4 million.

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

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 2005 amounted to $39.4 million or $13.4 million less than the increase in the value of finished goods inventories for February 29, 2004. The change in inventories was primarily due to a reduced volume of production.

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

Working Capital as of February 28, 2005 totals $25.8 million compared to $14.6 million at August 31, 2004, an increase of $11.2 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. After the conclusion of the sugar production campaign, normally ending in the third quarter, the Company has ongoing operations and maintenance expenses without the benefit of offsetting production, thereby, when combined with capital expenditures, which are heavier during the 3rd and 4th quarters, and equity revolvements, working capital is drawn back down to fiscal year end projections.

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

Contractual Obligations	Total		Less Than 1 Year		1 – 3 Years		4 –5 Years		After 5 Years
Long-Term Debt	$25.9	MM	$3.6	MM	$14.4	MM	$7.9	MM	0
Bonds Payable Obligations	$21.0	MM	$1.7	MM	$5.7	MM	$4.4	MM	$9.2	MM
Operating Leases	$3.1	MM	$.9	MM	$1.9	MM	$.3	MM	0
Unconditional Purchase Obligations	0		0		0		0		0
Other Long-Term Obligations	0		0		0		0		0
Total Contractual Cash Obligations	$50.0	MM	$6.2	MM	$22.2	MM	$12.6	MM	$9.2	MM

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