Form 10-Q/A
period 2005-05-31
MINN DAK FARMERS COOPERATIVE
filed 2006-11-27
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at June 29, 2005
$250 Par Value	478

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

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	May 31, 2005 (Unaudited)	Aug 31, 2004 (Audited)

CURRENT ASSETS:
Cash	$149	$270

Receivables:
Trade accounts	15,101	16,662
Growers	4,207	3,959
Other	21	632

	19,329	21,252

Advances to affiliate	56	(259)

Inventories:
Refined sugar, thick juice, pulp and molasses to be sold on a pooled basis	54,354	19,338
Nonmember refined sugar	804	4
Yeast	97	94
Materials and supplies	5,799	6,625
Beet inventory	—	—
Other Inventory	972	—

	62,027	26,061

Deferred charges	775	1,252

Prepaid expenses	454	2,333

Other	1,217	—

Current deferred income tax asset	502	502

Total current assets	84,508	51,411

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,875	22,769
Buildings	37,115	37,115
Factory equipment	127,715	127,715
Other equipment	3,468	3,468
Construction in progress	3,156	1,096

	194,329	192,163
Less accumulated depreciation	(95,390)	(89,882)

	98,939	102,281

OTHER ASSETS:
Investments restricted for capital lease projects	2,516	2,472
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	10,820	10,074
Other	1,785	2,066

	15,121	14,612

	$198,568	$168,304

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	May 31, 2005 (Unaudited)	Aug 31, 2004 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$29,285	$10,145

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	1,725	960

	5,325	4,560

Accounts payable:
Trade	905	3,542
Growers	19,360	14,904

	20,265	18,447

Accrued liabilities	3,946	3,681

Total current liabilities	58,821	36,833

LONG-TERM DEBT, NET OF CURRENT PORTION	21,100	24,700

BONDS PAYABLE	19,230	20,955

LONG TERM DEFERRED TAX LIABILITY	1,242	1,242

OTHER	612	612

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	101,005	84,343

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,977	1,810

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 482 shares at May 31,
2005 and 488 shares at August 31, 2004	121	122
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,042	3,049
Qualified allocated patronage	1,634	1,638
Nonqualified allocated patronage	33,262	20,510
Retained earnings (deficit)	6,950	6,254

	95,586	82,150

	$198,568	$168,304

See Notes to Consolidated Financial Statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
REVENUE:
From sales of sugar, co-products, and yeast, net of discounts	$45,129	$47,115	$178,421	$194,822
Other income	1,248	799	1,327	885

	46,377	47,914	179,748	195,707

EXPENSES:
Production costs of sugar, co-products, and yeast sold	12,341	11,229	46,685	42,443
Marketing (includes freight and storage)	8,183	6,786	28,078	21,430
General and administrative	1,719	1,532	5,011	4,669
Interest	895	832	2,484	2,427
(Gain) loss on disposition of property and equipment	—	(72)	—	(72)

	23,138	20,306	82,258	70,896

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$23,239	$27,608	$97,490	$124,812

DISTRIBUTION OF NET PROCEEDS:
Credited to members’ investment:
Components of net income:
Income (loss) from non-member business	$291	$212	$696	$693
Patronage income	663	10,546	12,752	31,667

Net income	954	10,759	13,448	32,361

Unit retention capital	—	—	—	—

Net credit to members’ investment	954	10,759	13,448	32,361

Payments to members for sugarbeets, net of unit retention capital	22,286	16,849	84,042	92,451

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$23,239	$27,608	$97,490	$124,812

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$13,448	$32,361
Add (deduct) noncash items:
Depreciation and amortization	5,776	5,751
Equipment disposals – loss	—	(72)
Net income allocated from unconsolidated marketing subsidiaries	(2)	(5)
Deferred income taxes	—	(765)
Noncash portion of patronage capital credits	(961)	(754)
Retention of nonqualified unit retains	—	—
Minority interest in equity of subsidiaries	167	172
Changes in operating assets and liabilities:
Accounts receivable and advances	1,608	(7,114)
Inventory and prepaid expenses	(35,303)	(46,664)
Deferred charges and other assets	913	508
Accounts payable, accrued liabilities and other liabilities	2,077	454

Net cash used in operating activities	(12,276)	(16,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	—	175
Capital expenditures	(2,148)	(4,277)
Investment in stock of other corporations, unconsolidated
marketing subsidiaries and other cooperatives	—	176
Net proceeds from patronage refunds and equity revolvements	217	196
Issuance of notes receivable	(128)	—
Proceeds on notes receivable	—	47
Restricted bond fund investment	(44)	432

Net cash used in investing activities	(2,103)	(3,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	19,140	22,868
Payment of long-term debt	(4,560)	(4,505)
Payment of financing fees	(313)	(325)
Payment of unit retains and allocated patronage	(10)	(10)
Sale and repurchase of common stock, net	—	—

Net cash provided by financing activities	14,257	18,028

NET DECREASE IN CASH	(122)	(1,348)

CASH, BEGINNING OF YEAR	270	1,584

CASH, END OF QUARTER	$149	$236

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$2,116	$2,075

Income taxes, net of refunds	$25	$1,548

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

Components of Net Periodic Benefit Cost for the Nine Months Ended 5-31-05

000’s	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service Cost	$608	$496	$0	$0
Interest Cost	987	834	0	0
Expected return on plan assets	(823)	(684)	0	0
Amortization of prior service cost	66	65	0	0
Amortization of transition cost	0	(9)	0	0
Amortization of net (gain) loss	163	33	0	0
Net periodic benefit cost	$1,002	$735	$0	$0

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

Comparison of the three months ended May 31, 2005 and May 31, 2004

Revenue for the three months ended May 31, 2005 decreased $2.0 million from the 2004 period, a decrease of 4.2%. Revenue from the sale of finished goods decreased $6.7 million and the change in the value of inventories increased $4.7 million.

Revenue from the sales of sugar decreased $6.7 million, or 13.6% reflecting a 17.3% decrease in volume and a 3.7% increase in the price for sugar. The decrease in volume is due largely to the lack of non-pooled sales in the current fiscal year vs. non-pooled sales for the same period in fiscal 2004. Sales of sugar to another sugar producer deemed to be without allocation (non-pooled sales) are required by the provisions of the 2002 Farm Program to be transacted by April 30 of the program year.

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

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The decrease in the value of finished goods inventories for the three months ended May 31, 2005 amounted to $4.4 million or $4.7 million more than the change in the value of finished goods inventories for May 31, 2004. The change in inventories was primarily the result of production volume.

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

Comparison of the nine months ended May 31, 2005 and May 31, 2004

Revenue, from the sale of sugar, co-products, yeast and finished goods inventory valuation changes, for the nine months ended May 31, 2005 decreased $16.4 million from the 2004 period, a decrease of 8.4%. Revenue from the sale of finished goods decreased $7.7, while the change in the value of finished goods inventory decreased $8.7 million.

Revenue from the sales of sugar decreased $7.3 million or 5.6%, reflecting a 7.3% decrease in volume and a 1.7% increase in the price for sugar. The decrease in volume is due largely to the lack of non-pooled sales in the current fiscal year vs. the same period in fiscal 2004.

Revenue from dried pulp and molasses sales increased $.2 million or 1.2%, reflecting a 9.3% decrease in sales volume and a 10.5% increase in the average gross selling price. The decrease in sales volume was primarily due to a reduction in the amount of molasses produced during the period.

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

The other contributing factor to the change in revenues results from the increase or decrease in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2005 amounted to $35.0 million or $8.7 million less than the increase in the value of finished goods inventories for May 31, 2004. The change in inventories was primarily due to a reduced volume of production.

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

Working Capital as of May 31, 2005 totals $25.7 million compared to $14.6 million at August 31, 2004, an increase of $11.1 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. During the sugar production campaign, normally starting early in the first quarter and ending in the third quarter, Working Capital is built up due to the margins of production exceeding the ongoing operations and maintenance expenses. After the conclusion of the sugar production campaign, normally ending in the third quarter, the Company has ongoing operations and maintenance expenses without the benefit of offsetting production, thereby, when combined with capital expenditures, which are heavier during the 3rd and 4th quarters, and equity revolvements, working capital is drawn back down to fiscal year end projections.

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

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$24.7MM	$3.6MM	$14.4MM	$ 6.7MM	0
Bonds Payable Obligations	$21.0MM	$1.7MM	$ 5.7MM	$ 4.4MM	$9.2MM
Operating Leases	$ 3.1MM	$ .9MM	$ 1.9MM	$ .3MM	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$48.8MM	$6.2MM	$22.2MM	$11.4MM	$9.2MM

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