Form 10-Q/A
period 2005-11-30
MINN DAK FARMERS COOPERATIVE
filed 2006-11-27
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QA

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE

SECURITES EXCHANGE ACT OF 1934

Commission file: No. 33-94644

MINN-DAK FARMERS COOPERATIVE

(Exact named of registrant as specified in its charter)

North Dakota	23-7222188
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7525 Red River Road Wahpeton, North Dakota	58075
Address of principal executive offices)	(Zip Code)

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

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Nov 30, 2005 (Unaudited)	Aug 31, 2005 (Unaudited)

CURRENT ASSETS:
Cash	$23	$651

Receivables:
Trade accounts	8,906	9,405
Growers	491	4,103
Other	21	37
	9,419	13,545

Inventories:
Refined sugar, thick juice, pulp and molasses to be sold on a pooled basis	27,324	19,730
Nonmember refined sugar	570	201
Yeast	114	115
Materials and supplies	6,842	7,038
Beet Inventory	49,128	—
Other Inventory	—	—
	83,978	27,084
Deferred charges	64	1,445
Prepaid expenses	678	1,633
Other	436	—
Current deferred income tax asset	541	541

Total current assets	95,139	44,899

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,959	22,959
Buildings	37,264	37,264
Factory equipment	130,803	130,803
Other equipment	3,568	3,574
Construction in progress	3,450	2,316
	198,044	196,917
Less accumulated depreciation	(98,961)	(97,088)
	99,083	99,828

OTHER ASSETS:
Investments restricted for bonds payable	1,393	1,492
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,041	11,039
Other	1,215	1,739
	13,650	14,269

	$207,872	$158,996

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands)

	Nov 30, 2005 (Unaudited)	Aug 31, 2005 (Unaudited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$34,370	$9,800

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	1,725	1,725
	5,325	5,325
Accounts payable:
Trade	3,090	2,220
Growers	31,760	9,966
	34,850	12,186

Advances to affiliate	1,364	1,473

Accrued liabilities	2,644	3,682

Total current liabilities	78,553	32,466

LONG-TERM DEBT, NET OF CURRENT PORTION	18,700	19,900

BONDS PAYABLE	19,230	19,230

LONG TERM DEFERRED TAX LIABILITY	1,300	1,300

OTHER	672	672

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	118,455	73,568

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	2,069	2,019

MEMBERS’ INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 477 shares at November 30, 2005 and 477 shares at August 31, 2005	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	1,380	1,380
Qualified allocated patronage	723	723
Nonqualified allocated patronage	27,430	23,695
Retained earnings	7,119	6,916
	87,348	83,410

	$207,872	$158,996

See Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended November 30,
	2005	2004
REVENUE:
From sales of sugar, thick juice, co-products, and yeast, net of discounts and changes in finished goods inventory at NRV	$49,986	$65,982
Other income (expense)	46	65
	50,032	66,046

EXPENSES:
Production costs of sugar, thick juice, co-products, and yeast sold	14,560	15,786
Sales and distribution costs	8,332	12,217
General and administrative	1,490	1,524
Interest	683	712
Loss on disposition of property and equipment	(2)	—
	25,063	30,239

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	24,969	35,805

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(50)	(52)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$24,919	$35,753

DISTRIBUTION OF NET PROCEEDS:
Credited to member’s investment:
Components of net income:
Income from non-member business	$203	$207
Patronage income	3,735	5,520
Net income credited to member’s investment	3,938	5,728

Payments to members for sugarbeets, net of unit retention capital	20,981	30,025

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$24,919	$35,753

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended November 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$3,938	$5,779
Add (deduct) noncash items:
Depreciation and amortization	1,967	1,927
Equipment disposals - loss	(2)	—
Net income allocated from unconsolidated marketing subsidiaries	(2)	—
Minority interest in equity of subsidiaries	50	52
Changes in operating assets and liabilities:
Accounts receivable and advances	4,017	5,895
Inventory and prepaid expenses	(56,375)	(72,992)
Deferred charges and other assets	1,817	1,631
Accounts payable, accrued liabilities and other liabilities	21,625	26,978
Net cash used in operating activities	(22,965)	(30,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	2	—
Capital expenditures	(1,134)	(203)
Issuance of notes receivable	—	(128)
Restricted bond fund investment	99	(11)
Net cash used in investing activities	(1,033)	(342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	24,570	32,030
Payment of long-term debt	(1,200)	(1,200)
Net cash provided by financing activities	23,370	30,830

NET DECREASE IN CASH	(629)	(245)

CASH, BEGINNING OF YEAR	651	270

CASH, END OF QUARTER	$23	$26

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$622	$608

Income taxes, net of refunds	$1	$1

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

Components of Net Periodic Benefit Cost for the Three Months Ended 11-30-05

	Pension Benefits		Other Benefits
000’s	2006	2005	2006	2005
Service Cost	$215	$198	$0	$0
Interest Cost	350	312	0	0
Expected return on plan assets	(311)	(252)	0	0
Amortization of prior service cost	22	22	0	0
Amortization of transition cost	0	(2)	0	0
Amortization of net (gain) loss	54	61	0	0
Net periodic benefit cost	$330	$339	$0	$0

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

Inventory Valuation

Inventories of refined sugar, thick juice, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar or thick juice, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent period’s sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of a campaign and decrease to a low point of valuation at or near fiscal year end.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended November 30, 2005 and 2004

Revenue and inventory changes for the three months ended November 30, 2005 decreased $12.8million from the 2004 period, a decrease of 20.8%. Revenue from the sale of finished goods decreased $4.8 million and the change in the value of inventories decreased $8.0 million.

Revenue from the sales of sugar decreased $4.6 million, or 11.3%, reflecting a 1.1% increase in price and a 12.4% decrease in the sales volume. Sugar prices have been higher on a spot market basis vs. prior years due to spot shortages of sugar, primarily resulting from damage to the United States cane sugar industry from the 2005 hurricane season, and a strengthening of consumption in the U.S. The Company did not start processing sugarbeets until October 3, 2005 vs. September 9, 2004, resulting in less finished product produced during the first quarter 2005. The late start-up was due to a below average crop size.

Revenue from dried beet pulp sales increased by $0.3 million, or 12.1%. The increase is made up of a 9.6% increase in price combined with a 2.5% increase in volume. Prices increased in the first quarter due to the continued relative strength of both the European Euro and the Japanese Yen against the U.S. dollar and a lower ocean freight rate market resulting in lower costs to move beet pulp overseas. Volume increased slightly over the prior year as higher than normal carryover inventories offset a late start up for new crop production. Beet molasses sales decreased by $0.7 million, or 33.8%. This decrease is made up of a 10.2% increase in pricing offset by a 44.0% decrease in volume. Beet molasses prices increased in the first quarter due to continued reduced beet and cane molasses supplies worldwide. The tightening supply situation has resulted in higher prices in the market. Volume decreased significantly versus the prior year due to low carryover inventories and a late start up for new crop production. These factors combined to limit the amount of molasses available to ship during the period.

Revenues from pressed pulp and tailing sales decreased less than $.1 million, reflecting a 52.5% decrease in sales volume. The reduced sales volume is primarily due to the Company’s pulp steam dryer operating on a more consistent basis in 2005, resulting in almost no excess pressed pulp to be marketed.

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

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2005 amounted to $6.6 million or $10.3 million less than the increase in the value of finished goods inventories for November 30, 2004 The change in inventories was primarily due to a reduced volume of production.

In the Consolidated Statements of Operations, Expenses section, production costs of sugar, thick juice, co-products and yeast totaled $14.6 million, $1.2 million or7.8% less than the prior year. The decrease is mainly attributable to the delay in starting plant operations when comparing the three-month period ending November 30, 2004. Marketing costs totaled $8.3 million, $3.9 million or 31.8% less than the prior year. The decrease is due to: (1) reduced costs for additional sugar allocations, allocations needed in order to ship all of the Company’s produced sugar under the sugar act of the current Farm Bill; (2) the cost of sugar purchased to supplement pooled sugar production for customer order requirements in the month of September; and (3) current crop freight and packaging costs.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital and unprocessed sugarbeet inventory, decreased $9.0million or 30.1% from the fiscal year 2005 period. This decrease is a combination of less sugar being produced during the same time period and a lower estimated payment per pound for the growers’ sugar during the same time period. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $65.2 million, which is $17.4 million or 21.0% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

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

As of the date of this report, January 13, 2006, the condition of the beets in storage and factory operations has been satisfactory.

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

The Company’s internal controls have been modified to ensure reconciliation of finished goods inventories for interim financial statements, record the value of thick juice at NRV rather than on a cost basis, and modify the method for determining NRV for finished goods inventories.

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

Working Capital as of November 30, 2005 totals $16.6 million compared to $12.4 million at August 31, 2005, an increase of $4.2 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

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

The primary factor for the changes in the Company’s financial condition for the three months ended November 30, 2005 was due to the seasonal needs of the 2005/2006 sugarbeet-processing season. The cash used to provide for operations of $23.0 million and investing activities of $1.01 million was funded through financing activities of $23.4 million. The net cash provided through financing activities of $23.4 million was primarily provided through proceeds from the issuance of short-term debt of $24.6 million; offset by payment of long-term debt of $1.2 million.

Contractual Obligations	Total		Less Than 1 Year		1 – 3 Years		4 –5 Years		After 5 Years
Long-Term Debt	$22.3	MM	$3.6	MM	$14.4	MM	$4.3	MM	0
Bonds Payable	$21.0	MM	$1.7	MM	$5.7	MM	$4.5	MM	$9.1	MM
Operating Leases	$2.2	MM	$.8	MM	$1.4	MM	$0		0
Unconditional Purchase Obligations	0		0		0		0		0
Other Long-Term Obligations	0		0		0		0		0
Total Contractual Cash Obligations	$45.5	MM	$6.1	MM	$21.5	MM	$8.8	MM	$9.1	MM

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