Form 10-Q/A
period 2006-02-28
MINN DAK FARMERS COOPERATIVE
filed 2006-11-27
CIK 948218

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

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	Feb 28, 2006 (Unaudited)	Aug 31, 2005 (Audited)

CURRENT ASSETS:
Cash	$106	$651

Receivables:
Trade accounts	9,263	9,405
Growers	22	4,103
Other	24	37

	9,309	13,545

Inventories:
Refined sugar, thick juice, pulp and molasses to be sold on a pooled basis	56,813	19,730
Nonmember refined sugar	543	201
Yeast	102	115
Materials and supplies	6,393	7,038
Beet Inventory	18,706	—
Other Inventory	4,232	—

	86,789	27,084

Deferred charges	484	1,445

Prepaid expenses	479	397

Other	436	1,236

Current deferred income tax asset	541	541

Total current assets	98,144	44,899

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	22,959	22,959
Buildings	37,264	37,264
Factory equipment	130,949	130,803
Other equipment	4,092	3,574
Construction in progress	3,550	2,316

	198,814	196,917
Less accumulated depreciation	(100,702)	(97,088)

	98,112	99,828

OTHER ASSETS:
Investments restricted for bonds payable	1,425	1,492
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	10,834	11,039
Other	1,423	1,739

	13,682	14,269

	$209,938	$158,996

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	Feb 28, 2006 (Unaudited)	Aug 31, 2005 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$41,500	$9,800

Current portion of long-term debt	3,600	3,600
Current portion of bonds payable	1,780	1,725

	5,380	5,325

Accounts payable:
Trade	2,263	2,220
Growers	19,231	9,966

	21,494	12,186

Advances to affiliate	583	1,473

Accrued liabilities	3,267	3,681

Total current liabilities	72,224	32,465

LONG-TERM DEBT, NET OF CURRENT PORTION	17,500	19,900

BONDS PAYABLE	18,165	19,230

LONG TERM DEFERRED TAX LIABILITY	1,300	1,300

OTHER	1,126	672

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	110,315	73,567

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	1,853	2,019

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 475 shares at February 28,
2006 and 477 shares at August 31, 2005	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	1,380	1,380
Qualified allocated patronage	723	723
Nonqualified allocated patronage	37,717	23,695
Retained earnings	7,255	6,916

	97,771	83,410

	$209,938	$158,996

See Notes to Consolidated Financial Statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
REVENUE:
From sales of sugar, thick juice, co-products, and yeast, net of
discounts and changes in finished goods inventory at NRV	$70,150	$67,310	$120,136	$133,292
Other income (expense)	53	14	99	79

	70,203	67,324	120,235	133,370

EXPENSES:
Production costs of sugar, thick juice, co-products, and yeast sold	19,685	18,555	34,245	34,342
Sales and distribution costs	6,999	7,678	15,330	19,895
General and administrative	1,636	1,768	3,127	3,292
Interest	979	876	1,661	1,589
Loss on disposition of property and equipment	27	—	26	—

	29,326	28,877	54,389	59,117

NET PROCEEDS RESULTING FROM MEMBER AND
NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	$40,877	$38,447	$65,847	74,251

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(33)	(48)	(84)	(100)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$40,844	$38,399	$65,763	$74,151

DISTRIBUTION OF NET PROCEEDS:
Credited to member’s investment:
Components of net income:
Income from non-member business	$136	$197	$339	$405
Patronage income	10,287	14,758	14,022	11,989

Net income credited to member’s investment	10,423	14,955	14,361	12,394

Payments to members for sugarbeets, net of unit retention capital	30,422	23,442	51,403	61,756

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$40,844	$38,399	$65,763	$74,151

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended February 28,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$14,361	$12,494
Add (deduct) noncash items:
Depreciation and amortization	3,932	3,853
Equipment disposals – loss	26	—
Net income allocated from unconsolidated marketing subsidiaries	(5)	(4)
Minority interest in equity of subsidiaries	84	100
Changes in operating assets and liabilities:
Accounts receivable and advances	3,346	5,448
Inventory and prepaid expenses	(58,987)	(66,241)
Deferred charges and other assets	1,392	1,277
Accounts payable, accrued liabilities and other liabilities	9,347	11,465

Net cash used in operating activities	(26,504)	(31,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	2	—
Capital expenditures	(2,070)	(1,318)
Net proceeds from patronage refunds and equity revolvements	209	217
Issuance of notes receivable	—	(128)
Restricted bond fund investment	67	(26)

Net cash used in investing activities	(1,792)	(1,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	31,700	36,830
Payment of long-term debt	(3,410)	(3,360)
Payment of financing fees	(289)	(313)
Payment of unit retains and allocated patronage	—	(10)
Dividends paid to minority shareholder	(250)	—
Sale and repurchase of common stock, net	—	1

Net cash provided by financing activities	27,751	33,148

NET INCREASE (DECREASE) IN CASH	(545)	285

CASH, BEGINNING OF YEAR	651	270

CASH, END OF QUARTER	$106	$555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$1,516	$1,356

Income taxes, net of refunds	$93	$6

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

RESULTS FROM OPERATIONS

Comparison of the three months ended February 28, 2006 and February 28, 2005

Revenue and inventory changes for the three months ended February 28, 2006 increased $1.2 million from the 2005 period. Revenue from the sale of finished goods decreased $6.0 million and the change in the value of inventories increased $7.2 million.

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

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 28, 2006 amounted to $27.7 million or $7.2 million more than the increase in the value of finished goods inventories for February 28, 2005. The change in inventories was primarily due to an increased volume of production.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, thick juice, co-products and yeast totaled $19.7 million, $1.1 million or 6.1% more than the prior year. The increase is mainly attributable to higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the three-month period ending February 28, 2006 to the three-month period ending February 28, 2005. Marketing costs totaled $7.0 million, $.7 million or 8.9% less than the prior year.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $30.4 million, an increase of $7.0 million or 29.8%. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $65.2 million, which is $17.4 million or 21.0% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% projected decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% projected increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

Comparison of the six months ended February 28, 2006 and February 28, 2005

Revenue and inventory changes for the six months ended February 28, 2006 decreased $13.2 million from the 2005 period, a decrease of 9.9%. Revenue from the sale of finished goods decreased $10.8 million and the change in the value of inventories decreased $2.4 million.

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

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 2006 amounted to $37.01 million or $2.4 million less than the increase in the value of finished goods inventories for February 28, 2005. The change in inventories was primarily due to a reduced volume of production.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, thick juice, co-products and yeast totaled $34.2 million, $0.1 million or less than 0.1% more than the prior year. The decrease is mainly attributable to lower volume, but higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality when comparing the six-month period ending February 28, 2006 to the six-month period ending February 28, 2005. Marketing costs totaled $15.3 million, $4.6 million or 22.9% less than the prior year. The marketing costs were lower, as a result of a decrease in the cost of purchased sugar of approximately $2.5 million and due to less activity as it relates to the purchase of additional sugar sales allocations.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $51.4 million, a decrease of $10.4 million or 16.8%. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $52.0 million, which is $13.6 million or 20.7% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% projected decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% projected increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

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

Working Capital as of February 28, 2006 totals $25.9 million compared to $12.4 million at August 31, 2005, an increase of $13.5 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

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

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$21.1MM	$3.6MM	$14.4MM	$3.1MM	0
Bonds Payable	$19.2MM	$1.8MM	$ 5.9MM	$3.1MM	$9.1MM
Operating Leases	$ 2.2MM	$ .8MM	$ 1.4MM	0	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$43.2MM	$6.2MM	$21.7MM	$6.2MM	$9.1MM

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