Form 10-Q/A
period 2006-05-31
MINN DAK FARMERS COOPERATIVE
filed 2006-11-27
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QA

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE

SECURITES EXCHANGE ACT OF 1934

Commission file: No. 33-94644

MINN-DAK FARMERS COOPERATIVE

(Exact named of registrant as specified in its charter)

North Dakota	23-7222188
(State or other jurisdiction of Incorporation or organization)	( I.R.S. Employer Identification No.)

7525 Red River Road Wahpeton, North Dakota	58075
(Address of principal executive offices)	(Zip Code)

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

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	May 31, 2006 (Unaudited)	Aug 31, 2005 (Unaudited)

CURRENT ASSETS:
Cash	$291	$651

Receivables:
Trade accounts	10,553	9,405
Growers	4,681	4,103
Other	24	37
	15,258	13,545

Inventories:
Refined sugar, thick juice, pulp and molasses to be sold on a pooled basis	59,327	19,730
Nonmember refined sugar	540	201
Yeast	116	115
Materials and supplies	6,214	7,038
Other Inventory	(448)	—
	65,749	27,084
Deferred charges	787	1,445
Prepaid expenses	446	397
Other	857	1,236
Current deferred income tax asset	541	541

Total current assets	83,930	44,899

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	23,939	22,959
Buildings	37,455	37,264
Factory equipment	132,646	130,803
Other equipment	4,088	3,574
Construction in progress	2,130	2,316
	200,258	196,917
Less accumulated depreciation	(102,548)	(97,088)
	97,711	99,828

OTHER ASSETS:
Investments restricted for bonds payable	—	1,492
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	10,848	11,039
Other	2,038	1,739
	12,886	14,269

	$194,527	$158,996

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands)

	May 31, 2006 (Unaudited)	Aug 31, 2005 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$29,555	$9,800

Current portion of long-term debt	3,324	3,600
Current portion of bonds payable	1,665	1,725
	4,989	5,325
Accounts payable:
Trade	1,921	2,220
Growers	14,286	9,966
	16,207	12,186

Advances (from) to affiliates	(134)	1,473

Accrued liabilities	2,389	3,681

Total current liabilities	53,006	32,465

LONG-TERM DEBT, NET OF CURRENT PORTION	20,776	19,900

BONDS PAYABLE	17,415	19,230

LONG TERM DEFERRED TAX LIABILITY	1,300	1,300

OTHER	1,108	672

COMMITTMENTS AND CONTINGENCIES	—	—

Total liabilities	93,605	73,567

MINORITY INTEREST IN EQUITY OF SUBSIDIARY	—	2,019

MEMBERS' INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 475 shares at May 31, 2006 and 477 shares at August 31, 2005	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	1,380	1,380
Qualified allocated patronage	723	723
Nonqualified allocated patronage	40,036	23,695
Retained earnings	8,087	6,916
	100,922	83,410

	$194,527	$158,996

See Notes to Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
REVENUE:
From sales of sugar, thick juice, co-products, and yeast, net of discounts and changes in finished goods inventory at NRV	$44,104	$45,129	$164,240	$178,421
Other income (expense)	971	1,248	1,070	1,327
	45,075	46,377	165,310	179,748

EXPENSES:
Production costs of sugar, thick juice, co-products, and yeast sold	18,336	12,341	52,579	46,685
Sales and distribution costs	5,476	8,183	20,807	28,078
General and administrative	1,579	1,719	4,706	5,011
Interest	1,165	895	2,827	2,484
Loss on disposition of property and equipment	15	—	40	—
	26,571	23,139	80,959	82,258

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	$18,504	$23,239	$84,351	97,490

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	(13)	(100)	(97)	(167)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$18,491	$23,139	$84,254	$97,323

DISTRIBUTION OF NET PROCEEDS:
Credited to member’s investment:
Components of net income:
Income from non-member business	$832	$291	$1,171	$696
Patronage income	2,319	563	16,341	12,585
Net income credited to member’s investment	3,151	855	17,512	13,282

Payments to members for sugarbeets, net of unit retention capital	15,340	22,285	66,743	84,042

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$18,491	$23,139	$84,254	$97,323

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended May 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members' investment	$17,512	$13,448
Add (deduct) noncash items:
Depreciation and amortization	5,899	5,776
Equipment disposals - loss	40	—
Net income allocated from unconsolidated marketing subsidiaries	(7)	(2)
Noncash portion of patronage capital credits	(90)	(961)
Minority interest in equity of subsidiaries	97	167
Changes in operating assets and liabilities:
Accounts receivable and advances	(3,416)	1,608
Inventory and prepaid expenses	(38,335)	(35,303)
Deferred charges and other assets	1,089	913
Accounts payable, accrued liabilities and other liabilities	3,550	2,077
Net cash used in operating activities	(13,660)	(12,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	3	—
Capital expenditures	(3,569)	(2,148)
Acquisition of Minn Dak Yeast minority interest	(2,765)	—
Net proceeds from patronage refunds and equity revolvements	209	217
Issuance of notes receivable	(12)	(128)
Restricted bond fund investment	1,492	(44)
Net cash used in investing activities	(4,642)	(2,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	19,755	19,140
Net proceeds from issuance of long-term debt	3,000	—
Payment of long-term debt	(4,275)	(4,560)
Payment of financing fees	(289)	(313)
Payment of unit retains and allocated patronage	—	(10)
Dividends paid to minority shareholder	(250)	—
Net cash provided by financing activities	17,941	14,257

NET INCREASE (DECREASE) IN CASH	(360)	(122)

CASH, BEGINNING OF YEAR	651	270

CASH, END OF QUARTER	$291	$149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$2,552	$2,116

Income taxes, net of refunds	$292	$25

Acquisition of Minority interest of subsidiary:
New working capital	$1,012	$—
Machinery and equipment	1,008	—
Land and buildings	277	—
Other assets	77	—
Customer relations	514	—
Non-compete agreement	62	—
Goodwill	110	—
Long term liabilities	(295)	—
	$2,765	$—

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

	4-30-06 Book	4-30-06 Appraised	FAS 141 Adjustments	FAS 141 Balance Sheet
Net Working Capital	$5,059	$5,059	$0	$5,059
Land, Buildings, Machinery and Equipment	$4,968	$6,424	$291	$5,259
Other Assets	$775	$385	$(78)	$697
Identified Intangible Assets	$0	$2,880	$576	$576
Goodwill	$0	$2,880	$110	$110
Total Assets	$10,802	$15,298	$899	$11,701
Long Term Tax Liability	$1,473	$1,473	$0	$1,473
Equity	$9,329	$13,825	$899	$10,228
Total Liability and Equity	$10,802	$15,298	$899	$11,701

Acquisition of Minority interest of subsidiary:
New working capital	$1,012
Machinery and equipment	1,008
Land and buildings	277
Other assets	77
Customer relations	514
Non-compete agreement	62
Goodwill	110
Long term liabilities	(295)
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

During the review of the 2nd quarter 10-q for FY2006, it was discovered the finished goods inventory was not properly reconciled prior to the filing of the 10-q, and it was corrected and controls put in place to prevent future errors. Management also reviewed closely how it was valuing finished goods inventory and thick juice inventory. It was determined that thick juice inventory should be recorded at NRV, and not cost for the interim financial statements in order to be consistent with accounting principles that would be applied at fiscal year end if any thick juice were present. It was also determined the NRV for products should take into account year to date activity and the most current estimate to arrive at a calculated NRV for any inventory to be valued at NRV. This statement has been amended and adjusted to account for these changes in control. This statement reflects these changes in controls.

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

RESULTS FROM OPERATIONS

Comparison of the three months ended May 31, 2006 and May 31, 2005

Revenue and inventory changes for the three months ended May 31, 2006 increased $1.2 million from the 2005 period. Revenue from the sale of finished goods decreased $8.0 million and the change in the value of inventories increased $9.8 million.

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

Revenues from yeast sales increased $0.6 million or 33.4%, reflecting a 6.9% increase in sales volume and a 26.5% increase in the average selling price. The average selling price for the first two months of the quarter were based upon a formula between Minn Dak Yeast and its marketing and equity partner, Sensient Technologies Corp., whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn Dak Yeast for product. During the final month of this quarter, the Company owned 100% of Minn Dak Yeast and the formula involving Sensient was terminated. During the last month of this quarter and for the future, Minn Dak Yeast will record all sales at the customer sales amount and record all its marketing costs as part of the operating statement. Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended May 31, 2006 amounted to $5.4 million or $9.8 million more than the increase in the value of finished goods inventories for the three months ended May 31, 2005. The primary cause of change in finished goods inventories is volume related. The change in inventories was primarily due to a reduced volume of sales. In the consolidated Statement of Operations, Expenses section, production costs of sugar, thick juice, co-products and yeast totaled $18.3 million, $6.0 million or 48.8% more than the prior year. The increase is mainly attributable to the purchase and delivery cost of sugarbeets purchased from another sugarbeet cooperative, and higher energy costs resulting from price increases and higher operations and maintenance costs associated with the crop quality, when comparing the three-month period ending May 31, 2006 to the three-month period ending May 31, 2005. Marketing costs totaled $5.5 million, $2.7 million or 33.0% less than the prior year. The marketing costs were lower, as a result of a decrease in the cost of purchased sugar of approximately $2.5 million, due to less activity as it relates to the purchase of additional sugar sales allocations, and due to the smaller 2005-crop size.

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $15.3 million, a decreased of $6.9 million or 31.2%. For fiscal year 2006 the Company is projecting a payment to growers for sugarbeets totaling $66.1 million, which is $16.5 million or 20.0% less than the prior fiscal year. The decrease in payments to members is due to: (1) the result of a 21.2% decrease in tons of beets delivered by members versus the prior year, (2) 1.3% projected decrease in sugar per ton of the beets delivered versus the prior year, and (3) offset somewhat by a 9.1% projected increase in sales prices for sugar sold. The payment is based upon (i) an average delivered sugar content of 16.29%, (ii) a total sugarbeet crop to process of 1.8 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be higher than the previous year.

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

The Company’s Board of Directors has taken the necessary steps to treat Minn Dak Yeast income as patronage vs. the prior treatment as non-patronage.

Comparison of the nine months ended May 31, 2006 and May 31, 2005

Revenue and inventory changes for the nine months ended May 31, 2006 decreased $14.2 million from the 2005 period, a decrease of 7.9% Revenue from the sale of finished goods decreased $18.8 million and the change in the value of inventories increased 4.6 million.

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

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2006 amounted to $39.6 million or $4.6 million more than the increase in the value of finished goods inventories for the nine months ended May 31, 2005. The primary cause of change in finished goods inventories is reduced production volume offset by a greater reduction in sales volume.

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

The Company’s Board of Directors has taken the necessary steps to treat Minn Dak Yeast income as patronage vs. the prior treatment as non-patronage effective 9-1-06.

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

After the conclusion of the sugar production cycle of the Company’s fiscal year, actual production of sugar and co-products did not meet forecasted numbers as adjusted for additional purchased beets due to adverse weather conditions for long-term storage of sugarbeets. That, in turn, resulted in lower quality beets to process, lower slice rate and higher pile shrink (fewer tons to process). Offsetting the reduced production numbers were higher prices for sugar and co-products. The Company’s initial beet payment estimate totaled $36.00 per ton or $.13050932 per pound of sugar harvested. As of June 27, 2006 the beet payment to growers for the 2005 crop sugarbeets was increased to $36.50 per ton or $.13232064 per pound of sugar harvested, with the final beet payment to be determined in October of 2006.

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

Contractual Obligations	Total		Less Than 1 Year		1 – 3 Years		4 –5 Years		After 5 Years
Long-Term Debt	$24.1	MM	$3.3	MM	$10.0	MM	$5.0	MM	$5.8	MM
Bonds Payable	$19.1	MM	$1.7	MM	$6.0	MM	$3.2	MM	$8.2	MM
Operating Leases	$1.8	MM	$.9	MM	$.8	MM	$.1	MM	0
Unconditional Purchase Obligations	0		0		0		0		0
Other Long-Term Obligations	0		0		0		0		0
Total Contractual Cash Obligations	$45.0	MM	$5.9	MM	$16.8	MM	$8.3	MM	$14.0	MM

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