Form 10-K
period 2006-08-31
MINN DAK FARMERS COOPERATIVE
filed 2006-11-28
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended
AUGUST 31, 2006
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
NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐   NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES ☐   NO ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒   NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 2b-2 of the Act).     YES ☐   NO ☒

          Indicate by check mark if the registrant is a shell company (as defined in Rule 2b-2 of the Act).     YES ☐  NO ☒

          Minn-Dak Farmers Cooperative (the “Company”) has previously registered securities for offer and sale pursuant to the Securities Act of 1933, as amended (the “Securities Act”). As a result of that previous registration under the Securities Act, under Sections 15(d) and 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is obligated to file quarterly reports on form 10-Q, annual reports on Form 10-K and supplemental reports on Form 8-K. However, the Company has not registered any of its securities under Section 12(g) of the Exchange Act. The Company is exempt from any obligation to register its securities under the Exchange Act due to the provisions of Section 12(g)(2)(E), which exempts from Exchange Act registration any security of an issuer, such as the Company, which is a “cooperative association” as defined in the Agricultural Marketing Act of 1929. As a result, those provisions of the Exchange Act, which are applicable only to securities registered under Section 12 of that act, do not apply to shares issued by the Company. The provisions, which do not apply to the Company’s shares, include the regulation of proxies under Section 14 of the Exchange Act and the reporting and other obligations of directors, officers and principal stockholders under Section 16 of the Exchange Act.

          This report contains forward-looking statements and information based upon assumptions by the Company’s management, including assumptions about risks and uncertainties faced by the Company. Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this annual report are considered forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict”, and similar expressions are also intended to be identified as forward-looking terminology. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other factors detailed elsewhere in this and other Company filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

SHAREHOLDER STOCK VALUE

          Stock purchased by investors in the Company typically do not use valuation methods that are commonly used for stock bought or sold on the open market for personal or institutional investment purposes.

          The Company is typically referred to as a “Closed Cooperative”. In a “Closed Cooperative”, members must purchase equity (represented by classes of preferred shares) in a cooperative to acquire the rights to participate in the cooperative’s business, and membership must be approved by the Cooperative’s Board of Directors. The Company requires shareholders to own a Unit of Preferred Stock, which currently entitles a member to grow and deliver a maximum number of acres of sugarbeets per unit as authorized by the Board of Directors for each farming year. See Part II Item 5 for a more detailed explanation.

          As of November 21, 2006, 480 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding. There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 6% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company’s available stock was traded at arm’s length during the fiscal year ended August 31, 2006. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and, to the best of our knowledge, ranged in price from $2,550 to $2,850 per unit. The fourth quarter did not have any arms length transactions.” The value of stock is highly dependent upon an individual stockholder’s ability to raise sugarbeets successfully both agronomically and financially. Prior to purchasing stock, a potential stockholder is advised to properly research the agronomic aspect of stock ownership.

DOCUMENTS INCORPORATED BY REFERENCE

          None

PART I

ITEM 1.	BUSINESS

GENERAL

          The Company is a North Dakota agricultural cooperative that was formed in 1972 and currently has 480 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company’s offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company’s facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of a marketing agent under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company and United States Sugar Corporation. The Company’s sugarbeet molasses and sugarbeet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company. The Company owns a 100% interest in Minn-Dak Yeast Company, Inc. (“Minn-Dak Yeast”), which has facilities located adjacent to the Company’s sugar production facilities, and which produces fresh baker’s yeast.

          The Company’s corporate headquarters are located at 7525 Red River Road, Wahpeton, North Dakota 58075, telephone number (701) 642-8411. Its fiscal year ends August 31. The Company’s website is www.mdf.coop. The Company files annual, quarterly and periodic reports with the United States Securities and Exchange Commission (SEC). The SEC maintains an Internet site at http:/www.sec.gov that contains reports and other information filed electronically about the Company.

PRODUCTS AND PRODUCTION

          The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also produces and markets certain co-products, sugarbeet molasses and sugarbeet pulp pellets, of the sugar it produces. The Company’s subsidiary Minn-Dak Yeast uses the Company’s sugarbeet molasses as the growth medium in the production of fresh baker’s yeast. Minn-Dak Yeast provided revenues totaling approximately 5% of the Company’s total revenues for the fiscal year ended August 31, 2006.

          The Company processes sugarbeets grown by its members at its sugarbeet processing facility located in Wahpeton, North Dakota. The processing period generally occurs from September to March or April of the following year, depending on the size of the crop.

          Because the Company’s harvest period is much shorter than its processing period, sugarbeet long-term storage is very important to maximize the earnings from each crop year. Each harvest is unique and critical judgments are made by the agricultural staff regarding each crop. Judgments are impacted by the weather conditions at the time of harvest, if the weather is too warm or too cold the beets will not store well.

          The Company uses what it considers to be the best industry practices to preserve and extend the quality of sugarbeets it has in storage. The methods utilized by the Company include, but are not limited to: minimizing pile height, leveling the tops of piles, infrared scanning, timely hauling, splitting piles, passive ventilation, active ventilation, covering active ventilation piles with plastic, storage sheds, and insulating sugarbeets in storage sheds. Each method is evaluated for its anticipated economic impact for each crop year.

          The period during which the Company’s plant is in operation to process sugarbeets into sugar and co-products is referred to as the “campaign.” The campaign is expected to begin in September of each year and continues until the available supply of sugarbeets has been depleted. Once the sugarbeets arrive in the factory, the basic steps in producing sugar from them include: washing; slicing into thin strips called “cossettes”; extracting the sugar from the cossettes in a diffuser; purifying the resulting “raw juice” and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystallize the sugar; separating the sugar crystals in a centrifuge; drying the sugar; and storing sugar in bulk form for bulk and bag shipping.

          The Company’s sugarbeet co-products include sugarbeet molasses, sugarbeet pulp pellets and pressed pulp. After the extraction of raw juice from the cossettes, the remaining pulp is dried, processed into pellets and sold as animal feed or not dried and sold as wet animal feed to the local market. The sugarbeet molasses is the process materials left after all economical means have been taken to extract the sugar from the process. The sugarbeet molasses is sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds.

RECENT CROPS

          The Company’s members harvested 3.0 million tons of sugarbeets from the 2006-crop, approximately 45% above the most recent 5-year average, due to increased yields per acre and higher than average harvested acres. Sugar content of the 2006-crop at harvest was 1% below the average of the five most recent years because of higher than normal rainfall the two months prior to harvest. Due to the higher harvested tons and slightly below average sugar content, the Company’s production of sugar from the 2006-crop sugarbeets is expected to be 34% more than the average of the five most recent years of sugar production. This forward-looking material is based on the Company’s expectations regarding the processing of the 2006 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors that include changes in production efficiencies and storage conditions for the Company’s sugarbeets. The Company’s initial sugarbeet payment estimate totals $40.21 per ton or $0.134844 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2007. This projected payment is slightly more than the final 2005-crop payment per ton and slightly less per pound of extractible sugar. The higher projected 2006-crop payment per ton results from higher sugar and co-product production, co-product prices and decreased operating and fixed costs per ton, offset by lower sugar prices versus the prior year.

          For a discussion of the 2005, 2004 and 2003 crops and results of operations for fiscal years 2006, 2005 and 2004, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

MARKETING, CUSTOMERS AND PRICING

          The Company’s ability to market sugar each year under the current U.S. Farm Bill is highly dependent upon the U.S. Department of Agriculture’s (“USDA”) Overall Allotment Quantity (“OAQ”) announcements. Currently, the Company has allocation rights to market 5.8 million cwt of refined sugar based on the current USDA OAQ announcement of 8,750,000 short tons raw value (“STRV”). The USDA OAQ has varied from a high of 9,300,000 STRV to a low of 8,100,000 STRV over the past five years. Each 100,000 STRV of OAQ computes to 66,000 cwt of marketing allocations for the Company. Each 1,000 acres of planted sugarbeets is estimated to produce 55,000 cwt of sugar for sale from an average crop. To the extent the Company’s sugar production exceeds its marketing allocations, it must carry the additional sugar in inventory until the next year, sell sugar without allocations to another sugar processor, sell sugar to non-human consumption users, sell sugar for export or reduce future plantings of sugarbeet acres. The Company may find it necessary to reduce planted acreage in a future year, in order to balance production with available allocations.

          United Sugars Corporation (“United Sugars”), a common marketing agency operating on a cooperative basis, is the marketer for the Company’s sugar. The Company owns United Sugars along with two other sugar-producing companies (American Crystal Sugar Company and United States Sugar Corporation) and exists to market sugar produced by the three member owners.

          As of this writing the Company has a 12% ownership interest in United Sugars with contributed capital totaling $1.3 million.

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

          United Sugars sells industrial bulk sugar, industrial bagged sugar, packaged sugar for retail and specialty sugars. It distributes both cane sugar and beet sugar, and distributes sugar to customers over a large geographical area. United Sugars markets the Company’s sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars includes most of the large domestic industrial sugar users. The customer base also includes retail grocery companies and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2006, 91% of the Company’s sugar was shipped in bulk form, mostly to industrial users, and 9% in bagged powdered sugar.

          The prices at which United Sugars sells the Company’s sugar fluctuates periodically based on changes in domestic sugar supply and demand. Bulk sugar, the largest portion of the Company’s sales, is contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold mostly on a quarterly basis. Current net selling prices for sugar are forecast to be lower than the prior year because of: (1) increased levels of domestic sugar availability, which is due to higher than average yields and/or planted acres in sugarbeets and sugarcane in the US; and (2) increased levels of imported sugar in amounts that the Company believes is in excess of market needs.

          The Company markets its co-products, dried sugarbeet pulp and sugarbeet molasses, through Midwest Agri-Commodities Company (“Midwest Agri”), a common marketing agency operating on a cooperative basis, whose members are the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company. Midwest Agri markets sugarbeet pulp, sugarbeet molasses and other liquid livestock feed for its member owners as well as non-members. Sugarbeet pulp is marketed to livestock feed mixers, livestock feeders and other animal feed sellers (pets, horses etc.) in the United States and foreign markets. Sugarbeet molasses is marketed to yeast and pharmaceutical manufacturers and for use in animal feeds in the United States.

          As of this writing the Company has a 25% ownership interest in Midwest Agri, and has contributed capital that totals 12% of all capital from members.

          A “Uniform Member Marketing Agreement” evidences the sales and marketing arrangement with Midwest Agri. Under that agreement, the sugarbeet pulp and sugarbeet molasses produced by the Company is pooled with sugarbeet pulp and sugarbeet molasses produced by the other producing member owners and is then sold through the efforts of Midwest Agri. The Company receives payment for its sugarbeet pulp and sugarbeet molasses by receiving its pro rata share of the net proceeds from the sale of the pooled sugarbeet pulp and sugarbeet molasses. The net proceeds of such sales represent the gross proceeds of the sale of the sugarbeet pulp and sugarbeet molasses, adjusted for the various costs and expenses of marketing the pooled sugarbeet pulp and sugarbeet molasses, including the Company’s pro rata share of the marketing and sales expenses incurred by Midwest Agri. Any net proceeds from the operation of Midwest Agri are distributed to the various members on a patronage basis.

          For the year ended August 31, 2006, approximately 49% of Midwest Agri’s sugarbeet pulp production was exported to Asia, Europe, and Africa and the remaining 51% was sold in North America. The market for sugarbeet pulp is affected by the worldwide supply of dried sugarbeet pulp, the availability and quality of competitive feedstuffs and by the strength of the U.S. dollar relative to local currencies in export markets. Dried sugarbeet pulp prices increased in FY 2006 due primarily to reduced production of dried sugarbeet pulp in the United States. Production of dried pulp in the United States was lower as a result of a reduction in sugarbeet acres planted, lower yields in the Red River Valley growing area, and high natural gas prices which reduced the amount of pulp that was dried and pelleted. Sugarbeet molasses prices increased in FY 2006 primarily due to the continued shortage of worldwide supplies of both cane and sugarbeet molasses in the market. Successive poor crops in Asia as well as the increased usage of cane molasses for ethanol production have resulted in lower supplies of cane molasses. The reduction of acreage combined with lower yields in some United States growing areas put additional pressure on the amount of sugarbeet molasses available for sale domestically.

          Co-product sales accounted for approximately 11% of the Company’s total consolidated net sales revenue during FY 2006. This relationship is primarily a function of the average market prices for sugar, sugarbeet pulp, sugarbeet molasses and fresh yeast and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices and production of these products fluctuate independently of each other.

          The Company’s subsidiary company Minn-Dak Yeast manufactures bagged and cream fresh baker’s yeast in a plant located adjacent to the Company’s sugar plant in Wahpeton, North Dakota. A portion of the Company’s sugarbeet molasses production is used in Minn-Dak Yeast’s process and is sold through a supply agreement between the two companies. Minn-Dak Yeast has a long-term marketing agreement with National Yeast LLC to market and sell all production of its yeast. That agreement will expire on May 31, 2011.

GROWERS’ AGREEMENTS

          The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have three-year contracts with the Company covering the growing seasons of 2006 through 2008 (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of three years, unless the Company, prior to the automatic renewal, has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the two-year period then remaining under the agreement. Each Unit of Preferred Stock currently entitles a member to grow the maximum number of acres per share authorized by the Board of Directors for each farming year. The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each Unit of Preferred Stock held by the members. For the 2006-crop year the Company’s Board of Directors authorized members to plant 1.62 acres per unit. For the 2007-crop year, the Company’s Board of Directors has authorized members to plant 1.52 acres per unit, however, this authorization is subject to change by the board before the planting of the 2007-crop. The reduced authorized acres for planting is due in part to the large 2006-crop resulting in less sugar marketing allocations being available for the 2007-crop production. (For a discussion of the current farm bill sugar allocations, see Management’s Discussion on Government Programs and Regulations.)

          Under the terms of the Growers Agreement, each member receives payment for his or her sugarbeets based on a price per pound of extractable and bonus sugar. The price per pound of extractable and bonus sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members’ pounds of extractable and bonus sugar. Extractable pounds of sugar are obtained by the processing of sugarbeet samples taken from members’ sugarbeets during harvest. Bonus sugar is a premium for early delivery of sugarbeets during pre-harvest. Each member’s grower payment is obtained by multiplying that member’s total pounds of extractable and bonus sugar times the price per pound of extractable and bonus sugar as determined above.

          Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Company’s Board of Directors and management, but will not exceed 65% of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70% of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80% of the estimated price per pound of extractable sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95% of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company’s fiscal year, ending on August 31, and is in an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company’s annual patronage net income, if any, which is equal to the Company’s sales less all expenditures and member sugarbeet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members’ sugarbeets; such amounts are distributed in either cash payments or allocated in the form of patronage credits to the member’s patronage account on the books of the Company.

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

RESEARCH AND DEVELOPMENT

          The Company conducts very little research and development activity, but does participate in some sugar industry research and development activities. Any research findings are then shared by the entire sugar industry. Participatory research and development is accomplished through such organizations as the Beet Sugar Development Foundation, Sugar Association, and North Dakota/Minnesota Research and Education Board. The Company participates in the organizations listed above through the efforts of its representatives to the boards of directors of those entities. The Company’s representatives, either a member of the Company’s Board of Directors or a management employee of the Company, allow the Company to participate in and help direct agricultural and factory operations research and development activities carried out by the listed organizations. Those organizations also have established various committees on which the Company has placed certain of its employees. That practice is designed to provide the company with direct access to any research and development information available from the applicable committees. None of the Company’s employees or directors devotes a significant portion of their time and energies to the activities described in this section.

          During the fiscal year ended on August 31, 2006, the Company contributed approximately $92,000 to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities. $21,000 was given to the Beet Sugar Development Foundation in connection with their research activities, and $115,000 to the Sugar Association for their research activities and membership dues. In addition, through the auspices of the Beet Sugar Development Foundation, the Company, together with other interested companies, is participating in the financing of a full commercial test project involving the growing, harvesting, processing and sale of sugar and co-products produced from bio-tech sugarbeet seed. The Company’s share of this project cost will total approximately $75,000 and is evidenced in the form of a loan that is intended to be repaid to the Company through the proceeds derived from the sale of sugar and co-products produced from the project. The balance owed to the Company at fiscal year end totaled approximately $34,000.

          The Company also has established a sugarbeet seed committee, which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties that should be approved for use by the Company’s shareholders.

ENVIRONMENTAL MATTERS

          The Company is subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Other than what is provided herein, the Company is not aware of any areas of non-compliance.

          The Company has been notified under new National Emission Standards for Hazardous Air Pollutants for Industrial Commercial and Institutional Boilers and Process Heaters Rules finalized on September 13, 2004, that it is listed as a major source of certain hazardous air pollutants and not in compliance with the new rules. The company has until September 13, 2007 to come into compliance with these regulations. At this time the Company believes that it will be compliant within the time period required under the regulations and does not anticipate the associated costs to become compliant will have a material impact on its cost structure.

          The Company has $0.1 million of environmental capital improvements budgeted for the fiscal year ending August 31, 2007.

          Compliance with these laws and related regulations is an ongoing process that, at the current levels of spending, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies there under, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

MARKET AND COMPETITION

          After experiencing strong and steady growth during the 1990’s, U.S. demand for sugar was relatively flat to down until FY year 2004. Current U.S. Government statistics estimate total U.S. sugar deliveries for domestic food and beverage consumption at 189.7 million cwt refined for the fiscal year beginning October 1, 2005 and ending September 30, 2006. For the same period ending in 2005, total deliveries were 187.3 million cwt refined. Comparing the two years shows demand increased 1.3% for U.S. sugar sellers. FY 2007 deliveries are estimated by the U.S. Government to total 191.6 million cwt refined, or about 1% more than FY 2006. Determining total domestic deliveries has been complicated by the high proportion of deliveries constituted by sugar imports to entities that are not required to report to the USDA. These imports have totaled about 8.4 million cwt. refined for the first ten months of FY 2006 (5.4% of reported deliveries through that same time period). Unlike domestic deliveries from sugarbeet processors and cane refiners, there is no way to track direct consumption imports to end-users.

          Given the size of the domestic market, the Company’s sugar production and sales represent approximately 3% of the total domestic market for refined sugar in 2006. United Sugars Corporation, which sells the Company’s production through a sugar marketing pool, represents approximately 24% share of the FY2006 U.S. sugar market.

          The U.S. refined sugar market has grown over the past twenty-five plus years, despite a loss of demand to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame and sucralose have also been developed as a substitute for sugar. The substitution of non-sugar sweeteners for sugar not only reduced demand for sugar in the United States, but has also resulted in a high degree of sugar industry contraction. Since 1996 more than one third of all U.S. sugarbeet and sugarcane mills and refineries have closed, 33 plants in total. Also, sugar companies have been consolidating or closing as a result of marketplace conditions. Today there are seven sugar sellers, with approximately 90% of U.S. sugar market share concentrated in the top five sellers, most of which are fully integrated sugarbeet and sugarcane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, American Sugar Refining Company, Amalgamated Sugar Company and Cargill. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

GOVERNMENT PROGRAMS AND REGULATION

          Domestic sugar prices are supported under a program administered by the United States Department of Agriculture (“USDA”). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996 and now

The Farm Security and Rural Investment Act of 2002 (the “Farm Bill”), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The U.S. currently imports approximately 22% of its domestic needs.

Farm Security and Rural Investment Act of 2002

          The Farm Bill was enacted on May 13, 2002. It contains several provisions related to the domestic sugar industry, with the ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government. The Farm Bill applies to the 2002 through 2007 crop years. Generally, the Farm Bill restricts imports of foreign sugar, maintains the previous non-recourse loan program, and establishes a system of marketing allocations for sugarbeet and sugarcane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market.

          Under the Farm Bill, sugar processors can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar. When the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans to the CCC in lieu of repayment. Processors may also obtain CCC loans for “in-process” sugar or syrups at 80 percent of the loan rate.

          The USDA has historically maintained sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through regulating the quantity of sugar imports. Under the Tariff Rate Quota (TRQ) implemented October 1, 1990, sugar-producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties. Unlimited additional quantities may be exported to the United States upon payment of a tariff of 15.36 cents per pound prior to shipment. To date, only immaterial quantities of sugar have been imported under this higher tariff level.

          The Farm Bill sets an 18-cent per pound loan rate for raw cane sugar and a 22.9-cent per pound loan rate for refined beet sugar. Both loan rates are effective for the 2006-year crop.

          In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and sugarbeet sugar processors. The USDA determines the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year by estimating sugar consumption, adding stocks expected to be carried into the succeeding year, and then subtracting 1,532,000 short tons, raw value of sugar (the maximum level of imports allowed before marketing allotments are expected to be suspended), and subtracting carry-in stocks of sugar, including CCC inventory. Once the USDA has determined the OAQ for a crop year, it then determines each allotment for sugarbeet and sugarcane sugar by multiplying the OAQ by 54.35 percent for beet and 45.65 percent for cane. An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill. Each domestic processor of sugar, which includes the Company, is provided an allocation whenever allotments are in effect, based upon that formula. Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings. The USDA annually establishes individual processor’s allocations.

          Under the Farm Bill, a processor may market sugar in excess of its allocation if such sales (i) enable another processor to meet its allocation, (ii) facilitate the export of sugar or (iii) are made for nonhuman consumption. Or any sugar in excess of a processor’s allocation may be held until such time that allotments are lifted or additional allocations become available. The USDA can assess a penalty equal to three times the U.S. market value of any quantity of sugar marketed in excess of a processor’s allocation. The Farm Bill and its related regulations do not allow marketing allocations to be traded among processors. The Farm Bill does, however, provide for the transfer of allocations associated with a particular processing facility in the event ownership of the facility is transferred.

          The marketing allotments and allocations set forth under the Farm Bill affect the sugar processed from the 2002 crop through the 2007 crop. On an annual basis, the marketing allotments, and the corresponding allocation to the Company, will determine the amount of sugar the Company can sell into the domestic market. The Company’s allocation may reduce the amount of sugar the Company can market for a given year, thus reducing the number of acres of sugarbeets required for processing. The Company anticipates that it may have to increase or reduce its authorized planted acres each year to more closely match its anticipated allocation of sugar sales. The Company also manages its allocation needs by selling non-allocation sugar to other sugar producers and for non-human consumption needs, which are not counted against allocation sales.

North American Free Trade Agreement

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

          The Company is concerned that low world sugar prices and a trade conflict between the United States and Mexico over sweeteners could permit de facto acceleration of the second tier tariffs under the side letter agreement. Under the NAFTA tariff schedule, second tier sugar tariffs were set at approximately 12 cents for 2000 and decline by approximately 1.5 cents per year until reaching zero in 2008. Low world raw sugar prices and the current second tier tariff make it economically viable for Mexican sugar to enter the United States this year, if the Mexican interests so choose.

          In July 2006 the United States and Mexico announced an agreement that resolves these disputes that relate to each nation’s interpretation of the sweetener provisions in the NAFTA. Under the agreement, the United States provides for duty-free access to 250,000 metric tons raw value (MTRV) of Mexican sugar for fiscal year 2007, and duty-free access to between 175,000 and 250,000 MTRV of Mexican sugar for the period of October 1, 2007 and December 31, 2007. In turn, Mexico provides for duty-free access to equivalent amounts of United States high fructose corn syrup (HFCS) corresponding to the same periods. Also, the United States can ship 7,258 MTRV of sugar duty-free to Mexico for each of the marketing years 2006, 2007 and 2008. Effective on January 1, 2008, under NAFTA, there will be no duties or quantitative restraints between the two countries on all sugar and HFCS trade.

          It is possible that the passage of this announced agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

World Trade Organization

          Under the General Agreement on Tariffs and Trade Act o f 1990 (“GATT”), tariff rate quotas were implemented for certain sugar producing countries that provided for a fixed quantity of sugar imports duty-free or subject to minimal duties. Unlimited additional quantities may be imported upon payment of a tariff of 15.36 cents per pound of refined sugar prior to shipment (to date, very little sugar has been imported under this higher tariff level). Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the GATT the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the United States from the quota holding foreign countries.

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

          The 147 members of the WTO reached an agreement July 31, 2004, on a framework for the final phase of the Doha Development Agenda of global trade talks. The original deadline to complete talks by January 1, 2005, has been postponed a number of times. The latest deadline to complete the final phase of the WTO Doha talks has been established as the end of calendar year 2006. However talks have stalled and currently there appears to be little chance of WTO countries meeting this latest deadline date. The effect of any final WTO agreement on United States farm programs and the sugar program in particular and the Company will depend largely on the details of the agreement, which have not yet been fully negotiated.

Dominican Republic - Central American Free Trade Agreement

          The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law on August 2, 2005 and was substantially implemented starting on January 1, 2006. As a result, the Company has seen an increase in the amount of sugar that will be imported into the United States as a result of this agreement. The impact of this trade agreement on the Company cannot be fully assessed at this time. It is possible, however, that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and the Company earnings. The magnitude of the impact cannot be determined at this time.

Regional and Bilateral Free Trade Agreements

          The United States government is pursuing an aggressive agenda on international trade. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar. The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability. The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the Andean Free Trade Agreement; the Thailand Free Trade Agreement; the U.S.-Panama Free Trade Agreement; and the South African Customs Union Free Trade Agreement. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices. The U.S. sugar industry and the Company recognize the potential negative impact that would result if these agreements were entered into by the United States.

          The impact of the various trade agreements on the Company can not be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented. It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

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

EMPLOYEES

          As of November 3, 2006, the Company had 293 full-time employees, of whom 259 were hourly and 34 were salaried. It also employs approximately 459 additional hourly seasonal workers during the sugarbeet harvest and processing campaign. In June 2005 the Company concluded the negotiations for a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, CLC) for its factory employee group. The contract became effective June 1, 2005 and continues through May 31, 2011. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health, dental and vision insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

ITEM 1A.	RISK FACTORS

Regional and Bilateral Trade Agreements

          In the event that the United States government enters into bilateral trade agreements with sugar producing countries, the amount of sugar in the domestic sugar market could be impacted. A change in the supply of sugar could put pressure on the price of sugar, which would impact the Company’s profitability.

Government Programs and Regulations; Legislation

          The nature and scope of future legislation and regulation affecting the sugar market cannot be predicted and there can be no assurance that price supports and market protections will continue in their present forms. If the price support programs were eliminated in their entirety, or if certain protections the federal government provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could negatively impact the desirability of growing sugarbeets for delivery to the Company, the Company’s financial results, and the Company’s continued viability.

Unregulated Foreign Competition

          Under the current terms of the NAFTA and other government regulations, imports of sugar from Mexico may enter the U.S. market. These imports could oversupply the U.S.

market and negatively affect the price of sugar. The Company, along with the domestic sugar industry, is seeking improvements to NAFTA and is pursuing legal remedies to address the matter. If the sugar industry is unsuccessful in these and any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

The Farm Bill

          The impact of the Farm Bill on the operations of the Company cannot be completely predicted. The long-term ramifications of the marketing allotment and allocation program depend on the Company’s ability to maintain its marketing allocation on an annual basis and to obtain access, if necessary, to additional allocations at a reasonable price.

Weather and Other Factors

          The sugarbeet, as with most other crops, is affected by weather conditions during the growing season. Additionally, weather conditions during the processing season affect the Company’s ability to store sugarbeets held for processing. Growing and storage conditions different from the Company’s expectations may change the quantity and quality of sugarbeets available for processing and therefore may affect the quantity of sugar produced by the Company. A significant reduction in the quantity or quality of sugarbeets harvested resulting from adverse weather conditions, disease (such as rhizomania) or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to the Company and its members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          There are no unresolved written SEC staff comments regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

          The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley area of Minnesota-North Dakota. The Company owns the factory, receiving sites, and the land on which they are located.

          The properties are adequate to process normal and above normal crop sizes, and for the last three years have averaged a slice rate of 9,100 tons per day. The 2006-crop was the largest tonnage in the history of the Company, producing approximately 3,019,000 tons of sugarbeets. If the Company encounters normal weather patterns, which will in turn provide normal sugarbeet storage conditions, then it does not anticipate having material difficulties in processing the 2006-crop. As of the date of this report, the Company has set new records for daily slice (12,596 tons) and weekly slice (87,779 tons) rates and anticipates achieving above-average slice for the year. Achievement of the levels of slice and sugar production in the factory is due mostly to the quality of the 2006 crop and the Company’s effort to maximize the daily slice rate in order to finish processing of the crop in a timely fashion.

          Minn-Dak Yeast, of which the Company is a 100% owner, operates a single yeast manufacturing factory at Wahpeton, North Dakota. Minn-Dak Yeast owns the factory and the land on which it is located. During fiscal 2006, fresh yeast was produced and sold into the domestic yeast marketplace.

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

          There were no matters submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2006.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHAREHOLDER STOCK VALUE

          Stock is not purchased in the Company using the traditional valuation methods used for stock commonly bought or sold for personal or institutional investment purposes.

          A requirement for owning the Company’s stock includes the shareholder being actively engaged in farming and having an active interest in the crop being produced.

          The Company believes a shareholder purchases the Company’s stock in order to secure acreage delivery rights, and therefore is based upon the purchaser’s ability to make a profit by delivering sugarbeets to the Company.

          The Company believes each individual shareholder will have a different financial model for its economic analysis of Company stock purchase. Estimates for direct input costs to raise a sugarbeet crop vary significantly from shareholder to shareholder. The Company has no direct knowledge of the total of the direct input costs.

          A shareholder is at risk for the size and quality of the sugarbeet crop to be raised. The ability of a shareholder to raise a quality crop of significant quantity to not only cover the shareholder’s input costs, but also provide for a return on stock ownership and stockholder management inputs is key to determining the economic value the Company’s stock holds for the shareholder or potential shareholder.

          A shareholder is able to insure the risk of growing a crop through the purchase of Federal Crop Insurance. The Federal Crop Insurance program is managed by RMA a branch of the United States Government. Changes in the Federal Crop Insurance program may have a significant impact on the level of financial risk that a shareholder may be able to insure.

          A shareholder is also at financial risk based on the ability of the Company to pay the shareholder a sugarbeet payment that provides him/her with a profit.

          Because the return to a shareholder is based upon the results of an entire year, the Company believes reliance upon one quarter of financial activity in comparison to a similar quarter of activity in a prior year is of limited value versus comparisons made at fiscal year end. Quarterly financial statements have significant management judgments regarding the final crop value.

          Because the Company and other sugar companies have different methods of describing and paying their shareholders for sugarbeets delivered, the publicly announced payments by companies need to be adjusted for quality, patronage, trucking, and re-hauling costs to arrive at a comparable payment to the shareholder/grower for the delivery of those sugar beets.

          There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company and may only transfer with the consent of the Board of Directors of the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 6% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. Management believes that less than 1% of the Company’s available stock was traded at arm’s length during the fiscal year ended August 31, 2006. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and ranged in price from $2,550 to $2,850 per unit. The fourth quarter did not have any arms length transactions.” The value of stock is highly dependent upon an individual stockholder’s ability to raise sugarbeets successfully both agronomically and financially. Prior to purchasing stock, a potential stockholder is advised to properly research the agronomic aspect of stock ownership.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the last five fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included in Item 8. of this report.

	Fiscal Year Ended August 31,
FINANCIAL DATA	2006	2005	2004	2003	2002
(in thousands)
Revenues	$176,967	$189,681	$198,941	$193,817	$158,003
Distribution of net proceeds (1)	76,096	88,088	107,909	109,663	84,224
Total assets	163,129	158,996	168,563	171,254	171,573
Long-term debt, including current Maturities	42,008	44,455	50,215	55,920	61,580
Members’ investment (2)	83,951	83,410	82,150	81,647	76,912
Property and equipment additions, Net of retirements	4,395	4,754	5,487	9,148	4,582
Working capital	14,025	12,433	14,578	17,798	11,647

RATIOS
Ratio of long-term debt to equity (3)	.45	.47	.56	.63	.74
Ratio of net proceeds to fixed charges (4)	22.50	31.42	37.99	32.01	23.48
Current ratio	1.36	1.38	1.39	1.50	1.34

PRODUCTION DATA (5)
Acres harvested (members)	102,121	98,819	112,849	112,346	92,395
PIK acres	0	0	0	0	9,881
Tons of sugarbeets purchased (members)	1,810,269	2,295,904	2,264,154	2,383,936	1,666,663
Tons purchased per acre harvested	17.73	23.23	20.06	21.22	18.04
Payment to members per ton of sugarbeets delivered, plus allocated patronage and unit retains (6)	$41.89	$38.08	$47.35	$44.33	$46.17

Sugar (cwts):
Produced (from member and purchased sugarbeets)	4,839,968	5,868,576	6,424,346	6,112,522	5,076,252	*
Sold (includes purchased sugar)	4,954,040	6,092,025	6,602,252	5,580,872	5,192,482

Beet pulp pellets (tons):
Produced	101,328	119,054	112,483	99,733	78,408
Sold	105,138	113,913	110,424	98,911	85,209

Beet molasses (tons):
Produced	79,599	89,797	104,883	100,585	72,123
Sold	47,007	73,824	92,852	86,616	75,090
Used for yeast production	25,537	23,045	20,095	19,270	15,164

Yeast (pounds, in thousands):
Produced	34,787	32,043	29,253	28,458	22,254
Sold	34,670	31,984	29,436	28,394	22,327
* Includes PIK sugar

(1)      Net Proceeds are the Company’s gross revenues, less the costs and expenses of producing, purchasing and marketing sugar, sugar co-products, and yeast, but before payments to members for sugarbeets. (For a more complete description of the calculation of Net Proceeds, see “Description of Business-Growers’ Agreements”.)

(2)      Members’ investment includes preferred and common stock, unit retention capital, allocated patronage and retained earnings.

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

(5)      Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2006, relates to the 2005 crop).

(6)      Reflects the total amount paid in cash and allocated to individual grower equity accounts for each ton of sugarbeets delivered.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

          Preparation of the Company’s consolidated financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Management continually evaluates these estimates based on historical experience and other assumptions it believes to be reasonable under the circumstances.

          The difficulty in applying these policies arises from the assumptions, estimates and judgements that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

          Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. The Company’s critical accounting estimates include the following:

Inventory Valuation

          Sugar, pulp, molasses and other agri-product inventories are valued at estimated net realizable value. The Company derives its estimates from sales contracts, recent sales and evaluations of market conditions and trends. Changes in market conditions may cause management’s estimates to differ from actual results.

Property and Equipment, Property and Equipment Held for Lease, and Depreciation

          Property and equipment, and property and equipment held for lease are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 40 years. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

          The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the fiscal year covered by this report. However, considerable management judgement is necessary to estimate future cash flows and may differ from actual results.

Defined Benefit Pension Plan

          The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” (SFAS No 87) to account for it defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for our defined benefit pension plan. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, we are required to consider current market conditions, including changes in interest assumptions.

          Key assumptions used to determine annual pension expense are as follows:

	2006	2005	2004

Discount Rate	6.50%	6.50%	6.75%

Expected return on plan assets	8.0%	8.0%	8.0%

Rate of total Compensation Increase	4.3%	4.5%	4.5%

          Discount Rate: An assumed discount rate is required to be used in the pension plan actuarial valuation. The discount rate is a significant assumption. The Company’s methodology for selecting the discount rate for the company’s plan is to seek guidance from outside pension experts for an appropriate discount rate.

Expected Return on Plan Assets: The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The Company’s methodology for selecting the Expected Return on Plan Assets is to seek guidance from outside pension experts for an appropriate rate.

          In September of 2006, the FASB issued FAS No. 158 “Employers Accounting for Defined Benefit Pension Plans and other Post Retirement plans”. This pronouncement is anticipated by the Company to cause other comprehensive income/loss in future years. The Company believes, had this pronouncement been effective for this report, the Company would need to recognize $5.4 million in additional unfunded liabilities, $0.3 million in additional recognition of the period May 31, 2006 through August 31, 2006, offset by a $2.3 million deferred tax benefit for a net other comprehensive loss of $3.4 million. The Company expects to adopt this requirement for its fiscal year ending August 31, 2007. The additional requirement “to measure plan assets and benefit obligations as of the end of the fiscal year-end statement of financial position” is expected to be adopted by the Company’s for its fiscal year ending August 31, 2009.

Income Taxes

          Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The company calculates income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgements regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve.

LIQUIDITY AND CAPITAL RESOURCES

          Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $45.0 million, of which $30.6 million was available as of August 31, 2006. In addition, a $15.0 million supplemental seasonal line was offered by the Bank but was not activated by the Company due to a lack of need. The Company anticipates using the USDA Sugar Loan Provisions contained in the 2002 Farm Bill to provide an additional source of seasonal financing for the 2006 and future crops.

          Due to the anticipated size of the 2006 crop payment, the Company believes that an additional $30 million line of seasonal credit, or the use of USDA sugar loans (for a total of $75 million short-term line of credit) will be necessary. The Company believes it’s primary lender, will provide this additional line of credit.

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

          As of August 31, 2006 the Company was in compliance with its loan agreement covenants with the Bank.

          Working capital increased $1.6 million for fiscal year 2006. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately 6-years of long-term debt remaining with the Bank and it has two tax exempt bond issues, one with $5.9 million remaining to be paid and one with $13.1 million remaining. The decision to restructure the Company’s long-term debt had been anticipated to be necessary if the Company were to acquire the non-controlling interest in its 80% owned subsidiary, Minn-Dak Yeast. On April 30, 2006 the Company consummated the acquisition of the 20% non-controlling interest in Minn-Dak Yeast, which in turn triggered the restructuring of the Company’s long-term debt. As of August 31, 2006, the Company achieved its targeted working capital position.

          The company has protected itself from interest rate fluctuations through a strategy of using tax-exempt bond financing and a term debt portfolio that fixes rates and maturities into the future on set amounts of debt. The current term debt portfolio is expected to provide the company stable term debt interest rates over the next four years at approximately 90 basis points under current market rates for similar maturities. An increase or decrease in the interest rate market of approximately 100 basis points is expected to be immaterial on the profitability of the Company as a result of its interest rate strategy. Capital expenditures for fiscal year 2006 were $4.7 million, for fiscal year 2005, $4.9 million and for fiscal year 2004, $6.0 million. Capital expenditures for fiscal year 2007 are currently estimated at $4.9 million.

          The Bonds are secured by a letter of Credit from Wells Fargo Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, ND.

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 –5 Years	After 5 Years

Long-term debt	$22.9MM	$2.6MM	$10.2MM	$6.8MM	$3.3MM

Bonds Payable	$19.1MM	$1.7MM	$6.0MM	$3.2MM	$8.2MM

Operating leases	$3.6MM	$1.2MM	$2.4MM	0	0

Unconditional Purchase obligations	0	0	0	0	0

Other long-term Obligations	0	0	0	0	0

Total contractual cash Obligations	$45.6MM	$5.5MM	$18.6MM	$10.0MM	$11.5MM

          The Company is not aware of any known trends, demands, commitments, events or uncertainties that will likely result in the Company’s liquidity increasing or decreasing materially.

          Other than those items described above, the Company is not aware of any known material trends, either favorable or unfavorable, that would cause the mix of equity to debt or the cost of debt to materially change.

RESULTS OF OPERATIONS

Comparison of the Years Ended August 31, 2006 and 2005

          Net payments to members for sugarbeets delivered by the shareholder/growers, decreased by $10.6 million or 13 percent in fiscal year 2006 and totaled $71.6 million. As of August 31, 2006, the board of directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $3.6 million to shareholders compared to $4.6 million in the previous year. The payment of $3.6 million will leave approximately 4.9 years of prior years’ patronage and per unit retains still outstanding versus the prior year of 7.6 years outstanding.

          Revenues for the year ended August 31, 2006 were comprised of Sugar 84%, Pulp 7%, Yeast 5% and Molasses 4%.

          During the year ended August 31, 2006, the Company purchased 156,788 tons of sugarbeets from a sugarbeet processor due to a shorter than normal sugarbeet supply from the Company’s shareholder/growers. The purchase comprised 8% of all sugarbeets purchased by the Company for the year.

          On April 30, 2006, the Company acquired the non-controlling 20% interest in its Minn-Dak Yeast subsidiary from Sensient Technologies Corporation.

          Revenue for the year ended August 31, 2006, decreased 7 percent or $12.7 million from 2005. Revenue from total sugar sales decreased $16.1 million or 10 percent reflecting a 19 percent decrease in cwt. sold, and a 9 percent increase in the average net selling price per cwt. Revenue from co-products decreased 10 percent, reflecting a decrease of 22 percent in volume, offset by a 12 percent increase in the average selling price per ton. The decrease in volume of sugar and co-products sold from the 2005-crop is attributable to the lower crop size and quality when compared to the 2004 crop of sugarbeets delivered by shareholder/growers.

          Revenues from yeast sales increased 28 percent reflecting an increase in volume of 8 percent, and an increase of 20% in the price of yeast due to a change in the marketing arrangement. A different marketing arrangement changed the methodology used in the determination of the selling price for yeast.

          The value of finished product inventories in fiscal year 2006 increased $.5 million from fiscal year 2005.

          Cost of product sold, on a consolidated basis, exclusive of grower payments for sugarbeets and cost of outside purchased sugarbeets, remained the same. However, the Company’s costs decreased $1.5 million and Minn-Dak Yeast’s costs increased $1.5 million.

          Of the $1.5 million decrease in the Company’s cost of product sold, the cost of operations decreased due to a shorter processing season. Offsetting those costs somewhat were maintenance costs, which increased as a result of the late start (October rather than September) of the 2005-crop processing period. The offsetting increase of $1.5 million in cost of product sold by Minn-Dak Yeast was due to a $0.6 million increase in the cost of molasses (29% price increase and 10% volume increase), $0.6 million of purchased cream yeast (no purchases in prior fiscal year) and $0.3 million increase in the cost of chemicals, due primarily to the increase in volume of production.

          Sales and Distribution costs decreased $8.1 million or 22 percent. Decreases are mainly the result of lower costs of purchased sugar (less volume) and the lower cost of marketing allocations (less volume). General and Administrative expenses decreased $.4 million or 6 percent. Employee costs and trade association dues were the primary reasons for the decrease. Interest expense increased $.6 reflecting a lower level of debt and an increased rate of interest.

          Overall, the cost per cwt. of sugar produced increased 18 percent versus the prior year due to a 1 percent increase in costs and a 17 percent reduction in sugar produced.

          Other business income increased $.2 million in fiscal year 2006 due primarily to transactions related to the acquisition of 100% ownership in Minn-Dak Yeast, offset by less patronage dividends received from other cooperatives.

Comparison of the Years Ended August 31, 2005 and 2004

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

          Revenues for the year ended August 31, 2005 were comprised of Sugar 85%, Pulp 8%, Yeast 4% and Molasses 3%.

          Revenue for the year ended August 31, 2005, decreased 5 percent or $9.3 million from 2004. Revenue from total sugar sales decreased $11.4 million or 7 percent reflecting an 8 percent decrease in cwt sold, and a 1 percent increase in the average net selling price per cwt. Revenue from co-products increased 1 percent, reflecting a decrease of 14 percent in volume, offset by a 15 percent increase in the average selling price per ton. The decrease in volume of sugar and co-products sold is attributable to the lower sugar content, less marc in the sugarbeets, and high purity in the 2004 crop of sugarbeets delivered by shareholder/growers.

          Revenues from yeast sales increased 2 percent reflecting an increase in volume of 9 percent, and a decrease in price of 7 percent.

          The value of finished product inventories in fiscal year 2005 decreased $2.9 million from fiscal year 2004, a result of lower sugar and molasses inventories at fiscal year end.

          Cost of product sold, exclusive of grower payments for sugarbeets, increased $3.3 million or 6.3 percent. Of the $3.3 million, $3.2 is attributed to the Company’s operation and $0.1 million is attributed to the Minn-Dak Yeast operation.

          Of the $3.2 million increase in the Company’s cost of product sold, the cost of operations and maintenance increased as a result of wet harvest conditions when compared to a crop with normal harvest conditions. Excess mud reduced pile storage effectiveness, total sugar available for extraction, and reduced the daily factory throughput. As a result, less sugar was extracted, while the Company encountered higher daily operating costs. Daily operating costs were negatively impacted due to the use of more chemicals, coal, coke, and limerock, which, in turn, were further compounded by a rise in energy costs associated with the production and shipment of those operating materials.

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

          Other business income increased $.4 million in fiscal year 2005 due primarily to increased patronage dividends from other cooperatives.

Estimated Fiscal Year 2007 Information

          This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2006 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2006 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products, the quantity of sugar produced from the sugarbeet crop, changes in plant production efficiencies and sugarbeet storage conditions are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

          The Company’s members harvested 3.0 million tons of sugarbeets from the 2006 crop, the largest harvested crop in Company history. Sugar content of the 2006 crop at harvest was 1% below the average of the five most recent years. The Company is projecting the sugar production from the 2006-crop to be the largest in Company history. From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company’s operating and fixed costs. Revenues for the crop-year 2006 are expected to be 49% above the 2005 crop-year due to increased sugar production, offset by lower prices. The deduction of operating costs results in an estimated 2006 crop gross payment to growers for sugarbeets of $121.4 million, which is $49.8 million more than that of the 2006 crop year of $71.6 million. The 2006 crop sugarbeet payment increased as a result of more harvested tons, more sugar per ton of sugarbeets harvested and higher molasses prices; and was decreased by higher operating costs and lower sugar and pulp prices. The Company does not expect to be able to repeat the record crop results in the future unless it can experience the same weather pattern and growing conditions as the 2006 crop.

          The Company’s initial sugarbeet payment estimate totals $40.21 per ton or $0.134844 per harvested/bonus pound of sugar, with the final sugarbeet payment determined in October of 2007. This projected payment per pound is 5% less than the final 2005 crop payment per pound, but 4% more than the original projected 2005 crop payment per pound. The projected 2006 crop payment per ton results from what management believes is a consistent approach to forecasting sugar production and sugar production costs. While the crop has been harvested, it is still at risk for adverse storage conditions, which may mean that actual results may differ from forecast.

          The Company anticipates challenges in the areas of refined sugar storage, and due to the much larger record crop, will need to take extraordinary steps to preserve the raw sugarbeet inventory for processing during the spring of 2007. The Company began processing the 2006-crop on September 1, 2006 in anticipation of a larger than normal crop and the need to process this crop prior to the deterioration of unprotected sugarbeets in storage during the spring of 2007. Business changes made to become more efficient in the re-hauling of the sugarbeets appears to be working well and which should result in the piled sugarbeets to be more timely processed, thereby reducing spoilage and increasing sugar production. The factory, during the current campaign, has set a number of new records for the most sugarbeets sliced in a day and week and the most sugar produced in a day and a week.

          Although the Company does not anticipate any difficulty in obtaining the necessary seasonal financing for this crop, the additional dollar volume will require the Company to either increase on a temporary basis its line of credit with Co-Bank, and/or utilize the USDA sugar loan program.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in the interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market-risk sensitive financial instruments, including long-term debt.

          The Company’s long-term debt interest costs are stabilized through the use of multi-year interest rate locks on various amounts and terms through its primary lender Co-Bank. This strategy allows the Company to project future interest costs and cash flows with a reasonable degree of accuracy.

          The Company has long-term tax-exempt bonds using a variable interest rate. Borrowing levels have been $19.1 million for 2006, $21.0 million for 2005 and $22.0 million for 2004. The historic interest rates for these instruments have been under 5% with an anticipated fluctuation of less than 1% per year.

          The Company’s short-term debt will vary from year to year based on the short-term interest rate market. Average short-term debt borrowing levels have been $24.7 million for 2006, $26.3 million for 2005 and $25.0 million for 2004. Because each year’s short-term debt is closely associated with a crop year, the interest fluctuations will have a direct impact on the final grower sugarbeet payment.

          The Company will from time to time have a purchase obligation in foreign currency as a result of approved capital expenditure projects, and may reduce the risk of currency exchange by forward purchasing the applicable currency required for the expenditure.

          The Company does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company for the fiscal years ended August 31, 2006, 2005 and 2004 have been audited by Eide Bailly, LLP, independent registered public accounting firm. Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly, LLP. The consolidated financial statements of the Company are included in Appendix A to this annual report.

ITEM 9.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Sarbanes-Oxley Act: The Sarbanes-Oxley Act continues to have the interpretation of its rules reviewed and changed. The Company’s intent is to be in compliance with the rules and interpretations of these rules as they are promulgated. As of this writing, compliance with all applicable Sarbanes-Oxley rules for the Company has been deferred until August 31, 2008. The below listed areas of activity are not to be considered an all inclusive list, rather an indication of how the Company’s Board of Directors and Management are approaching future compliance requirements.

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

Internal Controls: The Company’s payments to growers are derived from crop pools with each year’s harvest creating a “Crop Pool”. It is the Company’s practice to use accounting methods to allocate revenues and costs in a manner that such revenues and expenses associated with each pool are consistently applied on a year-to-year and a pool-to-pool basis. The Company has formalized a process where-by the material risks associated with the Company are determined, documented as to how these risks are to be managed and, where appropriate, reviewed by the Audit Committee.

          Listed below are two internal control material weaknesses discovered by the Company’s Accounting staff during the fiscal year ended August 31, 2006:

1.

During the review of the 2nd quarter 10-Q for FY 2006, it was discovered the finished goods inventory was not properly reconciled prior to the filing of the 10-q, and it was corrected and controls put in place to prevent future errors. At the same time, management also re-evaluated how it was valuing finished goods inventory and thick juice inventory. It was determined that thick juice inventory should be recorded at net realizable value (“NRV”), instead of cost, for the interim financial statements in order to be consistent with accounting principles that would be applied at fiscal year end if any thick juice were present. It was also determined that the NRV for products should take into account year to date activity and the most current estimate of sales price to arrive at a calculated NRV for any inventory to be valued at NRV.

2.

During the fiscal year ended August 31, 2006, reliance was made upon an improper schedule to calculate the final 2005-crop grower payment. This payment was improperly calculated to be $320,000 more than the calculation using the correct schedule. Although the Company considers the dollar amount of the error to be immaterial, it has determined the lack of proper controls was a material matter. The company has put into place new preventive measures to correct this internal control deficiency.

          The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this annual report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company and based solely upon the above two material weaknesses, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were ineffective as regards to material weakness. The evaluation has not revealed any fraud, intentional misconduct, or concealment on the part of Company personnel. These weaknesses have been remediated and new internal control procedures instituted whereby critical accounts are properly reconciled on a periodic and annual basis. The Company does not anticipate further difficulties in these areas.

ITEM 9B.	OTHER INFORMATION

          None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY IDENTIFICATION OF DIRECTORS

          The table below lists the current directors of the Company. The board of directors consists of one director from each district. Directors must be common shareholders or representatives of common shareholders belonging to the district they represent and are elected by the members of that district. In the case of a common shareholder who is other than a natural person, a duly appointed or elected representative of such common shareholder may serve as a director. The directors have been elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from three selected districts. Brief biographies for each of the directors are included after the table.

Name and Address	Age	District	Director Since	Term Expires in December

Dale Blume 17668 CO RD 11 Norcross, MN 56274-3050	56	District #7 – Lehman	2005	2008

Dennis Butenhoff 12254 118th ST S Baker, MN 56580	60	District #9 – Peet	2004	2007

Brent Davison 7950 770th AV Tintah, MN 56583	55	District #5 – Hawes	2003	2008

Douglas Etten 3138 370th ST Foxhome, MN 56543	55	District #8 – Lyngaas	1997	2006(1)

Michael Hasbargen 2553 360th ST Breckenridge, MN 56520	61	District #4 – Factory East	1993	2008

Dennis Klosterman 7942 CTY RD 1 Mooreton, ND 58061	46	District #3 – Gorder	2004	2007

Russell Mauch 16305 Hwy 13 Barney, ND 58008	51	District #2 – Factory West	1998	2007

Charles Steiner 2851 310th AV Foxhome, MN 56543-9312	56	District #6 – Yaggie	2000	2006(2)

Alton Theede 609 3rd AV SE Hankinson, ND 58041	62	District #1 – Tyler	2003	2006(3)

1)	Mr. Etten’s term as a director of the Company from District #8-Lyngaas expires on December 5, 2006.
2)	Mr. Steiner’s term as a director of the Company from District #6-Yaggie expires on December 5, 2006.
3)	Mr. Theede’s term as director of the Company from District #1-Tyler expires on December 5, 2006.

          Dale Blume graduated from the NDSU with a degree in Ag Economics in 1973. He began farming in 1971 and continues to be actively farming today. Mr. Blume is one of the Company’s original stockholders. Mr. Blume is a member of the Grant County FSA Board, the Delaware Township Board, and is a director at the First State Bank in Kensington, MN. He is also the co-chairman of the administrative council and on the financial committee of the United Methodist Church in Herman. He serves as the ex-officio member on the board of directors for Minn-Dak Yeast.

          Dennis Butenhoff has been a director since 2004 and serves on the board of directors of Minn-Dak Yeast. Mr. Butenhoff graduated from Barnesville High School, Barnesville, MN in 1965. Prior to serving his country in the military, Mr. Butenhoff attended North Dakota State University for 4 years, focusing on ag economics. He has been farming in the Baker/Barnesville area since 1967. Mr. Butenhoff has served Trinity Lutheran Church as a Sunday school teacher and church elder.

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

          Michael Hasbargen has been a director since 1993 and is currently serving as board chairman. He has also served as vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. Mr. Hasbargen also serves on the board of directors of United Sugars Corporation, Midwest Agri-Commodities Company, and Minn-Dak Yeast. Mr. Hasbargen is the brother-in-law of Mr. Steven Caspers, Executive Vice President & Chief Financial Officer.

          Dennis Klosterman has been a director since 2004. Mr. Klosterman graduated from Wahpeton High School in Wahpeton in 1978. He began farming with his father and brother in the Mooreton, ND area in 1979 while attending North Dakota State College of Science and North Dakota State University. Mr. Klosterman has, and continues to, serve his community and church in several areas. He is a member and past chairman of the Company’s Political Action Committee. Mr. Klosterman is a member of various farm and commodity organizations.

          Russell Mauch has been a director since 1998 and currently serving as board treasurer. Mr. Mauch graduated from North Dakota State University in 1977 with a B.S. in agriculture. From 1979 to 1981 Mr. Mauch was a commercial and agriculture loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for United Sugars Corporation and as one Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

          Charles Steiner has been a director since 2000. Mr. Steiner has been farming near Foxhome, MN since 1969. Mr. Steiner graduated from the Northwest School of Agriculture, University of Minnesota at Crookston, MN. He also serves on the board of directors for Midwest Agri-Commodities Company and Minn-Dak Yeast.

          Alton Theede has been a director since 2003. Mr. Theede has been farming in the Fairmount, North Dakota area since 1966. He earned his B.S. degree in Business

Administration from the University of North Dakota, Grand Forks, ND in 1966. Mr. Theede currently serves on the board of directors for the local CHS (Cenex Harvest States) and is very involved in community service. Mr. Theede has been and continues to be active in serving the congregation of St. Phillips Catholic Church in Hankinson, ND. He serves on the board of directors for Minn-Dak Yeast.

          The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $250.00 per meeting for regular and special board meetings, (ii) the greater (a) $125.00 for any day in which directors partake in activities on the Company’s behalf that take less than five hours or (b) $250.00 for any day in which directors partake in activities on the Company’s behalf that take five hours or more. The Chairman of the Board of Directors also receives a flat $500.00 per month to compensate for the extra duties associated with that position.

Executive Officers

          The table below lists the senior management employees of the Company and Minn-Dak Yeast, none of whom owns any common or preferred shares. Brief biographies for each of the officers are included after the table.

Name	Age	Position

David H. Roche	59	President and Chief Executive Officer

Steven M. Caspers	56	Executive Vice President and Chief Financial Officer

Allen E. Larson	51	Controller and Chief Accounting Officer

Thomas D. Knudsen	52	Vice President Agriculture

Greg J. Schmalz	55	Director Human Resources

Dr. Jeffrey L. Carlson	51	Vice President Operations of Minn-Dak

Dr. Richard W. Ames	49	Operations Manager of Minn-Dak Yeast

John S. Nyquist	51	Purchasing Manager

Susan Johnson	59	Communications Manager

Kevin R. Shannon	52	Safety Director

John Haugen	54	Vice President Engineering

          David H. Roche is the Company’s third president and CEO. He joined the Wahpeton, ND based sugar cooperative on March 1, 2001. Mr. Roche began his sugar industry career as a controller for Michigan Sugar Company in 1976. Mr. Roche holds an MBA in Accounting from Michigan State University and became a Certified Public Accountant in 1974. He serves on the boards of United Sugars Corporation and Midwest Agri-Commodities. Mr. Roche is chairman of the board for Minn-Dak Yeast. In addition, he is a trustee of the United States Beet Sugar Association, and a member of the board of directors of The Sugar Association, Washington, D.C.

          Steven M. Caspers, the Company’s Executive Vice President and Chief Financial Officer, has held that position since January 1986. He has been employed with the Company since May 5, 1974. Mr. Caspers is the President of Minn-Dak Yeast, and has held that position since 1994. He is a 1972 graduate of the University of North Dakota with a Bachelor of Science in Business Administration and a major in Accounting. Mr. Caspers is the brother-in-law of Mr. Michael Hasbargen, Director and Chairman.

          Allen E. Larson has been serving as the Company’s Controller since 1990. His employment with the Company began on October 26, 1981. Mr. Larson earned a Bachelor of Science degree in Business Administration with a major in Accounting from Minnesota State University Moorhead in 1977.

          Thomas D. Knudsen the Company’s Vice President of Agriculture, has held that position since January 1987. He began his employment with the Company on May 24, 1977. Mr. Knudsen graduated from the North Dakota State University with a Bachelor of Science in Horticulture in 1977 and has attended the Beet Sugar Institute at Fort Collins, Colorado.

          Greg J. Schmalz is the Company’s Director of Human Resources. He has held that position since beginning his employment with the Company on August 30, 2004. Prior to that date, Mr. Schmalz held the position of Vice President of Human Resources at Bobcat Company. Mr. Schmalz is a 1976 graduate of the University of North Dakota, Grand Forks, with a Bachelor of Arts Degree in Sociology and a Masters Degree in Guidance and Counseling. He is a member of the Society of Human Resources Management and the Agassiz Valley Human Resources Association.

          Dr. Jeffrey L. Carlson, the Company’s Vice President of Operations, has held that position since August 2002. Prior to his current position, Mr. Carlson was the Company’s Director of Technical Services. He began his employment with the Company on June 4, 1990. Mr. Carlson is a graduate of the University of Minnesota-Morris with a Bachelor of Arts in Chemistry and the University of North Dakota with a Ph.D. in Physical Chemistry. He received his MBA from North Dakota State University in 2001.

          Dr. Richard W. Ames has been serving as the Operations Manager of Minn-Dak Yeast since 1989. He began his employment with the Company in September 1986. Dr. Ames holds a Ph.D. in Chemistry from University of North Dakota, which he earned in 1986. He is an active member of the American Chemical Society.

          John S. Nyquist became the Company’s Purchasing Manager in 1994. He began his employment with the Company on September 15, 1975. Mr. Nyquist is active in, and is a past president of, the National Association of Purchasing Managers.

          Susan M. Johnson has been serving as the Company’s Communications Manager and Administrative Assistant since December 2003. Prior to that position, Ms. Johnson served as an Administrative Assistant. She began her employment with the Company on June 26, 1978. She has attended, and graduated from, a two-year leadership training program entitled “MARL” Minnesota Agricultural and Rural Leadership.

          Kevin R. Shannon has held the position of Safety Director for the Company since September of 1992. He began his employment with the Company on June 1, 1983.

          John R. Haugen was promoted to the position of Vice President of Engineering on August 1, 2002. Prior to that date, he served as Director of Engineering. Mr. Haugen began his employment with the Company in 1976. He earned a BS degree in Mechanical Engineering from the University of North Dakota in 1976.

ITEM 11.	EXECUTIVE COMPENSATION

          The following table summarizes the amount of compensation paid for services rendered to the Company during the fiscal year ended August 31, 2006 and the two prior fiscal years to those persons serving as the Company’s Chief Executive Officer and to the other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 per annum.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	All Other Comp	Total Compensation

				(1)	(2)
David H. Roche	2006	$323,107	$35,000	$19,124		$377,230
President & CEO	2005	$303,585	$80,000	$16,791		$400,376
	2004	$294,616	$105,000	$16,663		$416,278

Steven M. Caspers	2006	$166,830	$15,000	$9,243		$191,073
Executive Vice	2005	$155,958	$40,500	$8,945		$205,403
President / CFO	2004	$151,002	$48,500	$10,373		$209,875

1)       In addition to the salary and bonus described above, Mr. Roche and Mr. Caspers are provided with “Other Annual Compensation,” which includes the value of the excess life insurance cost, individual LTD plan, sold vacation, and Company match of the 401(k) plan. The company has a policy whereby Supervisory, Professional and Management employees are required to maintain their vacation and floating holiday hour combined carryover balance at two hundred and forty (240) hours or less. While not encouraged, the cash optioning of vacation and floating holiday accrued hours is allowable. Employees with account balances in excess of 240 hours may elect to cash option up to fifty percent (50%) of the number of hours exceeding 240. Employees at or below the 240 hour limit may elect to cash option fifty percent (50%) of their combined vacation and floating holiday annually accrued hours.

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

2)       Mr. Roche is eligible for payments into a supplemental executive retirement plan. The Company recorded obligations of $37,461, $32,000 and $15,731 for the fiscal years ended August 31 2006, 2005, and 2004, respectively. See the section below on Retirement Plans for further details on the supplemental executive retirement plan.

Retirement Plans

          Management employees are eligible to participate in the Company’s defined benefit retirement plan as well as its 401(k) retirement savings plan, each of which are described below.

          The Company has established a noncontributory, defined benefit retirement plan, which is available to all eligible employees of the Company. The benefits of the plan are funded by periodic contributions by the Company to a retirement trust that invests the contributions and earnings from such contributions to pay benefits to employees. The plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee’s compensation level. See “Executive Compensation--Qualified Benefits Table.” Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. The plan also provides for the payment of certain disability and death benefits.

Qualified Benefits Table

          The following table reflects the estimated annual benefits payable to a fully-vested executive officer of the Company under the defined benefit retirement plan upon retirement at age 65, after 15, 20, 25, 30, and 35 years of annual service at the compensation levels set forth hereon:

Years of Service

Pension Compensation	15	20	25	30	35

$125,000	$27,094	$36,125	$45,156	$54,187	$63,218

$150,000	$33,281	$44,375	$55,469	$66,562	$77,656

$175,000	$39,469	$52,625	$65,781	$78,937	$92,093

$200,000	$45,656	$60,875	$76,094	$91,312	$106,531

$225,000	$50,606	$67,475	$84,344	$101,212	$118,081

$250,000	$50,606	$67,475	$84,344	$101,212	$118,081

$275,000	$50,606	$67,475	$84,344	$101,212	$118,081

$300,000	$50,606	$67,475	$84,344	$101,212	$118,081

$325,000	$50,606	$67,475	$84,344	$101,212	$118,081

$350,000	$50,606	$67,475	$84,344	$101,212	$118,081

$375,000	$50,606	$67,475	$84,344	$101,212	$118,081

          Mr. Roche has 5 years of service under the plan.
          Mr. Caspers has 32 years of service under the plan.

          The Company maintains a Section 401(k) retirement savings plan that permits employees to elect to set aside, on a pre-tax basis, a portion of their gross compensation in trust to pay future retirement benefits. The Company provides a matching contribution of 100% of each employee’s first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately and are paid to each employee upon the happening of certain events, all of which is more fully described in the master plan document. Federal law limited employee pre-tax income contributions to $15,000 in calendar year 2006 ($15,500 for 2007) for each participating employee age 49 and under, and $20,000 for each participating employee age 50 and older ($20,500 for 2007). Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement age (65), or if the employee chooses, any time after attaining early retirement date (age 55); (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married).

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock. The Preferred Stock of the Company is non-voting stock. The Company’s stock can only be held by individuals who are sugarbeet growers. To the Company’s knowledge, as of November 3, 2006, no person owned beneficially more than 5% of the Company’s outstanding shares and none of the principal officers listed above owned any such shares. As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote. As a group, the directors own 5.37% of the outstanding Preferred Stock.

Name	Position with Company	No. of Shares	% of Shares

Dale Blume	Director	213	less than 1%

Dennis Butenhoff	Director	250	less than 1%

Brent Davison	Director	1,200	1.7%

Douglas Etten	Director	450	less than 1%

Michael Hasbargen	Director	350	less than 1%

Dennis Klosterman	Director	235	less than 1%

Russell Mauch	Director	474	less than 1%

Charles Steiner	Director	380.5	less than 1%

Alton Theede	Director	325	less than 1%

All Directors		3,877.5	5.37%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees - paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2006 totaled $71,000 (including a $2,500 progress billing for the 2006 audit) and $78,184 for the fiscal year ended August 31, 2005.

2.	Audit Related Fees – none

3.

Tax Fees – paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $15,225 for fiscal year ended August 31, 2006 and $18,660 for the fiscal year ended August 31, 2005.

4.	All Other Fees – paid to the Company’s principal accountant for services other than detailed in Items 1 thru 3 above total $12,550 for the fiscal year ended August 31, 2006 and $13,200 for the fiscal year ended August 31, 2005.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents filed as part of this report:

	a.	Consolidated Financial Statements
-Report of Independent Registered Public Accounting Firm
-Consolidated Statements of Operations for the Years Ended August 31, 2006, 2005 and 2004
-Consolidated Balance Sheet as of August 31, 2006, 2005 and 2004
-Consolidated Statements of Changes in Members’ Investments for the years ended August 31, 2006, 2005 and 2004
-Notes to the Consolidated Financial Statements

	b.	Financial Statement Schedules – None

	c.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index, Item 15d.

Item 15a. Report of Independent Registered Public Accounting Firm

The Audit Committee
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2006, 2005, and 2004, and the related consolidated statements of operations, changes in members’ investments and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2006, 2005, and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Eide Bailly

Fargo, North Dakota
October 9, 2006

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2006, 2005, AND 2004

	2006	2005	2004

ASSETS

CURRENT ASSETS
Cash	$223,593	$651,141	$270,482

Receivables
Trade accounts	15,141,356	9,404,653	13,361,588
Growers	4,551,852	4,102,800	3,958,717
Income tax	85,647	9,990	523,938
Other	24,169	27,430	107,689

	19,803,024	13,544,873	17,951,932

Inventories
Refined sugar, pulp and molasses to be sold on a pooled basis	20,222,901	19,730,432	22,637,988
Sugarbeets	2,017,662	—	—
Nonmember refined sugar	34,955	200,633	3,930
Yeast	165,856	114,845	93,516
Materials and supplies	7,116,506	7,037,784	6,625,424

	29,557,880	27,083,694	29,360,858

Deferred charges	1,506,495	1,444,959	1,252,038

Prepaid expenses and other assets	1,010,569	1,632,888	2,332,936

Current deferred income tax asset	607,000	541,000	502,000

Total current assets	52,708,561	44,898,555	51,670,246

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	24,636,738	22,959,208	22,768,791
Buildings	37,474,147	37,263,990	37,114,568
Factory equipment	134,313,021	130,803,415	127,715,324
Other equipment	3,954,002	3,574,258	3,468,307
Construction in progress	933,339	2,315,654	1,095,974

	201,311,247	196,916,525	192,162,964
Less accumulated depreciation	103,991,337	97,088,389	89,882,430

	97,319,910	99,828,136	102,280,534

OTHER ASSETS
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,017,442	11,038,556	10,073,518
Investment restricted for capital bond projects	600	1,491,930	2,472,142
Other	2,082,765	1,738,881	2,066,118

	13,100,807	14,269,367	14,611,778

	$163,129,278	$158,996,058	$168,562,558

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2006, 2005, AND 2004

	2006	2005	2004

LIABILITIES AND MEMBERS’ INVESTMENT
CURRENT LIABILITIES
Short-term notes payable	$14,445,000	$9,800,000	$10,145,000

Current portion of long-term debt and capital leases	2,564,630	3,600,000	3,600,000
Current portion of bonds payable	1,665,000	1,725,000	960,000

	4,229,630	5,325,000	4,560,000

Accounts payable
Trade	2,069,323	2,219,896	3,542,222
Growers	14,482,531	9,966,465	14,904,425

	16,551,854	12,186,361	18,446,647

Payable to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	532,661	1,472,747	259,466

Accrued liabilities	2,923,978	3,681,747	3,681,285

Total current liabilities	38,683,123	32,465,855	37,092,398

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	20,362,925	19,900,000	24,700,000

BONDS PAYABLE	17,415,000	19,230,000	20,955,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	1,840,000	1,300,000	1,242,000

OTHER	877,294	671,756	612,471

COMMITMENTS AND CONTINGENCIES (NOTE 11)	—	—	—

Total liabilities	79,178,342	73,567,611	84,601,869

NON-CONTROLLING INTEREST IN EQUITY OF SUBSIDIARY	—	2,018,551	1,810,234

MEMBERS’ INVESTMENT
Preferred stock
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B - 100,000 shares authorized $75 par value; 72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200

	18,483,200	18,483,200	18,483,200

Common stock, 600 shares authorized, $250 par value; 480 shares issued and outstanding on 8-31-06, 477 shares outstanding on 8-31-05 and 488 shares outstanding on 8-31-04	120,000	119,250	122,000
Paid in capital in excess of par	32,094,407	32,094,407	32,094,407
Unit retention capital	—	1,379,798	3,048,825
Qualified allocated patronage	—	722,691	1,638,011
Nonqualified allocated patronage	26,077,023	23,694,526	20,510,179
Retained earnings	7,176,306	6,916,024	6,253,833

	83,950,936	83,409,896	82,150,455

	$163,129,278	$158,996,058	$168,562,558

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2006, 2005, AND 2004

	2006	2005	2004

REVENUE
From sales of sugar, sugar co-products, and yeast, net of discounts	$176,966,668	$189,681,378	$198,941,297

EXPENSES
Production costs of sugar, co-products, and yeast sold	62,716,367	55,940,415	52,607,125
Sales and distribution costs	29,049,229	37,099,870	29,952,185
General and administrative	6,173,050	6,580,640	6,080,929
Interest	3,544,118	2,899,283	2,919,624

	101,482,764	102,520,208	91,559,863

OTHER INCOME (EXPENSE)	709,750	1,135,475	737,488

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE NON-CONTROLLING INTEREST	76,193,654	88,296,645	108,118,922

NON-CONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	(97,233)	(208,317)	(209,458)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$76,096,421	$88,088,328	$107,909,464

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment Components of net income
Income from non-member business	$260,282	$662,191	$703,836
Patronage income	4,220,538	5,191,808	5,128,308

Net income credited to member’s investment	4,480,820	5,853,999	5,832,144

Payments to members for sugarbeets, net of unit retention capital	71,615,601	82,234,329	102,077,321

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$76,096,421	$88,088,328	$107,909,464

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENTS
YEARS ENDED AUGUST 31, 2006, 2005, AND 2004

	Preferred Stock	Common Stock	Paid in Capital in Excess of Par Value	Unit Retention Capital	Qualified Allocated Patronage	Non-Qualified Allocated Patronage	Retained Earnings (Deficit)	Total

BALANCE, AUGUST 31, 2003	$18,483,200	$122,000	$32,094,407	$4,959,289	$2,296,749	$18,140,978	$5,549,997	$81,646,620
Stock -
Sales - common (12 shares)		3,000						3,000
Repurchases - common (12 shares)		(3,000)						(3,000)
Revolvement of unit retention capital				(1,910,464)				(1,910,464)
Revolvement of prior years’ allocated patronage					(658,738)	(1,959,107)		(2,617,845)
Net income for the year ended August 31, 2004					800,000	4,328,308	703,836	5,832,144
Qualified dividends currently payable					(800,000)			(800,000)

BALANCE, AUGUST 31, 2004	18,483,200	122,000	32,094,407	3,048,825	1,638,011	20,510,179	6,253,833	82,150,455
Stock -
Sales - common (4 shares)		1,000						1,000
Repurchases - common (15 shares)		(3,750)						(3,750)
Revolvement of unit retention capital				(1,669,027)				(1,669,027)
Revolvement of prior years’ allocated patronage					(915,320)	(2,007,461)		(2,922,781)
Net income for the year ended August 31, 2005						5,191,808	662,191	5,853,999

BALANCE, AUGUST 31, 2005	18,483,200	119,250	32,094,407	1,379,798	722,691	23,694,526	6,916,024	83,409,896
Stock -
Sales - common (14 shares)		3,500						3,500
Repurchases - common (11 shares)		(2,750)						(2,750)
Revolvement of unit retention capital				(1,379,798)				(1,379,798)
Revolvement of prior years’ allocated patronage					(722,691)	(1,838,041)		(2,560,732)
Net income for the year ended August 31, 2006						4,220,538	260,282	4,480,820

BALANCE, AUGUST 31, 2006	$18,483,200	$120,000	$32,094,407	$—	$—	$26,077,023	$7,176,306	$83,950,936

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2006, 2005, AND 2004

	2006	2005	2004

OPERATING ACTIVITIES
Income allocated to members’ investment	$4,480,820	$5,853,999	$5,832,144
Add (deduct) noncash items
Depreciation and amortization	8,086,383	7,723,754	7,657,731
(Gain) Loss on disposal of equipment	(27,330)	3,655	(53,766)
Contributed asset	(620,000)	—	—
Net (income) loss allocated from unconsolidated marketing subsidiaries	54,971	30,299	164,171
Noncash portion of patronage capital credits	(415,113)	(964,916)	(755,523)
Deferred income taxes	474,000	19,000	464,000
Increase in cash surrender of officer life insurance	(27,308)	(38,958)	(13,131)
Minority interest	97,233	208,317	209,458
Changes in assets and liabilities:
Accounts receivable and advances	(7,122,580)	5,106,392	(1,154,281)
Inventory and prepaid expenses	(1,677,147)	2,977,212	2,205,094
Deferred charges and other	73,402	131,178	(1,043,006)
Accounts payable, accrued liabilities, and other liabilities	5,029,349	(4,950,090)	(3,158,268)

NET CASH FROM OPERATING ACTIVITIES	8,406,680	16,099,842	10,354,623

INVESTING ACTIVITIES
Investments restricted for capital lease projects	1,491,330	980,212	928,507
Proceeds from disposition of property, plant and equipment	111,156	1,571	175,000
Capital expenditures	(4,720,891)	(4,921,390)	(6,036,406)
Acquisition of Minn Dak Yeast non-controlling interest	(2,768,383)	—	—
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives		—	—
Capital adjustment of marketing subsidiary	95,766	(248,239)	37,667
Net proceeds from patronage refunds and equity revolvements	209,205	217,819	370,028

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(5,581,817)	(3,970,027)	(4,525,204)

FINANCING ACTIVITIES
Sale (repurchase) of common stock, net	750	(2,750)	—
Net proceeds from issuance of (payments on) short-term debt	4,645,000	(345,000)	2,895,000
Proceeds from long term debt	3,523,633	—	—
Dividends paid to non-controlling shareholder	(250,000)	—	—
Payment of financing fees	(288,664)	(313,097)	(325,476)
Payment of long-term debt	(5,971,078)	(5,760,000)	(5,705,000)
Payment of unit retains and allocated patronage	(4,912,052)	(5,328,309)	(4,007,469)

NET CASH USED FOR FINANCING ACTIVITIES	(3,252,411)	(11,749,156)	(7,142,945)

NET CHANGE IN CASH	(427,548)	380,659	(1,313,526)

CASH, BEGINNING OF YEAR	651,141	270,482	1,584,008

CASH, END OF YEAR	$223,593	$651,141	$270,482

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED AUGUST 31, 2006, 2005, AND 2004

	2006	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (refunds from)
Interest	$3,570,574	$3,070,845	$2,878,314

Income taxes	$293,525	$(450,463)	$1,711,643

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Contributed asset	$620,000	$—	$—

See Notes to Consolidated Financial Statements.

NOTE 1 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

Minn-Dak Farmers Cooperative (the Company) is a North Dakota cooperative association owned by its member-growers for the purpose of processing sugarbeets and marketing sugar and co-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast.

The majority of the net proceeds from the Company are from member business, whereas Minn-Dak Yeast is considered non-member business.

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, Minn-Dak Yeast, which, as of May 1, 2006, is 100% owned by the Company.

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

Credit Risk

The Company and subsidiary grant credit to food processors located throughout the United States and limited Canadian provinces. In addition, the Company grants credit to members located in North Dakota and Minnesota, for sugarbeet seed and limited produced co-products.

Inventories

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

Deferred Charges

Agricultural development and labor procurement costs incurred in connection with the sugarbeet crop to be harvested in September and October are deferred and subsequently charged to expense during the ensuing processing period.

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

Capitalized assets include indirect costs such as fringe benefits, interest, and engineering when appropriate. The indirect costs capitalized for the years ended August 31, 2006, 2005, and 2004 were $152,751, $112,067, and $67,824, respectively. There was no construction-period interest capitalized for the years end ended August 31, 2006, 2005 and 2004.

Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company does not amortize goodwill. The Company evaluates goodwill and other intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recovered.

Investments in Other Corporations, Unconsolidated Marketing Subsidiaries, and Other Cooperatives

Equity Value Investments in Unconsolidated Marketing Investments - The investments in United Sugars Corporation and Midwest Agri-Commodities Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the Company’s share of the undistributed earnings or losses.

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

Uninsured Cash Balance

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times during the year, the Company’s balances exceeded this limit. The Company does not consider this a material risk.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sold upon receipt of the Company’s product to its customers as well as the net realizable value calculations of the inventory through allocations from the Company’s marketing Subsidiary.

Advertising

The Company’s advertising costs are expensed as incurred.

Reclassifications

Certain amounts have been reclassified in the fiscal 2005 financial statements to conform to the 2006 presentation. The reclassification has no effect on the results of operations for fiscal 2006.

Recently Issued Accounting Pronouncements

FAS 157 Fair Value Measurements - This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However the application of this statement may change the accounting practice regarding future mergers and acquisitions at the Company.

FAS 158 Employers Accounting for Defined Benefit Pension Plans and other Post Retirement Plans - This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation in the financial statement.

The Company has a defined benefit pension plan for its employees. This accounting pronouncement may cause the Company to report other comprehensive income in future years. The impact of this pronouncement may be material in nature for the Company.

Concentration and Sources of Labor

The Company’s total regular rated and vacation rated hourly and salaried workforce consists of 442 employees, of which 60% is covered by a collective bargaining agreement. The agreement expires on May 31, 2011.

Risks and Uncertainties

Interest costs - The Company is at risk for interest rate changes in both seasonal and long-term debt. The Company has long-term variable and set rates on a substantial portion of its long-term debt. The variable rate has limited variability on its rate, therefore the Company does not consider it’s interest rate risk for long-term debt to be material. Short-term debt risk is not expected to have a material impact on the Company’s annual return to its growers.

NOTE 2 – BUSINESS COMBINATIONS

The Company acquired the 20% non-controlling interest in Minn-Dak Yeast from Sensient Technologies Corp. (“Sensient”). The Company now owns 100% of Minn-Dak Yeast. The supplemental disclosure of non-cash investing and financing activities related to the acquisition of the non-controlling interest in Minn-Dak Yeast is shown below.

The acquisition cost for the non-controlling interest of Minn-Dak Yeast that was acquired from Sensient, including purchase price, legal fees and appraisal fees, was $2,768,383.

Items acquired are:
New working capital	$1,011,804
Machinery and equipment	1,008,313
Land and buildings	276,576
Other assets	77,000
Customer relations	514,000
Non-compete agreement	62,000
Goodwill	110,152
Long-term liabilities	(291,462)

$2,768,383

Intangible assets derived from the purchase of the non-controlling interest in Minn-Dak Yeast include Goodwill, which is not being amortized, and Customer Relations and a Non-Compete Agreement, which are being amortized on a straight-line basis over 15 years. The amortization of these intangible assets for the year ended August 31, 2006 was $12,800. There was no amortization expense for these assets for the years ended August 31, 2005 and 2004.

There are no contingent provisions or Research and Development assets purchased or written off in the purchase agreement between the Company and Sensient.

NOTE 3 – INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

	2006	2005	2004

United Sugars Corporation	$1,287,943	$1,457,058	$1,234,411
Midwest Agri-Commodities	59,576	41,198	45,904
CoBank	4,575,738	4,488,197	4,298,150
Dakota Valley Electric Cooperative	5,036,016	4,998,379	4,444,871
Other	58,169	53,724	50,182

	$11,017,442	$11,038,556	$10,073,518

NOTE 4 – SHORT-TERM DEBT, LONG-TERM DEBT, AND CAPITAL LEASE PAYABLE

Short-Term Debt

Information regarding short-term debt for the years ended August 31, are as follows:

	2006	2005	2004

Seasonal loan with CoBank, due June 1, 2007, interest variable, currently at 6.31%	$14,445,000	$9,800,000	$10,145,000

The Company has a $45,000,000 seasonal line of credit with CoBank, with $30,555,000 available on August 31, 2006. The line is secured with a first lien on substantially all property and equipment and current assets of the Company. The Company also utilizes the USDA’s CCC Sugar Loan Program to provide an additional source of seasonal financing.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, are as follows:

	2006	2005	2004

Maximum borrowings	$43,225,000	$46,975,000	$48,013,000

Average borrowing levels	$24,655,769	$26,325,769	$25,027,077

Average interest rates	5.70%	3.22%	2.40%

Long-Term Debt

On May 30, 2006, the Company renewed the seasonal and term-debt lines of credit with CoBank.

Information regarding long-term debt at August 31 is as follows:

	2006	2005	2004

CoBank term loan, with fixed and variable rates, due in varying principal repayments through August 20, 2013, interest rate variable, variable currently at 6.31%, with a first lien on substantially all property, equipment, and current assets of the Company located in Wahpeton, ND	$22,437,931	$23,500,000	$28,300,000

Less current maturities	(2,493,103)	(3,600,000)	(3,600,000)

	$19,944,828	$19,900,000	$24,700,000

The Company has complied with the terms of its loan agreement covenants for the years ended August 31, 2006, 2005, and 2004.

In addition, the Company can make special advance payments on its term loans with CoBank after its seasonal loans have been paid in full, with the understanding that the special advance payments will be re-advanced subject to the reinstatement provisions, prior to the granting of any new seasonal loans. Any such advance payments are subject to a commitment fee of .25% of the daily un-advanced commitment.

Interest expense totaled $3,544,118, $2,899,283, and $2,919,624 for 2006, 2005 and 2004, respectively.

Principal amounts due on the Company’s long-term debt are as follows:

Years ending August 31,

2007	$2,493,103
2008	3,324,138
2009	3,324,138
2010	3,324,138
2011	3,324,138
Thereafter	6,648,276

$22,437,931

Capital Leases

The Company is the lessee of equipment under capital leases, with varying expiration dates. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. This equipment is being depreciated over its estimated useful life. Depreciation of assets under these capital leases is included in depreciation expense for 2006.

Minimum future lease payments under capital leases are as follows:

Years ending August 31,

2007	$97,626
2008	134,927
2009	67,149
2010	67,149
2011	67,149
Thereafter	139,483

Total minimum lease payments	$573,483

Less: Amount representing interest	83,859

Present value of net minimum lease payment	$489,624

NOTE 5 - BONDS PAYABLE

The Company financed construction projects related to the processing facility through the sale of Solid Waste Disposal Revenue and Industrial Development Revenue Bonds, Series 1996 and 2002, by Richland County North Dakota. The Company has leased the property and equipment from the County for the sum of the annual principal and interest payments on the bonds. Under the terms of the lease, the Company is responsible for the real estate taxes, insurance, repairs and maintenance, and other costs incident to the ownership of the property. The leased property is included with property and equipment in the financial statements and the bonds have been recorded as a direct obligation of the Company. Ownership of the property and equipment will transfer to the Company when the bonds are repaid in full. The bonds are guaranteed by the Company. The Company has letter of credit arrangements with a bank that provide security for obligations under the bonds payable totaling approximately $19,810,000 at August 31, 2006. There were no outstanding advances under these letter of credit arrangements at August 31, 2006. Details relative to the Company’s obligations under the lease agreement are as follows:

	2006

Payee	Variable Interest Rate	Final Maturity	Current Portion	Total	2005 Total	2004 Total

Richland County, North Dakota	3.59%	Jan 2011	$1,065,000	$5,945,000	$6,955,000	$7,955,000

Richland County, North Dakota	3.49%	Jan 2019	$600,000	13,135,000	14,000,000	14,000,000

			$1,665,000	$19,080,000	$20,955,000	$21,955,000

Minimum future principal payments required on the obligations under bonds payable are as follows:

Years ending August 31,

2007	$1,665,000
2008	1,915,000
2009	2,010,000
2010	2,120,000
2011	2,230,000
Thereafter	9,140,000

$19,080,000

Bond financing costs incurred in connection with the financing of the construction projects related to the processing facility have been capitalized. The Company is amortizing the bond financing costs over the terms of the financing obtained. The effective interest method of amortization is used.

Amortization of bond financing cost was $36,938 for each of the years ended August 31, 2006, 2005 and 2004.

NOTE 6 - MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of non-dividend bearing common stock is restricted to a “member-producer,” as defined in the by-laws of the Company. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is also required to purchase units of preferred stock and is entitled to grow the maximum acres per unit of preferred stock as is authorized by the Board of Directors each farming year. The Company’s board of directors authorized the members to plant 1.50, 1.45 and 1.57 acres per unit of preferred stock for the fiscal years 2006, 2005 and 2004 respectively. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and non-dividend bearing. All transfers and sales of stock must be approved by the Company’s board of directors.

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

Under the terms of the Company sugarbeet growing contracts with each of its member-producers, the Company is obligated to pay the member-producers for sugarbeets delivered at a price per pound of extractable sugar. However, if, in the opinion of the Company’s primary lender, CoBank, the working capital position of the Company is insufficient, the Company shall retain from the price to be paid per pound of extractable sugar such amounts as are deemed by the bank to be necessary for operations, the deductions to be made at such time as the bank shall require. The amount so retained shall be evidenced in the records of the Company by equity credits in favor of the growers. The board of directors has the power to determine whether such retains shall be “qualified” or “nonqualified” for income tax purposes.

For the year ended August 31, 2006, the Company allocated patronage of $4,220,538 to the members. For the year ended August 31, 2005, the Company allocated patronage of $5,191,808 to the members. For the year ended August 31, 2004, the Company allocated patronage of $5,128,308 to the members.

During the year ended August 31, 2006, the Company revolved the remaining 55% of the unit retains and allocated patronage for the fiscal year ended August 31, 1997, totaling $2,490,804 and 100% of the unit retains and allocated patronage for the fiscal years ended August 31 1998 and 1999 totaling $870,090, and 6% of the unit retains and allocated patronage for the fiscal year ended August 31, 2001 totaling $259,452 for a grand total revolved of $3,620,346. There were no unit retains or equity withheld during the fiscal year ended August 31, 2000. In addition, during fiscal year 2006, although the grower payable was correctly stated on the August 31, 2005 balance sheet, a misclassification was relied upon to make the final 2004 crop grower payment, resulting in a payment that exceeded the amount that was required. The Company has corrected the grower payment by reducing the 2004 crop allocated patronage by $320,224.

During the year ended August 31, 2005, the Company revolved the remaining 92% of the unit retains and allocated patronage for the fiscal year ended August 31, 1996 and 40% of the unit retains and allocated patronage for the fiscal year ended August 31, 1997, totaling $2,533,592 and $2,008,115 in each respective year, for a total of $4,541,707. In addition, unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $50,102, and the present value of the estimated future redemptions.

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

NOTE 7 - INVESTMENT IN MARKETING COOPERATIVES

The Company has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

The Company’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. The Company provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2006, 2005, and 2004, the Company had advanced $19,719,946, $23,769,970 and $19,899,596, respectively. The Company had outstanding advances due from United Sugars of $353,465 for the year ended August 31, 2006, $1,104,338 for the year ended August 31, 2005, and outstanding advances due to United Sugars of $364,698, for the year ended August 31, 2004.

The Company has a one-fourth ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All sugarbeet pulp and a portion of the molasses produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. The Company advanced Midwest $962,334, 1,060,826 and $1,887,774, respectively, during the years ended August 31, 2006, 2005, and 2004. The Company had outstanding advances due to Midwest of $179,196, $368,409 and $624,164, as of August 31, 2006, 2005, and 2004, respectively. The owners of Midwest are guarantors of the short-term line of credit Midwest has with CoBank.

NOTE 8 - INCOME TAXES

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, is as follows:

	2006	2005	2004

Deferred tax assets
Non-qualified unit retains and allocated patronage due to members	$10,431,000	$10,030,000	$9,394,000
Net operating loss carryforwards	4,543,000	4,543,000	3,600,000
Other	1,013,000	945,000	828,000

Total deferred tax assets	15,987,000	15,518,000	13,822,000

Deferred tax liabilities
Depreciation	15,152,000	14,234,000	12,801,000
Other	2,068,000	2,043,000	1,761,000

Total deferred tax liabilities	17,220,000	16,277,000	14,562,000

Net deferred tax liability	$(1,233,000)	$(759,000)	$(740,000)

Classified as follows
Current asset	$607,000	$541,000	$502,000
Long-term liability	(1,840,000)	(1,300,000)	(1,242,000)

Net deferred tax liability	$(1,233,000)	$(759,000)	$(740,000)

The state and federal operating loss carryforwards totaling approximately $19,700,000 will expire in 2019 through 2025.

The provision for income taxes is as follows:
	2006	2005	2004

Current expense (benefit)	$200,000	$56,000	$(173,000)
Net change in temporary differences	472,000	19,000	464,000

Provision for income taxes	$672,000	$75,000	$291,000

Significant temporary timing differences between financial and income tax reporting are as follows:

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

5.	Recognition of vacation pay - For financial reporting purposes, vacation pay is charged to expense as accrued, whereas, for income tax purposes, vacation pay is deducted in accordance with IRS rules.
6.

Capital leases – For financial reporting purposes, equipment under a capital lease are included in fixed assets and depreciated using a straight line method, with a corresponding liability also recorded. For tax purposes, statutory depreciable lives and methods are used.

7.

As of August 31, 2006, the Company has $1,654,000 in non-member long-term tax liability. This liability resulted from the book to tax differences for Minn-Dak Yeast non-member activity. As of September 1, 2006, Minn-Dak Yeast activity will be classified as member activity. The Company will amortize the $1,654,000 long-term liability over the approximate remaining book life of the Minn-Dak Yeast assets.

NOTE 9 - DEPRECIATION

The Company’s depreciation expense for the years ended August 31, 2006, 2005 and 2004 was $7,750,601, $7,368,561 and $7,290,456, respectively.

NOTE 10 - ENVIRONMENTAL MATTERS

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

During 2000, the Company sold certain notes receivable with recourse. The Company’s contingent liability related to these notes totaled $370,295 as of August 31, 2006.

NOTE 12 - OPERATING LEASES

The Company is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31, under these obligations, are as follows:

Years ending August 31,

2007	$1,157,020
2008	1,037,932
2009	740,892
2010	670,800
2011	—

$3,606,644

Operating lease and contract expenses for the years ended August 31, 2006, 2005, and 2004, totaled $869,310, $1,005,937 and $972,504, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The Company’s matching contribution to the plan is at a level of 100 percent of employee contributions, with a maximum of 4 percent of compensation for the years ended August 31, 2006, 2005, and 2004. Employer contributions to the plan totaled $511,936, $499,862 and $466,114 for the years ended August 31, 2006, 2005, and 2004, respectively.

Pension Plan

The Company has a non-contributory defined benefit plan, which covers substantially all employees who meet certain requirements of age, length of service and hours worked per year.

The following table sets forth the plan’s funded status at August 31:

	2006	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$21,732,459	$18,713,083	$16,578,586
Service cost	858,210	810,489	733,795
Interest cost	1,401,578	1,316,496	1,152,990
Experience (gain)/loss due to participant changes	537,767	1,498,023	865,585
Benefits paid	(1,004,751)	(605,632)	(617,873)

Benefit obligation at end of year	23,525,263	21,732,459	18,713,083

Change in plan assets
Fair value of plan assets at beginning of year	15,469,222	13,632,176	11,404,853
Actual return on plan assets	1,377,080	1,232,678	1,821,766
Employer contribution	1,120,000	1,210,000	1,023,431
Benefits paid	(1,004,751)	(605,632)	(617,873)

Fair value of plan assets at end of year	16,961,551	15,469,222	13,632,177

Funded status	(6,563,712)	(6,263,237)	(5,080,906)
Unrecognized net actuarial loss	5,165,493	4,977,404	3,832,424
Unrecognized prior service cost	258,737	345,642	432,547
Unrecognized transition (asset) obligation	—	175	410

Accrued benefit cost liability	$(1,139,482)	$(940,016)	$(815,525)

	2006	2005	2004

Weighted-average assumptions as of August 31
Discount rate	6.50%	6.50%	6.75%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total compensation increase	4.3%	4.5%	4.5%

The net periodic pension cost for the years ended August 31, includes the following components:

	2006	2005	2004

Components on net periodic benefit cost
Service cost	$858,210	$810,489	$733,795
Interest cost	1,401,578	1,316,496	1,152,990
Expected return on plan assets	(1,244,528)	(1,096,679)	(931,309)
Amortization of prior service cost	86,905	86,905	86,905
Amortization of transition amount	175	235	(8,827)
Amortization of unrecognized net actuarial loss	217,126	219,096	227,279

Net periodic benefit cost	$1,319,466	$1,336,542	$1,260,833

The Company’s pension plan weighted-average asset allocation at August 31, 2006, by asset category is as follows:

Equity securities	66.8%
Debt securities	28.8%
Other	4.4%

Total	100%

Contributions

The Company expects to contribute $1,120,000 to its pension plan in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2007	$585,662
2008	614,920
2009	662,544
2010	685,057
2011	766,772
Thereafter, through 2016	5,005,403

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

The following methods and assumptions were used by the Company to estimate fair value of the financial instruments, and the estimated fair values of the Company’s financial instruments as of August 31, 2006, 2005, and 2004, are as follows:

Investments - The investments in CoBank, Dakota Valley Electric Cooperative, Inc. and all other cooperatives are stated at cost, plus the cooperative’s share of allocated patronage and capital credits. The investments in United Sugars Corporation and Midwest Agri-Commodities are accounted for using the equity method, wherein the investments are recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the cooperative’s share of the undistributed earnings or losses. The Company believes it is not practicable to estimate the fair value without incurring excessive costs because there is no established market for this stock and it is inappropriate to estimate future cash flows, which are largely dependent on future patronage earnings of the investment.

Long-term debt and bonds payable - The fair value of obligations under long-term debt and bonds payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities.

Item 15c.	Exhibits

Index

3(i)

Articles of Amendment to the Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 as filed on November 21, 1996.

3(ii)	Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
3(iii)	Amended Bylaws of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997 as filed on November 25, 1997.
10(a)

Growers’ Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign). Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 as filed on November 26, 2003.

10(b)

Uniform Member Marketing Agreement by and between United Sugars Corporation and Minn-Dak Farmers Cooperative and related Amendments numbered 2, 3 and 5 (the Company is not a party to Amendment numbers 1, 4, and 6). Schedule A is incorporated by reference from the Company’s Annual Report on 10-K for the fiscal year ended August 31, 1998 as filed on November 24, 1998.

10(e)	Memorandum of Understanding and Uniform Member Agreement by and between Midwest Agri-Commodities Company and Minn-Dak Farmers Cooperative.
10(k)	Agreement for Electrical Service. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
10(l)	Master Coal Purchase and Sale Agreement and Railroad Equipment Lease Agreement (Confidential Treatment has been requested as to certain provisions).
10(m)*	Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
10(p)*	Amendment to Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997 as filed on November 25, 1997.
10(q)*	Amendment to Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998 as filed on November 24, 1998.
10(r)*

David H. Roche Employment Agreement. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 as filed on November 29, 2001 and Renewal Agreement, dated August 22, 2006.

12	Statement re Computation of Ratio of Net Proceeds to Fixed Charges.
21	Subsidiaries of the Registrant. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
31.1	Certification of the President/Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Executive Vice President/Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.3	Certification of the Controller/Chief Accounting Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
32	Certification of the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
99.1	Audit Committee Charter. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 as filed on November 26, 2003.

*Management contract, compensatory plan or arrangement.

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

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	11-28-06
Chief Executive Officer
David H. Roche

/s/ Steven M. Caspers	Executive Vice President and	11-28-06
Chief Financial Officer
Steven M. Caspers

/s/ Allen E. Larson	Controller and	11-28-06
Chief Accounting Officer
Allen E. Larson

/s/ Dale Blume		11-28-06

Dale Blume	Director

/s/ Dennis Butenhoff		11-28-06

Dennis Butenhoff	Director

/s/ Brent Davison		11-28-06

Brent Davison	Director

/s/ Doug Etten		11-28-06

Doug Etten	Director

/s/ Michael Hasbargen		11-28-06

Michael Hasbargen	Director

/s/ Dennis Klosterman		11-28-06

Dennis Klosterman	Director

/s/ Russell Mauch	Director	11-28-06

Russell Mauch

/s/ Charles Steiner		11-28-06

Charles Steiner	Director

/s/ Alton Theede		11-28-06

Alton Theede	Director