Form 10-Q
period 2006-11-30
MINN DAK FARMERS COOPERATIVE
filed 2007-01-12
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2006

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 4, 2007
$250 Par Value	480

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Nov 30, 2006 (Unaudited)	Aug 31, 2006 (Audited)

CURRENT ASSETS:
Cash	$172	$224

Receivables:
Trade accounts	11,529	15,141
Growers	1,508	4,552
Other	24	110
	13,061	19,803

Inventories:
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	63,730	20,223
Non-member refined sugar	19	35
Sugarbeets	74,480	2,018
Yeast	145	166
Materials and supplies	7,290	7,116
	145,664	29,558
Deferred charges	58	1,506
Prepaid expenses	573	575
Other	611	436
Deferred income tax asset	607	607

Total current assets	160,746	52,709

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	24,637	24,637
Buildings	37,474	37,474
Factory equipment	134,604	134,313
Other equipment	3,663	3,954
Construction in progress	1,729	933
	202,107	201,311
Less accumulated depreciation	(105,957)	(103,991)
	96,150	97,320

OTHER ASSETS:
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,022	11,017
Other	1,556	2,083
	12,578	13,100

	$269,474	$163,129

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands)

	Nov 30, 2006 (Unaudited)	Aug 31, 2006 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$61,264	$14,445

Current portion of long-term debt	2,493	2,493
Current portion of bonds payable	1,665	1,665
	4,158	4,158
Accounts payable:
Trade	1,786	2,141
Growers	60,348	14,483
	62,134	16,624

Advances to affiliates	761	533

Accrued liabilities	2,800	2,924

Total current liabilities	131,117	38,684

LONG-TERM DEBT, NET OF CURRENT PORTION	19,114	19,945

BONDS PAYABLE	17,415	17,415

LONG TERM DEFERRED TAX LIABILITY	1,781	1,840

OTHER	1,277	1,295

COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	170,704	79,179

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value;
72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487
	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 480 shares at Nov 30,
2006 and 480 shares at August 31, 2006	120	120
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	—	—
Qualified allocated patronage	—	—
Nonqualified allocated patronage	40,894	26,077
Retained earnings	7,179	7,176
	98,770	83,950

	$269,474	$163,129

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended November 30,
	2006	2005
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$47,382	$42,392
Changes in finished goods inventory and in-process sugar at NRV	43,507	7,594
Other income	24	46
	90,913	50,032

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	18,741	14,560
Sales and distribution costs	8,374	8,332
General and administrative	1,271	1,490
Interest	768	683
Gain on disposition of property and equipment	—	(2)
	29,154	25,063

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	$61,759	$24,969

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	(50)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$61,759	$24,919

DISTRIBUTION OF NET PROCEEDS:
Credited to member’s investment:
Components of net income:
Income from non-member business	$3	$203
Patronage income	14,817	3,735
Net income credited to member’s investment	14,820	3,938

Payments to members for sugarbeets, net of unit retention capital	46,939	20,981

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$61,759	$24,919

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended November 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$14,820	$3,938
Add (deduct) noncash items:
Depreciation and amortization	2,056	1,967
Equipment disposals - loss	—	(2)
Net income allocated from unconsolidated marketing subsidiaries	(3)	(2)
Minority interest in equity of subsidiaries	—	50
Changes in operating assets and liabilities:
Accounts receivable and advances	6,970	4,017
Inventory and prepaid expenses	(116,279)	(56,375)
Deferred charges and other assets	1,825	1,817
Accounts payable, accrued liabilities and other liabilities	48,986	26,167
Net cash used in operating activities	(41,625)	(18,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	—	2
Capital expenditures	(796)	(1,134)
Restricted bond fund investment	1	99
Net cash used in investing activities	(795)	(1,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	46,819	24,570
Payment of long-term debt	(831)	(1,200)
Payment of unit retains and allocated patronage	(3,620)	(4,542)
Net cash provided by financing activities	42,368	18,828

NET DECREASE IN CASH	(52)	(629)

CASH, BEGINNING OF YEAR	224	651

CASH, END OF QUARTER	$172	$23

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$722	$622

Income taxes, net of refunds	$1	$1

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary company Minn Dak Yeast Company (“Minn Dak Yeast) for the three-month periods ended November 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2006. The results of operations for the three months ended November 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2007.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar or in-process sugar, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.

In September 2006, and effective as of August 31, 2006, the Company declared a revolvement of the remaining 55% of the unit retains and allocated patronage for the 1996 crop totaling $2,490,804, 100% of the unit retains and allocated patronage for the 1997 and 1998 crops totaling $867,847 and $2,243 respectively, and approximately 6% of the 2000 crop unit retains and allocated patronage totaling $259,452, (there were no unit retains or allocated patronage for the 1999 crop). These amounts were accrued as of August 31, 2006 and paid to the stockholders on September 29, 2006.

4.	In October 2006, the company allocated to members $4,220,538 of patronage from the 2005 crop in the form of non-qualified allocated patronage credits.

5.

As of November 30, 2006, the Company had $103.8 million of seasonal credit capacity, with $61.3 million being utilized, leaving a remaining seasonal credit capacity of $42.5 million. As of August 31, 2006, the Company had $45.0 million of seasonal credit capacity, with $14.4 million being utilized, leaving a remaining seasonal credit capacity of $30.6 million. The increase in seasonal debt from August 31, 2006 to November 30, 2006 is due to normal seasonal operations and an above average November crop payment to growers.

6.

In October 2006, the Company made the final payment to shareholders for the 2005-crop sugarbeets. The Company’s shareholders harvested 3,019,475 tons of sugarbeets from the 2006 crop, which created an estimated payment liability of $121,419,671. The Company’s initial payment for the 2006-crop sugarbeets, made in November of 2006, totaled $61,071,636, leaving a balance payable to shareholders of $60,348,035.

7.

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 132, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements, which are effective and adopted for the interim period ending November 30, 2006, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Three Months Ended November 30, 2006

	In 000’s
	Pension Plan		Other Than Pension Plan
	2007	2006	2007	2006
Service Cost	$246	$215	$0	$0
Interest Cost	385	350	0	0
Expected return on plan assets	(341)	(311)	0	0
Amortization of prior service cost	15	22	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	60	54	0	0
Net periodic benefit cost	$365	$330	$0	$0

As of the three months ended November 30, 2006, the Company has made $0.28 million of contributions vs. $0.28 million through the three months ended November 30, 2005. The Company anticipates contributing an additional $0.79 million to fund its pension plan in FY 2007 for a total of $1.07 million. Contributions in FY 2006 totaled $1.12 million.

8. Recently Issued Accounting Pronouncements:

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

This pronouncement is anticipated by the Company to cause other comprehensive income/loss in future years. The Company believes, had this pronouncement been effective for fiscal year ending August 31, 2006, the Company would need to recognize $5.4 million in additional unfunded liabilities, $0.3 million in additional recognition of the period May 31, 2006 through August 31, 2006, offset by a $2.3 million deferred tax benefit for a net other comprehensive loss of $3.4 million. The Company expects to adopt the requirement to recognize the unfunded liabilities for its fiscal year ending August 31, 2007. The Company currently measures its liability as of May 31, 2006, however, the new measurement date for liability would be August 31, 2006, this change will cause a one time addition to liability equal to one fourth of the Company’s annual pension liability accrual. The additional requirement “to measure plan assets and benefit obligations as of the end of the fiscal year-end statement of financial position” is expected to be adopted by the Company’s for its fiscal year ending August 31, 2009.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months ended November 30, 2006 (the first quarter of the Company’s 2006-2007 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

Key assumptions used to determine annual pension expense are as follows:

	2006	2005
Discount Rate	6.50%	6.50%
Expected return on plan assets	8.0%	8.0%
Rate of total Compensation Increase	4.3%	4.5%

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

In September of 2006, the FASB issued FAS No. 158 “Employers Accounting for Defined Benefit Pension Plans and other Post Retirement plans”.

This pronouncement is anticipated by the Company to cause other comprehensive income/loss in future years. The Company believes, had this pronouncement been effective for fiscal year ending August 31, 2006, the Company would need to recognize $5.4 million in additional unfunded liabilities, $0.3 million in additional recognition of the period May 31, 2006 through August 31, 2006, offset by a $2.3 million deferred tax benefit for a net other comprehensive loss of $3.4 million. The Company expects to adopt the requirement to recognize the unfunded liabilities for its fiscal year ending August 31, 2007. The Company currently measures its liability as of May 31, 2006, however, the new measurement date for liability would be August 31, 2006, this change will cause a one time addition to liability equal to one fourth of the Company’s annual pension liability accrual. The additional requirement “to measure plan assets and benefit obligations as of the end of the fiscal year-end statement of financial position” is expected to be adopted by the Company’s for its fiscal year ending August 31, 2009.

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The company calculates income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets.

There have been no material changes to the Company’s critical accounting policies since the filing of its Annual Report on form 10-K for the year ended August 31, 2006.

RESULTS OF OPERATIONS

Comparison of the three months ended November 30, 2006 and November 30, 2005

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $46.9 million, an increase of $26.0 million or 123.7%. For fiscal year 2007 the Company is projecting a payment to growers for sugarbeets totaling $121.4 million, which is $49.8 million or 69.5% more than the prior fiscal year. The increase in payments to members is primarily due to an increase of 1.2 million additional tons of sugarbeets harvested or a 66.8% increase in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.10%, (ii) a total sugarbeet crop to process of 3.0 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the quarter ended November 30, 2006 were comprised of Sugar 88%, Pulp 6%, Yeast 3% and Molasses 3%.

Revenue and inventory changes for the three months ended November 30, 2006 increased $40.9 million from the 2005 period. Revenue from the sale of finished goods increased $5.0 million and the change in the value of inventories increased $35.9 million.

Revenue from the sale of sugar increased $2.8 million, or 7.7% reflecting a 7.2% decrease in volume and a 14.9% increase in the sales price for sugar. Because the 2005-crop sales were materially contracted prior to the fall of 2005 general price increase, 2005-crop sales for the quarter ended 11-30-05 reflected lower than spot price values. 2006-crop sales for the period ened November 30, 2006 were contracted during a higher price marketing period. The volume reduction was due to the timing of customer orders, and is expected to be offset by a higher level of orders in the 2nd quarter.

Revenue from dried pulp sales increased $0.3 million or 12.2%, reflecting a 9.0% increase in sales volume and a 3.2% increase in the average gross selling price. The increase in volume is primarily the result of a larger crop and the earlier start of processing. Volume to the domestic market increased by 21% and was partially offset by a 10% reduction in volume to Europe and a 2% reduction in sales to Asia. The increase in average gross selling price was primarily a result of a greater percentage of delivered sales for the three months ended November 30, 2006 versus the same period last year.

Revenue from molasses sales increased $0.9 million or 65.0%, reflecting a 33.8% increase in sales volume and a 31.2% increase in the average gross selling price. The increase in volume is primarily the result of a larger crop and the earlier start of processing. Sugarbeet molasses prices continued to benefit from tight global supplies of cane and the reduction of sugarbeet molasses production in the European Union.

Revenues from yeast sales increased $1.0 million or 49.0%, reflecting a 35.5% increase in the average selling price and a 13.5% increase in the sales volume. The average selling price for the quarter ending November 30, 2005 was based upon a contract formula between Minn Dak Yeast and its marketing and equity partner, Sensient Technologies Corp., whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn Dak Yeast for product. For the quarter ending November 30, 2006 the Company owned 100% of Minn Dak Yeast and the formula involving Sensient was terminated, and as a result, sales are recorded at the customer selling price (market price). Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2006 amounted to $43.5 million or $35.9 million more than the increase in the value of finished goods inventories for the three months ended November 30, 2005. The primary cause of change in finished goods inventories is volume related. The Company began its campaign September 1, 2006 vs. October 1, 2005; in addition, the daily throughput of the Company has been at a higher level than in previous years.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $18.7 million, $4.2 million or 28.7% more than the prior year. The increase is mainly attributable to the September 1, 2006 plant start-up vs. the October 1, 2005 plant start-up. Marketing costs totaled $8.4 million, $0.1 million or 0.5% more than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). Due to the record size 2006 crop of sugarbeets, in November the Company increased its short-term line of credit with the Bank for the remaining calendar year 2006 through the scheduled renewal in May 2007. An 8-k filed December 11, 2006 inadvertently referred to the increased credit line as $70.0 million vs. the correct number of $75.0 million.

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

As of November 30, 2006 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of November 30, 2006 totals $29.6 million compared to $14.0 million at August 31, 2006, an increase of $15.6 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The targeted working capital for August 31, 2007 is approximately $12.9 million dollars and, in the Company’s opinion, will be attained. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately 7-years of Co-Bank long-term debt remaining and it has two tax exempt bond issues, one with $5.9 million remaining and one with $13.1 million remaining.

The primary factor for the changes in the Company’s financial condition for the three months ended November 30, 2006 was due to the seasonal needs of the 2006/2007 sugarbeet-processing season. The cash used to provide for operations of $41.6 million and investing activities of $0.8 million was funded through financing activities of $46.0 million. The net cash provided through financing activities of $42.4 million was primarily provided through proceeds from the issuance of short-term debt of $46.8 million, offset by payment of long-term debt of $0.8 million and payment of unit retains and allocated patronage of $3.6 million.

Below is a table detailing the Company’s loan and lease payment obligations:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$21.6 MM	$2.5 MM	$10.0 MM	$5.0 MM	$4.1 MM
Bonds Payable	$19.1 MM	$1.7 MM	$6.0 MM	$3.2 MM	$8.2 MM
Operating Leases	$3.6 MM	$1.2 MM	$2.4 MM	0	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$44.3 MM	$5.4 MM	$18.4 MM	$8.2 MM	$12.3 MM

Capital expenditures for the three months ended November 30, 2006 totaled $0.8 million. Capital expenditures for fiscal year 2007, net of restricted bond related investments, are currently estimated at $4.8 million, which is less than the amount spent on average in the prior four years.

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

The Company’s members harvested 3.0 million tons of sugarbeets from the 2006 crop, the largest harvested crop in Company history. Sugar content of the 2006 crop at harvest was 17.10%, or 1% below the most recent five years’ average of 17.26%. Because of the high volume crop, the Company is projecting the sugar production from the 2006-crop to be 34% more than the most recent five years’ average. Very good growing conditions at the start of, and at the end of, the growing season resulted in the harvesting of the high-volume crop by the Company’s grower-shareholders. The Company’s initial sugarbeet payment estimate totals $40.21 per ton or $.13484408 per harvested/bonus pound of sugar, with the final sugarbeet payment to be determined in October of 2007.

Factory operations currently show that the average sugarbeet slice rate of approximately 11,600 tons per day is well above long-term averages. Assuming the same tons of sugarbeets to be sliced as provided for in the Company’s operating plan, this higher than planned slice rate should result in fewer operating days. This may in turn help reduce the amount of sugarbeet degradation that occurs as a result of long-term sugarbeet storage, thereby increasing the amount of sugar to be produced from the sugarbeets to be sliced.

Based upon marketing information developed by United Sugars Corporation, the Company’s sugar marketing subsidiary, estimates of the average net selling price of the Company’s sugar will be less than that of the prior year because of the high volume available for sale (domestic production plus foreign imports) relative to the amount of estimated domestic consumption. The higher supply of sugar available to the domestic marketplace results from much higher levels of imported foreign sugar and a larger-than-average domestic beet sugar crop. The high levels of imported foreign sugar results from the United States Department of Agriculture’s (“USDA”) determination that the domestic marketplace was in need of these high levels of imports in order to have adequate sugar to meet consumption requirements. The domestic sugar industry made numerous attempts to encourage the USDA to announce lower, more reasonable levels of sugar quotas, but to no avail. This forward-looking material is based upon the Company’s results of the processing of the 2006 sugarbeet crop and the expected revenues and expenditures for the remainder of fiscal year 2007. Results from operations could differ materially from the Company’s current estimate as a result of various estimates, such as the cost to the Company of its inter-campaign maintenance and the final net selling prices for its finished goods.

The 2002 Farm Bill contains marketing allocations for sugar that could potentially restrict the company’s ability to market all the sugar it produces. Because of the amount of sugar allocation available to the Company, and because of the expected amount of sugar to be produced from the 2006 sugarbeet crop, the Company believes it must obtain additional marketing allocations in order to market all of its sugar domestically during the fiscal year. The Company is also studying other ways in which to handle any sugar produced that will exceed its marketing allocations for the current year and will ultimately choose the most viable option for the Company. The Company has sold 300,000 cwt of sugar without allocations and repurchased 300,000 cwt of sugar with allocations to/from another sugarbeet company for the allocation period ending 9-30-07.

Also, there are no assurances that the Company will be able to secure enough marketing allocations for crop year 2007 (the last crop year covered by the current Farm Bill) to market all of the production from the that crop. The Company will apply the same level of assessment to that crop in order to determine the correct direction for the Company should there be sugar produced above the marketing allocations available to it.

ESTIMATED FISCAL YEAR 2008 INFORMATION

On September 26, 2006, the Company’s Board of Directors determined that the planting level for the 2007 crop will be 150% of member preferred shares plus a 2% measuring tolerance for a total planting of 152% of member preferred shares. The 2006 crop planted acres were approved by the Board of Directors at the level of 162% of member-preferred shares.

OTHER INFORMATION

Federal Programs, regulations and trade agreements

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

Farm Security and Rural Investment Act of 2002

The Farm Bill was enacted on May 13, 2002. It contains several provisions related to the domestic sugar industry, with the ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government. The Farm Bill applies to the 2002 through 2007 crop years. Generally, the Farm Bill restricts imports of foreign sugar, maintains the previous non-recourse loan program, and establishes a system of marketing allocations for sugarbeet and sugar cane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market.

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

The Farm Bill sets an 18 cent per pound loan rate for raw cane sugar and a 22.90 cent per pound loan rate for refined beet sugar. Both loan rates were effective for the 2005 year crop.

In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and beet sugar processors. The USDA determines the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year. Once the USDA has determined the OAQ for a crop year, it then determines each allotment for beet and cane sugar. An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill. Each domestic processor of sugar, which includes the Company, is provided an allocation whenever allotments are in effect, based upon that formula. The USDA annually establishes individual processor’s allocations.

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

It is possible that the passage of this announced agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

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

Dominican Republic – Central American Free Trade Agreement

The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law on August 2, 2005 and was substantially implemented starting on January 1, 2006. As a result, the Company has seen an increase in the amount of sugar that will be imported into the United States as a result of this agreement. The impact of this trade agreement on the Company cannot be fully assessed at this time. It is possible, however, that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings. The magnitude of the impact cannot be determined at this time.

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

The impact of the various trade agreements on the Company can not be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented. It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

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

Audit Committee, Sarbanes-Oxley regulations

The Company’s Audit Committee and management are working toward meeting all required SEC documentation, certification and best business practices as required by federal legislation (the Sarbanes-Oxley law). As the SEC adopts new rules and proposes future rules, the Company is positioning itself to continue being in compliance. The Sarbanes-Oxley Act continues to have the interpretation of its rules reviewed and changed. The Company’s intent is to be in compliance with the rules and interpretations of these rules as they are promulgated. As of this writing, compliance with all applicable Sarbanes-Oxley rules for the Company has been deferred until August 31, 2008. The Company’s Audit Committee and management have been seeking guidance from the SEC and experts in the appropriate areas as needed.

The Company considers its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to be its disclosure committee, responsible to the Audit Committee for presenting material facts relative to the financial statements and how they are to be disclosed in the SEC filings prior to those filings.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s long-term debt interest costs are stabilized through use of multi-year interest rate locks on various amounts and terms through its primary lender CoBank. This strategy allows the Company to project future interest costs and cash flows with a reasonable degree of accuracy.

The Company will from time to time have a purchase obligation in foreign currency as a result of approved capital expenditure projects, and may reduce the risk of currency exchange fluctuation by forward purchasing the applicable foreign currency required for the expenditure.

The Company does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item. Also, the Company did not experience any material changes in market rate exposures for the period ended November 30, 2006, that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the year ended August 31, 2006.

ITEM 4.   CONTROLS AND PROCEDURES

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation. During the quarter ended November 30, 2006, there were changes in internal controls for interim financial reporting. Those changes were described in the Company’s 10-k for the period ended August 31, 2006 Item 9A Controls and Procedures.

EXTERNAL RISK FACTORS THAT MAY AFFECT THE COMPANY

The company does not believe its external risk factors have changed materially since the filing of its Annual Report on form 10-K for the year ended August 31, 2006.

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

Reports on Form 8-K

September 27, 2006:    On September 26, 2006, Minn-Dak Farmers Cooperative’s Board of Directors determined that the planting level for the 2007 crop will be 150% of member preferred shares plus a 2% measuring tolerance for a total planting of 152% of member preferred shares. The 2006 crop planted acres were approved by the Board of Directors at the level of 162% of member-preferred shares.

October 23, 2006:    Minn-Dak Farmers Cooperative has announced that the board of directors, following the completion of the 2006 fiscal year audit, has approved the final payment for the 2005-crop of $39.56 per ton of sugarbeets harvested (14.341654 cents per delivered/bonus pound of sugar). The Board of Directors has also declared and allocated to shareholders of record, for the 2005-crop, non-qualified allocated patronage totaling $4,220,538 or $2.33 per ton of sugarbeets harvested.

November 2, 2006:    Minn-Dak Farmers Cooperative (the Company) has announced that its Board of Directors has approved an estimated sugarbeet payment for the 2006 crop of $40.21 per ton of harvested sugarbeets (13.57017 cents per pound of extractible sugar). The estimated sugarbeet payment is based upon the best information available on October 30, 2006. The estimated sugarbeet payment may be changed, modified or amended as additional information becomes available during the company’s fiscal year.

December 11, 2006:    On November 28, 2006 the Company increased its short-term line of credit that it has with its primary lender from $45 million to $70 million. The increased line of credit, which will be in place from November 28, 2006 through May 31, 2007, was necessary to cover the Company’s cash flow requirements associated with the size of the 2006 sugarbeet crop. The Company does not anticipate difficulty in servicing the larger line of credit with its lender.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	January 12, 2007	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	January 12, 2007	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer