Form 10-Q
period 2007-02-28
MINN DAK FARMERS COOPERATIVE
filed 2007-04-13
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 10, 2007
$250 Par Value	484

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	Feb 28, 2007 (Unaudited)	Aug 31, 2006 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$108	$224

Receivables:
Trade accounts	15,426	15,141
Growers	2	4,552
Advances to affiliates	714	—
Other	3	110

	16,145	19,803

Inventories:
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	92,603	20,223
Non-member refined sugar	16	35
Sugarbeets	27,530	2,018
Yeast	156	166
Materials and supplies	7,343	7,116

	127,648	29,558

Deferred charges	485	1,506

Prepaid expenses	4,873	575

Other	4,202	436

Deferred income tax asset	607	607

Total current assets	154,068	52,709

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	24,637	24,637
Buildings	37,474	37,474
Factory equipment	134,604	134,313
Other equipment	3,650	3,954
Construction in progress	2,566	933

	202,931	201,311
Less accumulated depreciation	(107,899)	(103,991)

	95,032	97,320

OTHER ASSETS:
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	10,788	11,017
Other	1,776	2,083

	12,564	13,100

TOTAL ASSETS:	$261,664	$163,129

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	Feb 28, 2007 (Unaudited)	Aug 31, 2006 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$68,550	$14,445

Current portion of long-term debt and capital leases	2,567	2,565
Current portion of bonds payable	1,725	1,665

	4,292	4,230
Accounts payable:
Trade	1,613	2,069
Growers	36,426	14,483

	38,039	16,552

Advances from affiliates	—	533

Accrued liabilities	3,394	2,924

Total current liabilities	114,275	38,684

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	18,663	20,363

BONDS PAYABLE	16,290	17,415

LONG TERM DEFERRED TAX LIABILITY	1,722	1,840

OTHER	877	877

COMMITMENTS AND CONTINGENCIES

Total liabilities	151,827	79,179

MEMBERS’ INVESTMENT:
Preferred stock:
Class A – 100,000 shares authorized, $105 par value;
72,200 shares issued and outstanding	7,581	7,581
Class B – 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C – 100,000 shares authorized, $76 par value;
72,200 shares issued and outstanding	5,487	5,487

	18,483	18,483
Common stock, 600 shares authorized, $250 par value;
issued and outstanding, 484 shares at February 28,
2007 and 480 shares at August 31, 2006	121	120
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	—	—
Qualified allocated patronage	—	—
Nonqualified allocated patronage	51,955	26,077
Retained earnings	7,184	7,176

	109,837	83,950

	$261,664	$163,129

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$64,504	$40,660	$111,886	$83,053
Changes in finished goods inventory and in-process sugar at NRV	28,873	29,490	72,380	37,083
Other income	29	53	53	99

	93,406	70,203	184,319	120,235

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	21,650	19,685	40,389	34,245
Sales and distribution costs	10,339	6,999	18,713	15,330
General and administrative	1,853	1,636	3,124	3,127
Interest	1,550	979	2,319	1,661
Loss (Gain) on disposition of property and equipment	(2)	27	(2)	26

	35,390	29,326	64,543	54,389

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	$58,016	$40,877	$119,776	65,847

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	(33)	—	(84)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$58,016	$40,844	$119,776	$65,763

DISTRIBUTION OF NET PROCEEDS:
Credited to member’s investment:
Components of net income:
Income from non-member business	$4	$136	$8	$339
Patronage income	11,061	10,286	25,878	14,021

Net income credited to member’s investment	11,065	10,422	25,886	14,360

Allocated costs of sugarbeets paid or payable to growers for production to date	46,951	30,422	93,890	51,403

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$58,016	$40,844	$119,776	$65,763

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended February 28,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$25,886	$14,360
Add (deduct) noncash items:
Depreciation and amortization	4,112	3,932
Equipment disposals – (gain)/loss	(2)	26
Net income allocated from unconsolidated marketing subsidiaries	(8)	(5)
Minority interest in equity of subsidiaries	—	84
Changes in operating assets and liabilities:
Accounts receivable and advances	3,125	3,346
Inventory and prepaid expenses	(106,154)	(58,987)
Deferred charges and other assets	1,344	1,392
Accounts payable, accrued liabilities and other liabilities	25,576	13,890

Net cash used in operating activities	(46,121)	(21,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	2	2
Capital expenditures	(1,644)	(2,070)
Net proceeds from patronage refunds and equity revolvements	—	209
Issuance of notes receivable	(55)	—
Restricted bond fund investment	—	67

Net cash used in investing activities	(1,697)	(1,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	54,105	31,700
Payment of long-term debt and capital leases	(2,762)	(3,410)
Payment of financing fees	(261)	(289)
Payment of unit retains and allocated patronage	(3,380)	(4,542)
Dividends paid to minority shareholder	—	(250)

Net cash provided by financing activities	47,702	23,209

NET DECREASE IN CASH	(116)	(545)

CASH, BEGINNING OF YEAR	224	651

CASH, END OF QUARTER	$108	$106

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$2,117	$1,516

Income taxes, net of refunds	$112	$93

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary company Minn Dak Yeast Company (“Minn Dak Yeast”) for the six-month periods ended February 28, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2006. The results of operations for the six months ended February 28, 2007 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2007.

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

3.

Prepaid expenses at February 28, 2007 total $4.9 million compared to $0.6 million at August 31, 2006. This increase of $4.3 million is attributable to prepayments for sugarbeet seed that will be received and resold to growers in April and May of 2007. Other Current Assets at February 28, 2007 total $4.2 million, an increase of $3.8 million over August 31, 2006. The increase consists entirely of the value of purchased sugar allocations acquired from other sugarbeet processors that will be used to cover sugar production during the allocation year ending September 30, 2007.

4.

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

5.	In October 2006, the company allocated to members $4,220,538 of patronage from the 2005 crop in the form of non-qualified allocated patronage credits.

6.

As of February 28, 2007, the Company had $113.4 million of seasonal credit capacity, with $68.6 million being utilized, leaving a remaining seasonal credit capacity of $44.8 million. As of August 31, 2006, the Company had $45.0 million of seasonal credit capacity, with $14.4 million being utilized, leaving a remaining seasonal credit capacity of $30.6 million. The increase in seasonal debt from August 31, 2006 to February 28, 2007 is due to normal seasonal operations and the funding necessary to cover crop payments to growers from an above average sized crop.

7.

In October 2006, the Company made the final payment to shareholders for the 2005-crop sugarbeets. The Company’s shareholders harvested 3,019,475 tons of sugarbeets from the 2006 crop, which created an estimated payment liability of $121.4 million. The Company’s initial payment for the 2006-crop sugarbeets, made in November of 2006, totaled $61.1 million. Subsequent payments of $23.9 million have been made to shareholders, leaving an estimated balance payable to shareholders of $36.4 million.

8.

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 158, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. Such amendment requires additional disclosures to interim and annual financial statements, which are effective and adopted for the interim period ending February 28, 2007, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Six Months Ended February 28, 2007 (In 000’s)
	Pension Plan		Other Than Pension Plan
	2007	2006	2007	2006
Service Cost	$491	$429	$0	$0
Interest Cost	769	701	0	0
Expected return on plan assets	(681)	(622)	0	0
Amortization of prior service cost	29	44	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	121	109	0	0
Net periodic benefit cost	$729	$660	$0	$0

As of the six months ended February 28, 2007, the Company has made $0.6 million of contributions vs. $0.6 million through the six months ended February 28, 2006. The Company anticipates contributing an additional $0.5 million to fund its pension plan in FY 2007 for a total of $1.1 million. Contributions in FY 2006 totaled $1.1 million.

9.	Recently Issued Accounting Pronouncements:

FAS 157 Fair Value Measurements – This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However the application of this statement may change the accounting practice regarding future mergers and acquisitions at the Company.

FAS 158 Employers Accounting for Defined Benefit Pension Plans and other Post Retirement Plans – This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation in the financial statement.

This pronouncement is anticipated by the Company to cause other comprehensive income/loss in future years. The Company believes, had this pronouncement been effective for fiscal year ending August 31, 2006, the Company would need to recognize $5.4 million in additional unfunded liabilities, $0.3 million in additional recognition of the period May 31, 2006 through August 31, 2006, offset by a $2.3 million deferred tax benefit for a net other comprehensive loss of $3.4 million. The Company is required to recognize, and will adopt the provisions of, FAS 158 for its fiscal year ending August 31, 2007. The Company currently measures its plan’s liabilities as of May 31, 2006. However, the new measurement date for liability would be August 31, 2006, which will result in a one-time addition to liability equal to approximately one fourth of the Company’s annual pension liability accrual. The Company is expecting to adopt the new measurement date for its fiscal year ending August 31, 2009.

FAS 109 (FIN 48) Accounting for Uncertainty in Income Taxes – In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax provisions. Under FIN 48, the tax effects of a position should be recognized only if it is “more likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Retroactive application is prohibited under FIN 48. The Company is required to adopt FIN 48 at the beginning of fiscal 2008. While the Company is currently evaluating the provisions of FIN 48, the adoption is not expected to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months and six months ended February 28, 2007 (the second quarter of the Company’s 2006-2007 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

Defined Benefit Pension Plan

The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” to account for it defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for our defined benefit pension plan. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, we are required to consider current market conditions, including changes in interest assumptions.

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

In September of 2006, the FASB issued FAS No. 158 “Employers Accounting for Defined Benefit Pension Plans and other Post Retirement plans”.

This pronouncement is anticipated by the Company to cause other comprehensive income/loss in future years. The Company believes, had this pronouncement been effective for fiscal year ending August 31, 2006, the Company would need to recognize $5.4 million in additional unfunded liabilities, $0.3 million in additional recognition of the period May 31, 2006 through August 31, 2006, offset by a $2.3 million deferred tax benefit for a net other comprehensive loss of $3.4 million. The Company is required to recognize and will adopt the provisions of FAS 158 for its fiscal year ending August 31, 2007. The Company currently measures its plan’s liabilities as of May 31, 2006. However, the new measurement date for liability would be August 31, 2006, which will result in a one-time addition to liability equal to approximately one fourth of the Company’s annual pension liability accrual. The Company is expecting to adopt the new measurement date for its fiscal year ending August 31, 2009.

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The company calculates income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax provisions. The Company is required to adopt FIN 48 at the beginning of fiscal 2008. While the Company is currently evaluating the provisions of FIN 48, the adoption is not expected to have a material impact on its consolidated financial statements.

There have been no material changes to the Company’s critical accounting policies since the filing of its Annual Report on form 10-K for the year ended August 31, 2006.

RESULTS OF OPERATIONS

Comparison of the three months ended February 28, 2007 and February 28, 2006

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $47.0 million, an increase of $16.5 million or 54.3%. For fiscal year 2007 the Company is projecting a payment to growers for sugarbeets totaling $121.4 million, which is $49.8 million or 69.5% more than the prior fiscal year. The increase in payments to members is primarily due to an increase of 1.2 million additional tons of sugarbeets harvested or a 66.8% increase in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.10%, (ii) a total sugarbeet crop to process of 3.0 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the quarter ended February 28, 2007 were comprised of Sugar 86%, Pulp 7%, Molasses 4% and Yeast 3%.

Revenue and inventory changes for the three months ended February 28, 2007 increased $23.2 million from the 2006 period. Revenue from the sale of finished goods increased $23.8 million and the change in the value of inventories decreased $0.6 million.

Revenue from the sale of sugar increased $19.0 million, or 57.7% reflecting a 45.2% increase in volume and a 12.5% increase in the sales price for sugar. The volume increase was due to the production of more sugar from the larger sugarbeet crop. In both periods, prices were higher than historical norms due to hurricane related supply shortages in late 2005. The three-month period ended February 28, 2007 contained a higher percentage of these higher priced, hurricane related sales than did the February 2006 period.

Revenue from dried pulp sales increased $2.0 million or 60.5%, reflecting a 65.5% increase in sales volume and a 5.0% decrease in the average gross selling price. The increase in volume is primarily the result of a larger crop. Volume to the domestic market increased by 50% and export volumes were also higher during the quarter. The decrease in average gross selling price was due to a higher percentage of the volume being sold in lower return markets for the three months ended February 28, 2007 versus the same period last year.

Revenue from molasses sales increased $1.7 million or 89.9%, reflecting a 62.5% increase in sales volume and a 27.4% increase in the average gross selling price. The increase in volume is primarily the result of a larger crop. Sugarbeet molasses prices continued to benefit from tight global supplies of cane and the reduction of sugarbeet molasses production in the European Union.

Revenues from yeast sales increased $0.9 million or 42.4%, reflecting a 27.1% increase in the average selling price and a 15.3% increase in the sales volume. The average selling price for the quarter ending February 28, 2006 was based upon a contract formula between Minn Dak Yeast and its marketing and equity partner, Sensient Technologies Corp., whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn Dak Yeast for product. For the quarter ending February 28, 2007 the Company owned 100% of Minn Dak Yeast and the formula involving Sensient was terminated, and as a result, sales are recorded at the customer selling price (market price). Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 28, 2007 amounted to $28.9 million or $0.6 million less than the increase in the value of finished goods inventories for the three months ended February 28, 2006.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $21.6 million, $2.0 million or 10.0% more than the prior year. The increase is mainly attributable to higher volumes of production. Marketing costs totaled $10.3 million, $3.3 million or 47.7% more than the prior year. The increase in marketing costs is primarily volume related.

Comparison of the six months ended February 28, 2007 and February 28, 2006

In the section Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $93.9 million, an increase of $42.5 million or 82.7%. For fiscal year 2007 the Company is projecting a payment to growers for sugarbeets totaling $121.4 million, which is $49.8 million or 69.5% more than the prior fiscal year. The increase in payments to members is primarily due to an increase of 1.2 million additional tons of sugarbeets harvested or a 66.8% increase in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.10%, (ii) a total sugarbeet crop to process of 3.0 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the six months ended February 28, 2007 were comprised of Sugar 88%, Pulp 6%, Molasses 3% and Yeast 3%.

Revenue and inventory changes for the six months ended February 28, 2007 increased $64.1 million from the 2006 period. Revenue from the sale of finished goods increased $28.8 million and the change in the value of inventories increased $35.3 million.

Revenue from the sale of sugar increased $21.8 million, or 31.5% reflecting a 16.1% increase in volume and a 15.4% increase in the sales price for sugar. The volume increase was primarily due to the production of more sugar from the larger sugarbeet crop. In both periods, prices were higher than historical norms due to hurricane related supply shortages in late 2005. The six-month period ended February 28, 2007 contained a higher percentage of these higher priced, hurricane related sales than did the February 2006 period.

Revenue from dried pulp sales increased $2.4 million or 38.4%, reflecting a 39.0% increase in sales volume and a 0.6% decrease in the average gross selling price. The increase in volume is primarily the result of a larger crop and the earlier start of processing. Volume to the domestic market increased by 47%, while export volumes increased by 80%. The modest decrease in gross selling price was due to slightly lower prices in Asia and Europe over the same period last year.

Revenue from molasses sales increased $2.6 million or 79.6%, reflecting a 50.1% increase in sales volume and a 29.5% increase in the average gross selling price. The increase in volume is primarily the result of a larger crop and the earlier start of processing. Sugarbeet molasses prices continued to benefit from tight global supplies of cane and the reduction of sugarbeet molasses production in the European Union.

Revenues from yeast sales increased $1.9 million or 45.5%, reflecting a 31.1% increase in the average selling price and a 14.4% increase in the sales volume. The average selling price for the six months ended February 28, 2006 was based upon a contract formula between Minn Dak Yeast and its marketing and equity partner, Sensient Technologies Corp., whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn Dak Yeast for product. For the six months ending February 28, 2007 the Company owned 100% of Minn Dak Yeast and the formula involving Sensient was terminated, and as a result, sales are recorded at the customer selling price (market price). Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 28, 2007 amounted to $72.4 million or $35.3 million more than the increase in the value of finished goods inventories for the six months ended February 28, 2006. The primary cause of change in finished goods inventories is volume related. The Company began its campaign September 1, 2006 vs. October 1, 2005; in addition, the daily throughput of the Company has been at a higher level than in previous years.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $40.4 million, $6.1 million or 17.9% more than the prior year. The increase is mainly attributable to the September 1, 2006 plant start-up vs. the October 1, 2005 plant start-up. Marketing costs totaled $18.7 million, $3.4 million or 22.1% more than the prior year. The higher marketing costs are the result of higher sugar volumes and the change in marketing costs for Minn-Dak Yeast resulting from the termination of the Sensient marketing agreement.

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

As of February 28, 2007 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 28, 2007 totals $39.8 million compared to $14.0 million at August 31, 2006, an increase of $25.8 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The targeted working capital for August 31, 2007 is approximately $12.9 million dollars and, in the Company’s opinion, will be attained. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately six years of Bank long-term debt remaining and it has two tax-exempt bond issues, one with approximately four years remaining and one with approximately twelve years remaining.

The primary factor for the change in the Company’s financial condition for the six months ended February 28, 2007 was due to the seasonal needs of the 2006/2007 sugarbeet-processing season. The majority of the seasonal borrowing needs is the result of the scheduled $85.0 million in payments to growers for the 2006-crop. The cash used to provide for operations of $46.2 million and investing activities of $1.7 million was funded through financing activities of $47.9 million. The net cash provided through financing activities of $47.7 million was primarily provided through proceeds from the issuance of short-term debt of $54.1 million, offset by payment of long-term debt of $2.7 million, financing fees of $0.3 million and payment of unit retains and allocated patronage of $3.4 million.

Below is a table detailing the Company’s loan and lease payment obligations:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$20.8 MM	$2.5 MM	$10.0 MM	$6.6 MM	$1.7 MM
Bonds Payable	$18.0 MM	$1.7 MM	$6.2 MM	$1.9 MM	$8.2 MM
Operating Leases	$3.6 MM	$1.2 MM	$2.4 MM	0	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Contractual Cash Obligations	$42.4 MM	$5.4 MM	$18.6 MM	$8.5 MM	$9.9 MM

Capital expenditures for the six months ended February 28, 2007 totaled $1.6 million. Capital expenditures for fiscal year 2007 are currently estimated at $5.5 million.

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

Factory operations currently show an average daily sugarbeet slice rate well above long-term averages. All of the Company’s remaining unprocessed sugarbeets have been frozen through the use of forced air ventilation. As of the date of this report, the Company anticipates that it will be able to process all remaining sugarbeets. Sugar production for the year is expected to exceed the Company’s original operating plan. The Company estimates it will be slicing sugarbeets until May 15, 2007, which will make this the longest campaign on record.

Based on marketing information provided by United Sugars Corporation, the Company’s sugar marketing subsidiary, estimates of the average net selling price of the Company’s sugar will be less than that of the prior year because of the high volume available for sale (domestic production plus foreign imports) relative to the amount of estimated domestic consumption. The higher supply of sugar available to the domestic marketplace results from much higher levels of imported foreign sugar and a larger-than-average domestic beet sugar crop. The high levels of imported foreign sugar results from the United States Department of Agriculture’s (“USDA”) determination that the domestic marketplace was in need of these high levels of imports in order to have adequate sugar to meet consumption requirements. The domestic sugar industry made numerous attempts to encourage the USDA to announce lower, more reasonable levels of sugar quotas, but to no avail. This forward-looking material is based upon the Company’s results of the processing of the 2006 sugarbeet crop and the expected revenues and expenditures for the remainder of fiscal year 2007. Results from operations could differ materially from the Company’s current estimate as a result of various estimates, such as the cost to the Company of its inter-campaign maintenance and the final net selling prices for its finished goods.

The 2002 Farm Bill provides for marketing allocations for sugar that could potentially restrict the company’s ability to market all the sugar it produces. Because of the amount of sugar allocation available to the Company, and because of the expected amount of sugar to be produced from the 2006 sugarbeet crop, the Company believes it has obtained the majority of additional marketing allocations necessary to market all of its sugar domestically during the fiscal year. The Company is also studying other ways in which to handle any sugar produced that will exceed its marketing allocations for the current year and will ultimately choose the most viable option for the Company. The Company has sold sugar without allocations and repurchased sugar with allocations to/from another sugarbeet company for the allocation period ending September 30, 2007 in sufficient quantities to resolve the majority of the Company’s needs. The Company’s additional allocation needs will be highly dependent upon the final outcome of the 2006-crop production; the ability to acquire additional allocation capacity, independently from the USDA, is halted after April 30, 2007 for the 2006-crop. The USDA may provide additional allocations, reduce allocations or shift allocations from one sugarbeet processor to another sugarbeet processor prior to September 30, 2007.

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

OTHER INFORMATION

Federal programs, regulations and trade agreements

Provisions of the current Farm Bill and existing trade agreements between the United States (“U.S.”) and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently imports provide, on average, about 22% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace will result in serious adverse sugar pricing consequences. The United States government is pursuing an aggressive agenda on international trade. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar. The Company believes these agreements, if they are realized, could negatively impact the Company’s profitability. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

The current Farm Bill provides price support provisions for sugar. However, if that price support program, including the Tariff Rate Quota system for imported sugar, were eliminated in its entirety, or if the effectiveness that the United States’ price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects may result in a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices and a corresponding reduction in the beet payment to the shareholders and the Company earnings. This, in turn, could impact the Company’s continued viability and the desirability of growing sugarbeets for delivery to the Company.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico. Under an agreement reached between the two countries on July 27, 2006, Mexico is eligible to ship, tariff-free, 250,000 metric tons of raw sugar to the United States in fiscal year 2007 and up to an additional 250,000 metric tons in the first quarter of fiscal year 2008. Reciprocal quantities of high fructose corn syrup may be shipped from the United States to Mexico during the respective time periods. Under the NAFTA, tariffs on over-quota imports of sugar from Mexico are set to expire by January 1, 2008. For 2007, the over-quota tariff for raw cane sugar stands at 1.51 cents per pound. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market. The Company does not know the extent to which Mexico will fulfill its tariff-free or over-quota export opportunities in 2007, or how much sugar it may export to the U.S. starting in 2008 and beyond.

Regional and Bilateral Free Trade Agreements

The United States government has negotiated or is currently negotiating free trade agreements with a number of countries and regions that are major producers of sugar. The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Colombia Free Trade Agreement; the Peru Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; and the South African Customs Union Free Trade Agreement. Portions of these agreements have been completed. The Peru Free Trade Agreement and the Colombia Free Trade Agreement have been completed and signed. The Company expects that these two trade agreements may be brought before Congress for a vote in 2007.

The Doha Round negotiations of the World Trade Organization have stalled and it is unclear at this time when they will be revived. If the negotiations begin again, the outcome of any negotiated arrangement could have adverse consequences for the Company.

The U.S. sugar industry and the Company recognize the potential negative impact that would result if these trade agreements are entered into by the United States and are taking steps to attempt to manage the situation. The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

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

The Company does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item. Also, the Company did not experience any material changes in market rate exposures for the period ended February 28, 2007, that affect the quantitative and qualitative disclosures presented in its Quarterly Report on 10-Q for the period ending November 30, 2006.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation. During the quarter the Company enhanced its internal controls over financial reporting through a formalization of the reconciliation of key accounts in the financial statements.

EXTERNAL RISK FACTORS THAT MAY AFFECT THE COMPANY

The company does not believe its external risk factors have changed materially since the filing of its Quarterly Report on Form 10-Q for the period ended November 30, 2006.

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	April 13, 2007	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	April 13, 2007	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer