Form 10-Q
period 2007-05-31
MINN DAK FARMERS COOPERATIVE
filed 2007-07-13
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 2, 2007
$250 Par Value	484

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

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	May 31, 2007 (Unaudited)	Aug 31, 2006 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$326	$224

Receivables:
Trade accounts	14,470	15,141
Growers	5,015	4,552
Advances to affiliates	2,411	—
Other	3	110
	21,899	19,803

Inventories:
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	90,966	20,223
Non-member refined sugar	28	35
Sugarbeets	0	2,018
Yeast	144	166
Materials and supplies	7,570	7,116
	98,709	29,558
Deferred charges	792	1,506
Prepaid expenses	494	575
Other	1,038	436
Deferred income tax asset	607	607

Total current assets	123,865	52,709

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	24,889	24,637
Buildings	37,474	37,474
Factory equipment	136,291	134,313
Other equipment	3,788	3,954
Construction in progress	1,279	933
	203,722	201,311
Less accumulated depreciation	(109,812)	(103,991)
	93,910	97,320

OTHER ASSETS:
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,506	11,017
Other	1,700	2,083
	13,206	13,100

TOTAL ASSETS:	$230,980	$163,129

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands)

	May 31, 2007 (Unaudited)	Aug 31, 2006 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term notes payable	$42,170	$14,445

Current portion of long-term debt and capital leases	2,614	2,565
Current portion of bonds payable	1,915	1,665
	4,529	4,230
Accounts payable:
Trade	2,620	2,069
Growers	32,692	14,483
	35,312	16,552

Advances from affiliates	—	533

Accrued liabilities	2,524	2,924

Total current liabilities	84,535	38,684

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	17,768	20,363

BONDS PAYABLE	15,500	17,415

LONG TERM DEFERRED TAX LIABILITY	1,663	1,840

OTHER	877	877

COMMITMENTS AND CONTINGENCIES

Total liabilities	120,343	79,179

MEMBERS’ INVESTMENT:
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 487 shares at May 31, 2007 and 480 shares at August 31, 2006	122	120
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	52,751	26,077
Retained earnings	7,187	7,176
	110,637	83,950

	$230,980	$163,129

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$74,666	$38,749	$186,552	$127,157
Changes in finished goods inventory and in-process sugar at NRV	(2,093)	5,355	70,287	37,083
Other income	1,157	971	1,209	1,070
	73,730	45,075	258,049	165,310

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	16,721	18,336	57,110	52,579
Sales and distribution costs	17,877	5,476	36,591	20,807

General and administrative	1,348	1,579	4,471	4,706
Interest	1,493	1,165	3,812	2,827
Loss on disposition of property and equipment	11	15	9	40
	37,450	26,571	101,993	80,959

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE MINORITY INTEREST	$36,280	$18,504	$156,056	84,351

MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	(13)	—	(97)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$36,280	$18,491	$156,056	$84,254

DISTRIBUTION OF NET PROCEEDS:
Credited to member’s investment:
Components of net income:
Income from non-member business	$3	$832	$11	$1,171
Patronage income	795	2,319	26,674	16,341
Net income credited to member’s investment	798	3,151	26,685	17,512

Allocated costs of sugarbeets paid or payable to growers for production to date	35,482	15,340	129,371	66,743

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$36,280	$18,491	$156,056	$84,254

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income allocated to members’ investment	$26,685	$17,512
Add (deduct) noncash items:
Depreciation and amortization	6,171	5,899
Equipment disposals - loss	9	40
Net income allocated from unconsolidated marketing subsidiaries	(11)	(7)
Noncash portion of patronage capital credits	(714)	(90)
Minority interest in equity of subsidiaries	—	97
Changes in operating assets and liabilities:
Accounts receivable and advances	(2,629)	(3,416)
Inventory and prepaid expenses	(69,672)	(38,335)
Deferred charges and other assets	973	1,089
Accounts payable, accrued liabilities and other liabilities	21,983	8,092
Net cash used in operating activities	(17,205)	(9,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	6	3
Capital expenditures	(2,517)	(3,569)
Acquisition of Minn Dak Yeast minority interest		(2,765)
Net proceeds from patronage refunds and equity revolvements	—	209
Issuance of notes receivable	(55)	(12)
Restricted bond fund investment	—	1,492
Net cash used in investing activities	(2,566)	(4,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short-term debt	27,725	19,755
Net proceeds from issuance of long-term debt	—	3,000
Payment of long-term debt and capital leases	(4,211)	(4,275)
Payment of financing fees	(261)	(289)
Payment of unit retains and allocated patronage	(3,380)	(4,542)
Dividends paid to minority shareholder	—	(250)
Net cash provided by financing activities	19,873	13,399

NET DECREASE IN CASH	102	(360)

CASH, BEGINNING OF YEAR	224	651

CASH, END OF QUARTER	$326	$291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$4,376	$2,552

Income taxes, net of refunds	$149	$292

Acquisition of Minority interest of subsidiary:
New working capital		$1,012
Machinery and equipment		1,008
Land and buildings		277
Other assets		77
Customer relations		514
Non-compete agreement		62
Goodwill		110
Long term liabilities		(295)
		$2,765

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary company Minn Dak Yeast Company (“Minn Dak Yeast”) for the nine-month periods ended May 31, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report to Stockholders previously submitted in the Company’s Annual 10-K for the fiscal year ended August 31, 2006. The results of operations for the nine months ended May 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2007.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers, but not yet converted into refined sugar or in-process sugar, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

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

5.

As of May 31, 2007, the Company had $102.2 million of seasonal credit capacity, with $42.2 million being utilized, leaving a remaining seasonal credit capacity of $60.0 million. As of August 31, 2006, the Company had $45.0 million of seasonal credit capacity, with $14.4 million being utilized, leaving a remaining seasonal credit capacity of $30.6 million. The increase in seasonal debt from August 31, 2006 to May 31, 2007 is due to normal seasonal operations and the funding necessary to cover crop payments to growers from an above average sized crop.

6.

In October 2006, the Company made the final payment to shareholders for the 2005-crop sugarbeets. The Company’s shareholders harvested 3,019,475 tons of sugarbeets from the 2006 crop, which created an estimated payment liability of $129.8 million. The Company’s initial payment for the 2006-crop sugarbeets, made in November of 2006, totaled $61.1 million. Subsequent payments of $36.0 million have been made to shareholders, leaving an estimated balance payable to shareholders of $32.7 million.

7.

The Financial Accounting Standards Board has issued an amendment to Financial Accounting Standards No. 158, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This amendment requires additional disclosures to interim and annual financial statements, which are effective and adopted for the interim period financial statements ending May 31, 2007, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Nine Months Ended May 31, 2007

(In 000’s)

	Pension Plan		Other Than Pension Plan
	2007	2006	2007	2006
Service Cost	$737	$644	$0	$0
Interest Cost	1,154	1,051	0	0
Expected return on plan assets	(1,022)	(933)	0	0
Amortization of prior service cost	44	65	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	181	163	0	0
Net periodic benefit cost	$1,094	$990	$0	$0

As of the nine months ended May 31, 2007, the Company has made $1.08 million of contributions vs. $1.12 million through the nine months ended May 31, 2006. The Company anticipates contributing no additional funds to its pension plan in FY 2007. Contributions in FY 2006 totaled $1.12 million.

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

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (“the Company”) for the three months and nine months ended May 31, 2007 (the third quarter of the Company’s 2006-2007 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

RESULTS OF OPERATIONS

Comparison of the three months ended May 31, 2007 and May 31, 2006

In the Consolidated Statements of Operations, Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $35.5 million, an increase of $20.1 million or 131.3%. For fiscal year 2007 the Company is projecting a payment to growers for sugarbeets totaling $129.8 million, which is $58.2 million or 81.3% more than the prior fiscal year. The increase in payments to members is primarily due to an increase of 1.2 million additional tons of sugarbeets harvested or a 66.8% increase in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.10%, (ii) a total sugarbeet crop to process of 3.0 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the quarter ended May 31, 2007 were comprised of Sugar 80%, Pulp 8%, Molasses 7% and Yeast 5%.

Revenue and inventory changes for the three months ended May 31, 2007 increased $28.5 million from the 2006 period. Revenue from the sale of finished goods increased $35.9 million and the change in the value of inventories decreased $7.4 million.

Revenue from the sale of sugar increased $31.5 million, or 99.6% reflecting a 96.2% increase in volume and a 3.4% increase in the sales price for sugar. The volume increase was due to the production of more sugar from the larger sugarbeet crop as well as non-pool sales associated with allocation needs. In both periods, prices were higher than historical norms due to the residual market price effects from hurricane related supply shortages in late 2005. The three-month period ended May 31, 2007 contained a higher percentage of these higher priced, hurricane related sales than did the May 2006 period.

Revenue from dried pulp sales increased $1.7 million or 48.9%, reflecting a 50.1% increase in sales volume and a 1.2% decrease in the average gross selling price. The increase in volume is primarily the result of a larger crop and the earlier start of processing. The modest decrease in gross selling price was due to slightly lower prices in Asia and Europe over the same period last year.

Revenue from molasses sales increased $1.3 million or 120.5%, reflecting a 97.8% increase in sales volume and a 22.7% increase in the average gross selling price. The increase in volume is primarily the result of a larger crop. Sugarbeet molasses prices continued to benefit from tight global supplies of cane and the reduction of sugarbeet molasses production in the European Union.

Revenues from yeast sales increased $0.8 million or 34.5%, reflecting a 17.8% increase in the average selling price and a 16.7% increase in the sales volume. The average selling price for the quarter ending May 31, 2006 was mostly based upon a contract formula between Minn Dak Yeast and its marketing and equity partner, Sensient Technologies Corp., whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn Dak Yeast for product. For the quarter ending May 31, 2007 the Company owned 100% of Minn Dak Yeast and the formula involving Sensient was terminated, and as a result, sales are recorded at the customer-selling price (market price). Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The decrease in the value of finished goods inventories for the three months ended May 31, 2007 amounted to $2.1 million or $7.5 million less than the increase in the value of finished goods inventories for the three months ended May 31, 2006.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $16.7 million, $1.6 million or 8.8% less than the prior year. The decrease is mainly attributable to a reduction in non-member purchased beets, offset by a longer period of operations in 2007. Marketing costs totaled $17.9 million, $12.4 million or 226.5% more than the prior year. The increase in marketing costs is primarily due to: (1) sales volume; (2) the cost of additional allocations; and (3) the change in marketing costs for Minn-Dak Yeast resulting from the termination of the Sensient marketing agreement.

Comparison of the nine months ended May 31, 2007 and May 31, 2006

In the Consolidated Statements of Operations, Distribution of Net Proceeds, payments to members for sugarbeets, net of unit retention capital, totaled $129.4 million, an increase of $62.6 million or 93.87%. For fiscal year 2007 the Company is projecting a payment to growers for sugarbeets totaling $129.8 million, which is $58.2 million or 81.3% more than the prior fiscal year. The increase in payments to members is primarily due to an increase of 1.2 million additional tons of sugarbeets harvested or a 66.8% increase in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.10%, (ii) a total sugarbeet crop to process of 3.0 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the nine months ended May 31, 2007 were comprised of Sugar 85%, Pulp 7%, Molasses 4% and Yeast 4%.

Revenue and inventory changes for the nine months ended May 31, 2007 increased $92.6 million from the 2006 period. Revenue from the sale of finished goods increased $59.4 million and the change in the value of inventories increased $33.2 million.

Revenue from the sale of sugar increased $48.0 million, or 45.2% reflecting a 41.7% increase in volume and a 3.5% increase in the sales price for sugar. The volume increase was primarily due to the production of more sugar from the larger sugarbeet crop. In both periods, prices were higher than historical norms due to the residual market price effects from hurricane related supply shortages in late 2005. The nine-month period ended May 31, 2007 contained a higher percentage of these higher priced, hurricane related sales than did the May 2006 period.

Revenue from dried pulp sales increased $4.0 million or 42.1%, reflecting a 42.7% increase in sales volume and a 0.6% decrease in the average gross selling price. The increase in volume is primarily the result of a larger crop and the earlier start of processing. The modest decrease in gross selling price was due to slightly lower prices in Asia and Europe over the same period last year.

Revenue from molasses sales increased $3.9 million or 89.8%, reflecting a 61.0% increase in sales volume and a 28.8% increase in the average gross selling price. The increase in volume is primarily the result of a larger crop and the earlier start of processing. Sugarbeet molasses prices continue to benefit from tight global supplies of cane and the reduction of sugarbeet molasses production in the European Union.

Revenues from yeast sales increased $2.8 million or 41.5%, reflecting a 26.31% increase in the average selling price and a 15.2% increase in the sales volume. The average selling price for the nine months ended May 31, 2006 was mostly based upon a contract formula between Minn Dak Yeast and its marketing and equity partner, Sensient Technologies Corp., whereby average selling prices to customers along with average costs of production are taken into account in establishing the price Sensient pays Minn Dak Yeast for product. For the nine months ending May 31, 2007 the Company owned 100% of Minn Dak Yeast and the formula involving Sensient was terminated, and as a result, sales are recorded at the customer-selling price (market price). Also, marketplace prices are somewhat higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the increase in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2007 amounted to $70.3 million or $33.2 million more than the increase in the value of finished goods inventories for the nine months ended May 31, 2007. The primary cause of change in finished goods inventories is volume related. The Company began its processing season September 1, 2006 vs. October 1, 2005; in addition, the daily throughput of the Company has been at a higher level than in previous years.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $57.1 million, $4.5 million or 8.6% more than the prior year. The increase is mainly attributable to the September 1, 2006 plant start-up vs. the October 1, 2005 plant start-up, a reduction in non-member purchased beets, and a longer period of operations. Marketing costs totaled $36.6 million, $15.8 million or 75.9% more than the prior year. The higher marketing costs are the result of higher sugar volumes, the cost of additional allocations and the change in marketing costs for Minn-Dak Yeast resulting from the termination of the Sensient marketing agreement.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The financing has been provided by Co-Bank (the “Bank”). Due to the record size 2006 crop of sugarbeets, and in order to meet the peak seasonal borrowing needs in January, February, and March, the Company increased its supplemental facility in November 2006 from $15 million to $30 million. An 8-K filed May 30, 2007 summarized the changes to the loan agreement with the Bank that renewed on May 31, 2007. The changes included an increase in the revolving credit facility from $45.0 million to $50.0 million for an 11% increase and the bid loan supplement facility decrease from $30.0 million to $15.0 million for a 50% decrease. The changes in the credit facilities reflected the Company’s anticipated needs for the remainder of the 2007 fiscal year through the next renewal scheduled for May 31, 2008.

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

As of May 31, 2007 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2007 totals $39.3 million compared to $14.0 million at August 31, 2006, an increase of $25.3 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The targeted working capital for August 31, 2007 is approximately $12.9 million dollars and, in the Company’s opinion, will approximate that number at fiscal year end. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately six years of Bank long-term debt remaining and it has two tax-exempt bond issues, one with approximately four years remaining and one with approximately twelve years remaining.

The primary factor for the change in the Company’s financial condition for the nine months ended May 31, 2007 was due to the seasonal needs of the 2006/2007 sugarbeet-processing season. The majority of the seasonal borrowing needs is the result of the scheduled $97.1 million in payments made through May 31, 2007 to growers for the 2006-crop. The cash used to provide for operations of $17.2 million and investing activities of $2.6 million was funded through financing activities of $19.8 million. The net cash provided through financing activities of $19.8 million was primarily provided through proceeds from the issuance of short-term debt of $27.7 million, offset by payment of long-term debt of $4.2 million, financing fees of $0.3 million and payment of unit retains and allocated patronage of $3.4 million.

Below is a table detailing the Company’s loan and lease payment obligations:

Contractual Obligations	Total		Less Than 1 Year		1 – 3 Years		4 –5 Years		After 5 Years
Long-Term Debt	$20.0	MM	$2.5	MM	$10.0	MM	$6.6	MM	$0.9	MM
Bonds Payable	$17.4	MM	$1.9	MM	$6.4	MM	$2.0	MM	$7.1	MM
Operating Leases	$3.6	MM	$1.2	MM	$2.4	MM	0		0
Unconditional Purchase Obligations	0		0		0		0		0
Other Long-Term Obligations	0		0		0		0		0
Total Contractual Cash Obligations	$41.0	MM	$5.6	MM	$18.8	MM	$8.6	MM	$8.0	MM

Capital expenditures for the nine months ended May 31, 2007 totaled $2.5 million. Capital expenditures for fiscal year 2007 are currently estimated at $5.5 million.

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

The Company’s members harvested 3.0 million tons of sugarbeets from the 2006 crop, the largest harvested crop in Company history. Sugar content of the 2006 crop at harvest was 17.10%, or 1% below the most recent five years’ average of 17.26%. Because of the high volume crop, the Company is projecting the sugar production from the 2006-crop to be 37.8% more than the most recent five years’ average. Very good growing conditions at the start of, and at the end of, the growing season resulted in the harvesting of the high-volume crop by the Company’s grower-shareholders. The Company’s initial sugarbeet payment estimate of $40.21 per ton or $.13484408 per harvested/bonus pound of sugar, has been increased to $43.00 per ton or $.1441818 per harvested/bonus pound of sugar, with the final sugarbeet payment to be determined in October of 2007.

The slicing of sugar beets from the 2006 crop was completed on May 27, 2007, with 2,828,278 tons of beets being sliced over 266 days. The average daily slice rate totaled 10,610 tons per day. Sugar production for the crop-year has exceeded the Company’s original operating plan.

Based on marketing information provided by United Sugars Corporation, the Company’s sugar marketing subsidiary, estimates of the average net selling price of the Company’s sugar will be less than that of the prior year due to the high volume available for sale (domestic production plus foreign imports) relative to the amount of estimated domestic consumption. The higher supply of sugar available to the domestic marketplace results from much higher levels of imported foreign sugar and a larger-than-average domestic beet sugar crop. The high levels of imported foreign sugar results from the United States Department of Agriculture’s (“USDA”) determination that the domestic marketplace was in need of these high levels of imports in order to have adequate sugar to meet consumption requirements. The domestic sugar industry made numerous attempts to encourage the USDA to announce lower, more reasonable levels of sugar quotas, but to no avail. This forward-looking material is based upon the Company’s results of the processing of the 2006 sugarbeet crop and the expected revenues and expenditures for the remainder of fiscal year 2007. Results from operations could differ materially from the Company’s current estimate as a result of various estimates, such as the cost to the Company of its inter-campaign maintenance and the final net selling prices for its finished goods.

The 2002 Farm Bill provides for marketing allocations for sugar that may potentially restrict the company’s ability to market all the sugar it produces. The Company has sold sugar without allocations and repurchased sugar with allocations to/from other sugarbeet companies and sold sugar for uses exempt from the allocation program all for the allocation period ending September 30, 2007 and in sufficient quantities to resolve the Company’s needs for the 2006-crop. The USDA may provide additional allocations, reduce allocations or shift allocations from one sugarbeet processor to another sugarbeet processor prior to September 30, 2007.

Also, as to the 2007-crop, there are no assurances that the Company will be able to secure enough marketing allocations for crop year 2007 (the last crop year covered by the current Farm Bill) to market all of the production from the that crop. The Company will apply the same level of assessment to that crop in order to determine the correct direction for the Company should there be sugar produced above the marketing allocations available to it.

ESTIMATED FISCAL YEAR 2008 INFORMATION

On September 26, 2006, the Company’s Board of Directors determined that the planting level for the 2007 crop will be 150% of member preferred shares plus a 2% measuring tolerance for a total planting of 152% of member preferred shares. The 2006 crop planted acres were approved by the Board of Directors at the level of 162% of member-preferred shares.

Growing conditions for the 2007-crop have not been ideal due to excess rainfall. The potential for the 2007-crop is highly dependent upon the growing conditions for the remainder of the growing season.

OTHER INFORMATION

Federal programs, regulations and trade agreements

Provisions of the current Farm Bill and existing trade agreements between the United States (“U.S.”) and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently imports provide, on average, about 22% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the U.S. sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace could result in serious adverse sugar pricing consequences. The U.S. government is pursuing an aggressive agenda on international trade. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers and exporters of sugar. The Company believes these agreements, if negotiated and ratified, could negatively impact the beet payment to the shareholders and the Company’s profitability. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

The current Farm Bill provides price support provisions for sugar. However, if that price support program, including the Tariff Rate Quota system for imported sugar, were eliminated in its entirety, or if the effectiveness that the U.S.’s price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects may result in a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices and a corresponding reduction in the beet payment to the shareholders and in the Company’s earnings. This, in turn, could impact the Company’s continued viability and the desirability of growing sugarbeets for delivery to the Company.

The 2002 Farm Bill expires following the 2007-crop. The U.S. Congress is currently developing a new Farm Bill for the 2008 and future crops. It is not yet clear as to what changes may be made to the Farm Bill sugar provisions. Congress may renew, extend, amend, or eliminate the Farm Bill sugar provisions from those sugar provisions contained in the 2002 Farm Bill. The 2008 Farm Bill is expected to be finalized during calendar 2007.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the U.S. and Mexico. Under an agreement reached between the two countries on July 27, 2006, Mexico is eligible to ship, tariff-free, 250,000 metric tons of raw sugar to the U.S. in fiscal year 2007 and up to an additional 250,000 metric tons in the first quarter of fiscal year 2008. Reciprocal quantities of high fructose corn syrup may be shipped from the U.S. to Mexico during the respective time periods. Under the NAFTA, tariffs on over-quota imports of sugar from Mexico are set to expire on January 1, 2008. For 2007, the over-quota tariff for raw cane sugar stands at 1.51 cents per pound. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market. The latest U.S. Department of Agriculture’s World Agricultural Supply and Demand Estimates (WASDE) Report projects 75,000 tons of Mexican sugar imports to the U.S. in fiscal year 2007 and 175,000 tons for fiscal year 2008. The Company does not know the extent to which Mexico will fulfill its tariff-free or over-quota export opportunities in 2007, or how much sugar it may export to the U.S. starting in 2008 and beyond. However, key variables that ultimately will determine the amount of imports from Mexico include: 1) Mexican production; 2) Mexican high fructose corn syrup use; 3) Mexican third-country imports and possible substitution; 4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; and 4) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA.

Regional and Bilateral Free Trade Agreements

The U.S. government has negotiated or is currently negotiating free trade agreements with a number of countries and regions that are major producers of sugar. The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Columbia Free Trade Agreement; the Peru Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; and the South African Customs Union Free Trade Agreement. The Columbia Free Trade Agreement, the Peru Free Trade Agreement and the Panama Free Trade Agreement have been completed, signed, but as yet, not ratified by the U.S. Congress. The Company expects that these three trade agreements may be brought before Congress for a vote in 2007.

The Doha Round negotiations of the World Trade Organization have stalled and it is unclear at this time when negotiations may resume, if at all. There currently are ongoing efforts among key member countries (including the U.S.) to revive the Doha Round. If formal negotiations begin again, the outcome of any negotiated arrangement could have adverse consequences for the Company.

The U.S. sugar industry and the Company recognize the potential negative impact that would result if these trade agreements are entered into by the U.S. and are taking steps to attempt to manage the situation. The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

Audit Committee, Sarbanes Oxley regulations

The Company’s Audit Committee and management are working toward meeting all required SEC documentation, certification and best business practices as required by federal legislation (the Sarbanes Oxley law). As the SEC adopts new rules and proposes future rules, the Company is positioning itself to continue being in compliance. The Sarbanes-Oxley Act continues to have the interpretation of its rules reviewed and changed. The Company’s intent is to be in compliance with the rules and interpretations of these rules as they are promulgated. The Company will be required to be in compliance with all applicable Sarbanes-Oxley rules for Internal Control for Financial Reporting by August 31, 2008. The Company’s Audit Committee and management have been seeking guidance from the SEC and experts in the appropriate areas as needed.

The Company considers its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to be its disclosure committee, responsible to the Audit Committee for presenting material facts relative to the financial statements and how they are to be disclosed in the SEC filings prior to those filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-k for the year ended August 31, 2006.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation. During the 2nd quarter the Company enhanced its internal controls over financial reporting through a formalization of the reconciliation of key accounts in the financial statements.

External risk factors that may affect the Company

There have been no material changes to the Company’s external risk factors that have changed materially since the filing of the Company’s Annual Report on Form 10-k for the year ended August 31, 2006.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6	Exhibits and Reports on Form 8-K
a)	Exhibits	Item #31.1	Section 302 Certification of the President & Chief Executive Officer
Item #31.2	Section 302 Certification of the Executive Vice President & Chief Financial Officer
Item #31.3	Section 302 Certification of the Controller & Chief Accounting Officer
Item #32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

Reports on Form 8-K

June 29, 2007: On June 29, 2007, the Company announced that the Board of Directors, following the completion of the 2006-Crop processing season, made the following announcement.

The Company’s initial sugarbeet payment estimate totaling $40.21 per ton or $.13484408 per harvested/bonus pound of sugar, has been increased to $43.00 per ton or $.1441818 per harvested/bonus pound of sugar, with the final sugarbeet payment to be determined in October of 2007.

May 31, 2007: On May 29th, the Company renewed, through May 31, 2008, the seasonal line of credit with its primary lender Co-Bank (“the Bank”). Changes to the loan agreement include the following:

•	The revolving credit facility increased from $45 million to $50 million, an 11% increase.
•	The bid loan supplement facility decreased from $30 million to $15 million, a 50% decrease.

Both monetary changes to the seasonal line of credit listed above were made to accommodate the Company’s anticipated seasonal borrowing needs. All other major provisions of the seasonal line of credit with the Bank remained the same. The current loan agreement with the Bank was due to expire on May 31, 2007.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	July 13, 2007	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	July 13, 2007	/s/ STEVEN M. CASPERS
Steven M. Caspers
Executive Vice President and Chief Financial Officer