Form 10-K
period 2007-08-31
MINN DAK FARMERS COOPERATIVE
filed 2007-11-29
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended

AUGUST 31, 2007

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ YES       ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐ YES       ☒ NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  YES      ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 2b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).    ☐ YES       ☒ NO

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

SHAREHOLDER STOCK VALUE

The Company is a closed cooperative whose common stock and preferred stock are subject to significant restrictions on transfer and eligibility requirements. No public market for voting and non-voting common equity of the Company is established and it is unlikely in the foreseeable future that a public market for its voting and non-voting common equity will develop.

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

As of November 15, 2007, 484 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding.

The Company has not made any repurchases of its securities in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

There is only a limited, private market for shares of the Company’s Common or Preferred Stock, as such shares may be held only by farmer-producers who are eligible for membership in the Company. The Company’s shares are not listed for trading on any exchange or quotation system. A number of stock transfers, representing approximately 3% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. The Company believes that less than 1% of its available stock was traded at arm’s length during the fiscal year ended August 31, 2007. Of the stock transferred at arms length, the transfers were made during the second and third quarters of the Company’s fiscal year and, to the best of the Company’s knowledge, ranged in price from $3,300 to $2,850 per unit. The fourth quarter did not have any arms length transactions. The value of stock is highly dependent upon an individual stockholder’s ability to raise sugarbeets successfully both agronomically and financially. Prior to purchasing stock, a potential stockholder is advised to properly research the agronomic aspect of stock ownership.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

GENERAL

The Company is a North Dakota agricultural cooperative that was formed in 1972 and currently has 484 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company’s offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company’s facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of marketing agents under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company and United States Sugar Corporation. The Company’s sugarbeet molasses and sugarbeet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company. The Company owns a 100% interest in Minn-Dak Yeast Company, Inc. (“Minn-Dak Yeast”), which has facilities located adjacent to the Company’s sugar production facilities, and which produces fresh baker’s yeast.

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

PRODUCTS AND PRODUCTION

The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also produces and markets certain co-products, sugarbeet molasses and sugarbeet pulp pellets, of the sugar it produces. The Company’s subsidiary Minn-Dak Yeast uses a portion of the Company’s sugarbeet molasses as the growth medium in the production of fresh baker’s yeast. Minn-Dak Yeast provided revenues totaling approximately 5% of the Company’s total revenues for the fiscal year ended August 31, 2007.

The Company processes sugarbeets grown by its members at its sugarbeet processing facility located in Wahpeton, North Dakota. The processing period generally occurs from September to March or April of the following year, depending on the size of the crop.

Because the Company’s harvest period is much shorter than its processing period, sugarbeet long-term storage is very important to maximize the earnings from each crop year. Each harvest is unique and critical judgments are made by the agricultural staff regarding each crop. Judgments are impacted by the weather conditions at the time of harvest. If the weather is too warm or too cold the sugarbeets will not store well.

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

The period during which the Company’s processing facility is in operation to process sugarbeets into sugar and co-products is referred to as the “campaign.” The campaign is expected to begin in September of each year and continues until the available supply of sugarbeets has been depleted. Once the sugarbeets arrive at the processing facility, the basic steps in producing sugar from them include: washing; slicing into thin strips called “cossettes”; extracting the sugar from the cossettes in a diffuser; purifying the resulting “raw juice” and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystallize the sugar; separating the sugar crystals in a centrifuge; drying the sugar; and storing sugar in bulk form for bulk and bag shipping.

The Company’s sugarbeet co-products include sugarbeet molasses, sugarbeet pulp pellets and sugarbeet pressed pulp. After the extraction of raw juice from the cossettes, the remaining sugarbeet pulp is dried, processed into pellets and sold as animal feed or not dried and sold as wet animal feed to the local market. The sugarbeet molasses is the process materials left after all economical means have been taken to extract the sugar from the process. The sugarbeet molasses is sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds.

RECENT CROPS

The Company’s members harvested 2.2 million tons of sugarbeets from the 2007-crop, approximately 6% below the most recent 5-year average, due to difficult growing conditions early in the growing season. The Company purchased .3 million tons of non-member 2007-crop sugarbeets from a neighboring sugar processor. Sugar content of the 2007-crop at harvest was 1% above the average of the five most recent years. Due to the lower harvested tons, purchased non-member tons, and slightly above average sugar content, the Company’s production of sugar from the 2007-crop sugarbeets is expected to be 4% more than the average of the five most recent years of sugar production. This forward-looking material is based on the Company’s expectations regarding the processing of the 2007 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors that include changes in production efficiencies and storage conditions for the Company’s sugarbeets.

The Company’s initial sugarbeet payment estimate totals $39.43 per ton or $0.133028 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2008. This projected payment is 15% less than the final 2006-crop payment per ton and 15% less per pound of extractible sugar. The lower projected 2007-crop payment per ton results from lower sugar prices, fewer total tons of beets processed, increased operating and fixed costs per ton and offset somewhat by higher by-product prices versus the prior year.

For a discussion of the 2006, 2005 and 2004 crops and results of operations for fiscal years 2007, 2006 and 2005, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

MARKETING, CUSTOMERS AND PRICING

The Company’s ability to market sugar each year under the current U.S. Farm Bill is highly dependent upon the U.S. Department of Agriculture’s (“USDA”) Overall Allotment Quantity (“OAQ”) announcements. Currently, the Company has allocation rights to market 5.4 million cwt of refined sugar based on the current USDA OAQ announcement of 8,450,000 short tons raw value (“STRV”). The USDA OAQ has varied from a high of 9,300,000 STRV to a low of 8,100,000 STRV over the past five years. Each 100,000 STRV of OAQ computes to 66,000 cwt of marketing allocations for the Company. Each 1,000 acres of planted sugarbeets is estimated to produce 55,000 cwt of sugar for sale from an average crop. To the extent the Company’s sugar production exceeds its marketing allocations, it must carry the additional sugar in inventory until the next year, sell sugar without allocations to another sugar processor, sell sugar to non-human consumption users, sell sugar for export or reduce future plantings of sugarbeet acres. The Company may find it necessary to reduce planted acreage in a future year in order to balance production with available allocations.

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

The Company, as well as the other members of United Sugars, has entered into a “Uniform Member Marketing Agreement” with United Sugars, as amended on September 20, 2007. Under that agreement, the sugar produced by the Company is pooled with sugar produced by the other sugar-producing member owners and is then sold through the efforts of United Sugars. The Company receives payment for its sugar by receiving its pro rata share of the net proceeds from the sale of the pooled sugar. The net proceeds of such sales represent the gross proceeds of the sale of the sugar, adjusted for the various costs and expenses of marketing the pooled sugar, including the Company’s pro rata share of the marketing and sales expenses incurred by United Sugars. Any net proceeds from the operation of United Sugars are distributed to the members on a patronage basis.

United Sugars sells industrial bulk sugar, industrial bagged sugar, packaged sugar for retail and specialty sugars. It distributes both cane sugar and beet sugar, and distributes sugar to customers over a large geographical area. United Sugars markets the Company’s sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars includes most of the large domestic industrial sugar users. The customer base also includes retail grocery companies and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2007, 93% of the Company’s sugar was shipped in bulk form, mostly to industrial users, and 7% in bagged powdered sugar.

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

A “Uniform Member Marketing Agreement” evidences the sales and marketing arrangement with Midwest Agri. Under that agreement, the sugarbeet pulp and sugarbeet molasses produced by the Company is pooled with sugarbeet pulp and sugarbeet molasses produced by the other producing member owners and is then sold through the efforts of Midwest Agri. The Company receives payment for its sugarbeet pulp and sugarbeet molasses by receiving its pro rata share of the net proceeds from the sale of the pooled sugarbeet pulp and sugarbeet molasses. The net proceeds of such sales represent the gross proceeds of the sale of the sugarbeet pulp and sugarbeet molasses, adjusted for the various costs and expenses of marketing the pooled sugarbeet pulp and sugarbeet molasses, including the Company’s pro rata share of the marketing and sales expenses incurred by Midwest Agri. Any net proceeds from the operation of Midwest Agri are distributed to the members on a patronage basis.

For the year ended August 31, 2007, approximately 43% of Midwest Agri’s sugarbeet pulp production was exported to Asia, Europe, and Africa and the remaining 57% was sold in North America. The market for sugarbeet pulp is affected by the worldwide supply of dried sugarbeet pulp, the availability and quality of competitive feedstuffs, the cost of transportation and by the strength of the U.S. dollar relative to local currencies in export markets. Dried sugarbeet pulp prices decreased in FY 2007 due primarily to increased production of dried sugarbeet pulp in the United States and a rise in transportation costs. Production of dried sugarbeet pulp in the United States was higher as a result of an increase in sugarbeet acres planted and higher yields in most growing areas. Transportation costs increased as a result of high ocean freight markets and an increase in inland transportation costs due to rising oil prices. Sugarbeet molasses prices increased in FY 2007 primarily due to the lingering effects of a shortage of worldwide supplies of cane molasses in the market during the late summer selling period. Successive poor crops in Asia as well as the increased usage of cane molasses for ethanol production had resulted in lower supplies of cane molasses.

Co-product sales accounted for approximately 11% of the Company’s total consolidated net sales revenue during FY 2007. This relationship is primarily a function of the average market prices for sugar, sugarbeet pulp, sugarbeet molasses and fresh yeast and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices and production of these products fluctuate independently of each other.

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

GROWERS’ AGREEMENTS

The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have automatically renewing contracts with the Company covering each growing season (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of one year, unless the Company, prior to the automatic renewal, has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the then remaining year under the agreement. Each Unit of Preferred Stock currently entitles a member to grow the maximum number of acres per share authorized by the Board of Directors for each farming year. The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each Unit of Preferred Stock held by the members. For the 2007-crop year the Company’s Board of Directors authorized its members to plant 1.52 acres per unit. For the 2008-crop year, the Company’s Board of Directors has authorized members a planting level of 1.52 acres per unit; however, this authorization is subject to change by the board before the planting of the 2008-crop. The authorized acres for planting are due in part to the amount of expected or anticipated sugar marketing allocations that will be available for the 2008-crop production. (For a discussion of the current farm bill sugar allocations, see Management’s Discussion on Government Programs and Regulations.)

Under the terms of the Growers Agreement, each member receives payment for his or her sugarbeets based on a price per pound of extractable and bonus sugar. The price per pound of extractable and bonus sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members’ pounds of extractable and bonus sugar. Extractable pounds of sugar are calculated by the processing of sugarbeet samples taken from members’ sugarbeets during harvest. Bonus sugar is a premium for early delivery of sugarbeets during pre-harvest. Each member’s grower payment is obtained by multiplying that member’s total pounds of extractable and bonus sugar times the price per pound of extractable and bonus sugar as determined above.

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

RESEARCH AND DEVELOPMENT

The Company conducts very little research and development activity, but does participate in some sugar industry research and development activities. Any research findings are then shared by the entire sugar industry. Participatory research and development is accomplished through such organizations as the Beet Sugar Development Foundation and North Dakota/Minnesota Research and Education Board. The Company participates in the organizations listed above through the efforts of its representatives to the boards of directors of those entities. The Company’s representatives, either a member of the Company’s Board of Directors or a management employee of the Company, allow the Company to participate in and help direct agricultural and factory operations research and development activities carried out by the listed organizations. Those organizations also have established various committees on which the Company has placed certain of its employees. That practice is designed to provide the company with direct access to any research and development information available from the applicable committees. None of the Company’s employees or directors devotes a significant portion of their time and energies to the activities described in this section.

During the fiscal year ended on August 31, 2007, the Company contributed approximately $106,000 to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities. $21,000 was given to the Beet Sugar Development Foundation in connection with their research activities. In addition, through the auspices of the Beet Sugar Development Foundation, the Company, together with other interested companies, is participating in the financing of a full commercial test project involving the growing, harvesting, processing and sale of sugar and co-products produced from bio-tech sugarbeet seed. The Company’s share of this project cost will total approximately $51,000 and is evidenced in the form of a loan that is to be repaid to the Company through the proceeds derived from the sale of sugar and co-products produced from the project. The balance owed to the Company at fiscal year end totaled approximately $25,000.

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

The Company has $0.1 million of environmental capital improvements budgeted for the fiscal year ending August 31, 2008, the same as for fiscal year 2007.

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

MARKET AND COMPETITION

Current U.S. Government statistics estimate total U.S. sugar deliveries for domestic food and beverage consumption at 185.1 million cwt refined for the fiscal year beginning October 1, 2006 and ending September 30, 2007. For the same period ending in 2006, total deliveries were 190.4 million cwt refined. Comparing the two years shows demand declined 2.8% for U.S. sugar sellers. U.S. Government information indicates that from FY 2005 through FY 2007 baking, cereal, beverage, canned, bottled and frozen food deliveries have increased; while confectionery, ice cream, dairy, retail grocers and wholesaler deliveries have decreased. Determining total domestic deliveries continues to be complicated by the high proportion of deliveries constituted by sugar imports of entities that are not required to report to the USDA. These imports have totaled about 11.5 million cwt. refined for FY 2006 (6% of reported deliveries through that same time period). Unlike domestic deliveries from sugarbeet processors and cane refiners, there is no way to track direct consumption imports to end-users, and therefore there is no certainty as to when the imported sugar was actually delivered to an end user. The U.S. Government estimates that FY 2008 deliveries will total 188.8 million cwt refined, or about 2% more than FY 2007.

Given the size of the domestic market, the Company’s sugar production and sales represent approximately 3% of the total domestic market for refined sugar in 2007. United Sugars Corporation, which sells the Company’s production through a sugar marketing pool, represents approximately 25% share of the FY2007 U.S. sugar market.

The U.S. refined sugar market has grown over the past fifteen years, despite a loss of demand to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame and sucralose have also been developed as a substitute for sugar. The substitution of non-sugar sweeteners for sugar not only reduced demand for sugar in the United States, but has also resulted in a high degree of sugar industry contraction. Since 1996 more than one third of all U.S. sugarbeet and sugarcane mills and refineries have closed, 33 plants in total. Also, sugar companies have been consolidating or closing as a result of marketplace conditions. Today there are seven sugar sellers, with approximately 90% of U.S. sugar market share concentrated in the top five sellers, most of which are integrated sugarbeet and sugarcane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, American Sugar Refining Company, Amalgamated Sugar Company and Cargill. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

GOVERNMENT PROGRAMS AND REGULATION

Domestic sugar prices are supported under a program administered by the United States Department of Agriculture (“USDA”). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996 and now The Farm Security and Rural Investment Act of 2002 (the “Farm Bill”), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The U.S. currently imports approximately 21% of its total domestic needs.

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

Under the Farm Bill, sugar processors can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar. When the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans to the CCC in lieu of repayment. Processors may also obtain CCC loans for “in-process” sugar or syrups at 80% of the loan rate.

The USDA has historically maintained sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through regulating the quantity of sugar imports and the establishment of an overall allotment quantity for the domestic sugar producers. Under the Tariff Rate Quota (TRQ) implemented October 1, 1990, sugar-producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties. The amount of the TRQ established by USDA for FY 2008 was 1,231,497 short tons raw value (STRV), or the minimum access commitment level under World Trade Organization (WTO). Unlimited additional quantities may be exported to the United States upon payment of a tariff of 15.36 cents per pound prior to shipment. To date, only immaterial quantities of sugar have been imported under this higher tariff level.

The Farm Bill sets an 18-cent per pound loan rate for raw cane sugar and a 22.9-cent per pound loan rate for refined beet sugar. Both loan rates are effective for the 2007-year crop.

In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and sugarbeet sugar processors. The USDA determines the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year by estimating sugar consumption, adding stocks expected to be carried into the succeeding year, and then subtracting 1,532,000 short tons, raw value of sugar (the maximum level of imports allowed before marketing allotments are expected to be suspended), and subtracting carry-in stocks of sugar, including CCC inventory. Once the USDA has determined the OAQ for a crop year, it then determines each allotment for sugarbeet and sugarcane sugar by multiplying the OAQ by 54.35% for beet and 45.65% for cane. An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill. Each domestic processor of sugar, which includes the Company, is provided an allocation whenever allotments are in effect, based upon that formula. Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings. The USDA annually establishes individual processor’s allocations.

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

The U.S. Congress is currently, actively discussing renewal of the Farm Bill. However the Company does not know if Congress will be successful in renewing the Farm Bill; and if it is, whether the existing Farm Bill sugar provisions will be extended in its current form or whether there will be changes to the sugar provisions. Therefore the Company cannot assess at this time the magnitude of the impact of a renewed Farm Bill will have on the Company and its shareholders.

North American Free Trade Agreement

The Company believes the North American Free Trade Agreement (“NAFTA”) currently presents a serious public policy challenge to itself and the domestic sugar industry. Under the terms of the NAFTA text the agreement establishes a common market between the United States and Mexico in sugar by 2008.

The NAFTA agreement provided for second tier tariffs under a schedule that was set at a certain level and then declined by approximately 1.5 cents per year until reaching zero in 2008. Low world raw sugar prices and the current second tier tariff make it economically viable for Mexican sugar to enter the United States this year, if the Mexican interests so choose.

When the United States and Mexican governments initiated the NAFTA agreement, there was disagreement on the interpretation of the sugar provisions. In July 2006 the United States and Mexico announced an agreement that resolves these disputes that relate to each nation’s interpretation of the sweetener provisions in the NAFTA. Under the agreement, the United States provided for duty-free access to 250,000 metric tons raw value (MTRV) of Mexican sugar for fiscal year 2007, and duty-free access to between 175,000 and 250,000 MTRV of Mexican sugar for the period of October 1, 2007 and December 31, 2007. In turn, Mexico provided for duty-free access to equivalent amounts of United States high fructose corn syrup (HFCS) corresponding to the same periods. Also, the United States is allowed to ship 7,258 MTRV of sugar duty-free to Mexico for each of the marketing years 2006, 2007 and 2008. Effective on January 1, 2008, under NAFTA, there will be no duties or quantitative restraints between the two countries on all sugar and HFCS trade.

It is possible that the passage of this announced agreement could, in the future, have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

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

The 147 members of the WTO reached an agreement July 31, 2004, on a framework for the final phase of the Doha Development Agenda of global trade talks. The original deadline to complete talks by January 1, 2005, has been postponed a number of times. The latest deadline to complete the final phase of the WTO Doha talks has been established as the end of calendar year 2007. However talks have stalled and currently there appears to be little chance of WTO countries meeting this latest deadline date. The effect of any final WTO agreement on United States farm programs and the sugar program in particular and the Company will depend largely on the details of the agreement, which have not yet been fully negotiated.

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

EMPLOYEES

As of October 25, 2007, the Company had 301 full-time employees, of whom 264 were hourly and 37 were salaried. It also employs approximately 394 additional hourly seasonal workers during the sugarbeet harvest and processing campaign. The Company has a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, CLC) for its factory employee group. The contract became effective June 1, 2005 and continues through May 31, 2011. Office, clerical, management and harvest employees are not unionized. Full time employees are provided with health, dental and vision insurance, a defined benefit pension retirement plan, a 401(k) retirement savings plan, a short and long-term disability plan, term life insurance, and vacation and holiday pay plans. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

ITEM 1A.	RISK FACTORS

If any of the following risks actually occur, our results of operations, cash flows and the trading price of our common stock could be negatively impacted. Although we believe that we have identified and discussed below the key, significant risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

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

Unregulated Foreign Competition

Under the current terms of the NAFTA and other government regulations, imports of sugar from Mexico may enter the U.S. market. These imports could oversupply the U.S. market and negatively affect the price of sugar. The Company, along with the domestic sugar industry, is seeking improvements to NAFTA to address the matter. If the sugar industry is unsuccessful in these and any other endeavors it pursues to prevent the influx of Mexican sugar into the U.S. market, there could be adverse financial consequences to the Company and its members.

The Farm Bill

The impact of the Farm Bill on the operations of the Company cannot be completely predicted. The long-term ramifications of the marketing allotment and allocation program depend on the Company’s ability to maintain its marketing allocation on an annual basis and to obtain access, if necessary, to additional allocations at a reasonable price.

Operating Expenses and Sugar Prices

The Company has an ongoing strategy of maximizing profitability by controlling operating expenses and maximizing production of sugar. This strategy is necessary because the price of sugar has remained within a fairly narrow government program controlled price range. The strategy includes ongoing activities that include constant review of costs and a capital expenditure program that emphasizes efficiencies through cost reduction or production increases. We cannot assure you that our continued efforts in this area will result in our continued or increased profitability.

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

The properties are adequate to process normal and above normal crop sizes, and for the last three years have averaged a slice rate of 9,658 tons per day. The 2006-crop was the largest tonnage in the history of the Company, producing approximately 3,019,000 tons of sugarbeets. If the Company encounters normal weather patterns, which will in turn provide normal sugarbeet storage conditions, then it does not anticipate having material difficulties in processing crops equal in size to the 2006-crop. Achievement of the levels of slice and sugar production in the factory is due mostly to the quality of the crop and the Company’s effort to maximize the potential production from a crop.

Minn-Dak Yeast, of which the Company is a 100% owner, operates a single yeast manufacturing factory at Wahpeton, North Dakota. Minn-Dak Yeast owns the factory and the land on which it is located. During fiscal 2007, fresh yeast was produced and sold into the domestic yeast marketplace.

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

There were no matters submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2007.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHAREHOLDER STOCK VALUE

The Company is typically referred to as a “closed cooperative.” In a “closed cooperative”, members must purchase equity (represented by classes of preferred shares) in a cooperative to acquire the rights to participate in the cooperative’s business, and membership must be approved by the cooperative’s Board of Directors.

The Company’s equity consists of common stock and preferred stock. The Company’s preferred stock consists of Class A preferred stock, Class B preferred stock and Class C preferred stock, with one share of each class of preferred stock constituting a “unit” of preferred stock.

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

A shareholder is able to insure the risk of growing a crop through the purchase of Federal Crop Insurance. The Federal Crop Insurance program is managed by RMA, a branch of the United States Government. Changes in the Federal Crop Insurance program may have a significant impact on the level of financial risk that a shareholder may be able to insure.

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

The Company’s common stock and preferred stock are not listed or admitted for trading on any stock market, any system of inter-dealer quotation, or on the Pink Sheets, the OTC Bulletin Board or any other quotation service for market makers. Transfer of shares, if any, is subject to significant restriction, including the approval of the Company’s Board of Directors and the requirement that preferred stock must be transferred together. Therefore, there is no established public trading market for any class of common equity of the Company and it is unlikely that a public market for the Company’s units will develop in the foreseeable future.

Further, the rules of the Securities and Exchange Commission require that the Company provide a line graph presenting the cumulative, five-year returns on an indexed basis with a broad market index and either a nationally recognized industry standard or an index of peer companies selected by the Company. Because there is no established public trading market for any class of the Company’s equity securities, the Company is unable to estimate the value of any class of the Company’s equity securities or present a line graph or any other information comparing the value of any of the Company’s equity securities with any index.

As of November 15, 2007, there were 484 holders of the Company’s common stock and 484 holders of units of the Company’s preferred stock.

The Company has not made any repurchases of its securities in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

There is only a limited, private market for shares of the Company’s Common or Preferred Stock. A number of stock transfers, representing approximately 3% of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. The Company believes that less than 1% of its available stock was traded at arm’s length during the fiscal year ended August 31, 2007. Of the stock transferred at arms length, the transfers were made during the second and third quarters of the Company’s fiscal year and ranged in price from $3,300 to $2,850 per unit. The fourth quarter did not have any arms length transactions. The value of stock is highly dependent upon an individual stockholder’s ability to raise sugarbeets successfully both agronomically and financially. Prior to purchasing stock, a potential stockholder is advised to properly research the agronomic aspect of stock ownership.

Holders of the Company’s common stock are entitled to shares in the Company’s profits and losses based upon sugar delivered, to receive distributions of the Company’s net cash flow when declared by the Board of Directors, to participate in the distribution of the Company’s assets if it dissolves or liquidates, and, to vote on matters submitted to a vote of the Company’s members. Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. Holders of the Company’s common stock are committed under Uniform Delivery and Marketing Agreements to grow and deliver a minimum and maximum number of acres of sugarbeets per unit of preferred stock as authorized by the Board of Directors for each farming year. The Company’s common stock and preferred stock may be held only by farmer-producers who are eligible for membership in the Company and may only be transferred with the consent of the Board of Directors of the Company.

The Company has never declared a dividend. The company distributes its patronage based upon net margins in the form of qualified or non-qualified allocated patronage using the sugar delivered for the crop year as the distribution factor.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for each of the last five fiscal years. The selected financial data of the Company should be read in conjunction with the financial statements and related notes included in Item 8. of this report.

	Fiscal Year Ended August 31,
FINANCIAL DATA	2007	2006	2005	2004	2003
(in thousands)
Revenues	$278,571	$176,967	$189,681	$198,941	$193,817
Distribution of net proceeds (1)	148,415	76,096	88,088	107,909	109,663
Total assets	177,666	163,129	158,996	168,563	171,254
Long-term debt, including current maturities	36,931	42,008	44,455	50,215	55,920
Members’ investment (2)	83,373	83,951	83,410	82,150	81,647
Property and equipment additions, net of retirements	4,827	4,395	4,754	5,487	9,148
Working capital	13,228	14,025	12,433	14,578	17,798

RATIOS
Ratio of long-term debt to equity (3)	.39	.45	.47	.56	.63
Ratio of net proceeds to fixed charges (4)	35.60	22.50	31.42	37.99	32.01
Current ratio	1.23	1.36	1.38	1.39	1.50

PRODUCTION DATA (5)
Acres harvested (members)	116,646	102,121	98,819	112,849	112,346
Tons of sugarbeets purchased (members)	3,019,475	1,810,269	2,295,904	2,264,154	2,383,936
Tons purchased per acre harvested	25.89	17.73	23.23	20.06	21.22
Payment to members per ton of sugarbeets delivered, plus allocated patronage and unit retains (6)	$49.06	$41.89	$38.08	$47.35	$44.33

Sugar (cwts):
Produced (from member and purchased sugarbeets)	7,822,687	4,848,804	5,868,576	6,424,346	6,112,522
Sold (includes purchased sugar)	7,301,360	4,954,040	6,092,025	6,602,252	5,580,872

Beet pulp pellets (tons):
Produced	147,888	101,328	119,054	112,483	99,733
Sold	151,791	105,138	113,913	110,424	98,911

Beet molasses (tons):
Produced	130,878	79,599	89,797	104,883	100,585
Sold	88,652	47,007	73,824	92,852	86,616
Used for yeast production	26,581	25,537	23,045	20,095	19,270

Yeast (pounds, in thousands):
Produced	39,248	34,787	32,043	29,253	28,458
Sold	39,152	34,670	31,984	29,436	28,394

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

(5)       Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2007, relates to the 2006 crop).

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

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty of the assumptions, estimates and judgments increases, the level of precision decreases, meaning that actual results could be different from those currently estimated.

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

Defined Benefit Pension Plan

The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” (SFAS No 87) to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for our defined benefit pension plan. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, we are required to consider current market conditions, including changes in interest assumptions.

Key assumptions used to determine annual pension expense are as follows:

	2007	2006	2005
Discount Rate	6.5%	6.5%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total Compensation Increase	4.3%	4.3%	4.5%

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R”. This standard requires employers to recognize the under funded or over funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) require under SFAS No. 87. As a result of the application of SFAS No. 158 as of August 31, 2007 the Company increased liabilities by $ 3.95 million to account for the funded status of the defined benefit pension plan. This liability was offset to accumulated other comprehensive loss and long-term deferred tax assets. As a result of implementation of SFAS No. 158, the Company recognized an after-tax decrease in accumulated other comprehensive loss of $2.37 million. For the year ended August 31, 2009, the Company will be required to change the measurement date of the plan’s liabilities for the defined benefit plan from May 31 to August 31.

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

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of September 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of September 1, 2007. The Company is uncertain the adoption of FIN 48 will have a material impact on its consolidated results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $31.0 million was available as of August 31, 2007. The Company also has a $15.0 million bid loan supplement facility through the Bank. The Company also has available the USDA Sugar Loan Provisions contained in the 2002 Farm Bill to provide an additional source of seasonal financing for the 2007 and future crops.

Due to the anticipated size of the 2007 crop payment, the Company believes that an additional $20 million line of seasonal credit, or the use of USDA sugar loans (for a total of $70 million short-term line of credit) will be necessary. The Company believes it’s primary lender, will provide this additional line of credit.

On May 30th, 2007, the Company renewed, through May 31, 2008, the seasonal and term-debt lines of credit with the Bank.

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

As of August 31, 2007 the Company was in compliance with its loan agreement covenants with the Bank.

Working capital decreased $0.8 million for fiscal year 2007. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately 5-years of long-term debt remaining with the Bank and it has two tax exempt bond issues, one with $3.8 million long-term remaining to be paid and one with $11.7 million long-term remaining to be paid.

As of August 31, 2007, the Company achieved its budgeted working capital position.

The company has protected itself from interest rate fluctuations through a strategy of using tax-exempt bond financing and a term debt portfolio that fixes rates and maturities into the future on set amounts of debt. The Bank current term debt portfolio, comprised of $1.7 MM using variable interest rates and $17.4 MM using fixed interest rates over various maturities, is expected to provide the company stable term debt interest rates over the next four years at similar rates to current market rates for maturities of the same type. An increase or decrease in the interest rate market of approximately 100 basis points is expected to be immaterial on the profitability of the Company as a result of its interest rate strategy. Capital expenditures for fiscal year 2007 were $4.9 million, for fiscal year 2006 were $4.7 million, and for fiscal year 2005 were $4.9 million.

Capital expenditures for fiscal year 2008 have been approved at $13.3 million; however, some of those capital expenditures are contingent upon further study. The Company anticipates funding the majority of these expenditures through a modification to its long-term debt agreement with the Bank.

The Bonds are secured by a letter of Credit from Wells Fargo Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, ND.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 –5 Years	After 5 Years
Long-term debt	$19.5MM	$2.6MM	$10.2MM	$6.7MM	0
Long-Term Debt Interest	$ 3.3MM	$1.0MM	$ 2.0MM	$ .3MM
Bonds Payable	$17.4MM	$1.9MM	$ 6.4MM	$1.9MM	$7.2MM
Bond Payable Interest	$ 4.1MM	$ .7MM	$ 1.6MM	$ .7MM	$1.1MM
Operating/Capital leases	$ 3.3MM	$1.5MM	$ 1.8MM	0	0
Unconditional Purchase obligations	0	0	0	0	0
Other long-term Obligations	0	0	0	0	0
Total contractual cash Obligations	$47.6MM	$7.7MM	$22.0MM	$9.6MM	$8.3MM

The Company is not aware of any known trends, demands, commitments, events or uncertainties that will likely result in the Company’s liquidity increasing or decreasing materially.

Other than those items described above, the Company is not aware of any known material trends, either favorable or unfavorable, that would cause the mix of equity to debt or the cost of debt to materially change.

RESULTS OF OPERATIONS

Comparison of the years ended August 31, 2007 and 2006

Net payments to members for sugarbeets delivered by the shareholder/growers, increased by $69.0 million or 96% in fiscal year 2007 and totaled $140.6 million. As of August 31, 2007, the Board of Directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $6.0 million to shareholders compared to $3.6 million in the previous year. The payment of $6.0 million will leave approximately 4.5 years of prior years’ patronage and per unit retains withheld versus the prior year of 4.9 years withheld.

Revenues for the year ended August 31, 2007 were comprised of Sugar 84%, Pulp 7%, Yeast 5% and Molasses 4%.

Revenue for the year ended August 31, 2007, increased $101.6 million or 57% from 2006. Revenue from total sugar sales increased $73.5 million or 50% reflecting a 47% increase in cwt. sold, and a 3% increase in the average net selling price per cwt. Revenue from co-products increased 68%, reflecting an increase of 38% in volume, and a 30% increase in the average selling price per ton. The increase in volume of sugar and co-products sold from the 2006-crop is attributable to the larger crop size and quality when compared to the 2005 crop of beets delivered by shareholder/growers plus the 2005-crop non-member purchased beets.

Revenues from yeast sales increased 37% reflecting an increase in volume of 13%, and an increase in the average net selling price of 24%. Selling prices increased due to a combination of two factors: (1) a change in the way that yeast selling prices are determined under a different marketing agreement that Minn Dak Yeast Company (MDYC) entered into in May 2006, and which accounted for the majority of increase in the calculation of the yeast price, and (2) somewhat higher selling prices for yeast.

The value of finished product inventories in fiscal year 2007 increased $12.6 million from fiscal year 2006, mostly the result of an increase in the volume of ending sugar inventory. Sugar inventory was larger due to the timing of contract off-take for a select number of customers.

Expenses, exclusive of grower payments for sugarbeets and cost of non-member purchased beets, increased $30.1 million or 30%. Minn-Dak Farmers Cooperative (MDFC) expenses increased $27.9 million, while Minn-Dak Yeast Company expenses increased $2.2 million.

The production cost per cwt. of sugar produced decreased 31% versus the prior year due to a combination of a 62% increase in sugar produced with only a corresponding 12% increase in total costs.

Of the $27.9 million increase in the MDFC expenses, the cost of operations increased $7.0, or 12% due to the record volume of sugarbeets processed, including the record length of the 2006-crop processing period.

Sales and Distribution costs increased $21.4 million or 74%. Increases are mainly the result of the increase in the production and sale of finished goods from the larger sugarbeet crop and from the cost of sugar marketing allocations. Sugar marketing allocation costs increased $5.0 million or 400% from the 2005-crop and were due to the amount of allocation acquired to allow for the marketing of the large 2006 crop. General and Administrative expenses increased $.9 million or 15%. Employee costs, beet transportation equipment depreciation and expenses associated with sugar policy and farm bill renewal was the primary reasons for the increase. Interest expense increased $.8 reflecting a higher level of seasonal debt and an increased rate of interest.

Other business income increased $.7 million in fiscal year 2007 due primarily to the yeast business being accounted for as patronage business and income on the yeast business qualifying for cooperative tax treatment.

Comparison of the Years Ended August 31, 2006 and 2005

Net payments to members for sugarbeets delivered by the shareholder/growers, decreased by $10.6 million or 13% in fiscal year 2006 and totaled $71.6 million. As of August 31, 2006, the Board of Directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $3.6 million to shareholders compared to $4.6 million in the previous year. The payment of $3.6 million will leave approximately 4.9 years of prior years’ patronage and per unit retains withheld versus the prior year of 7.6 years withheld.

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

On April 30, 2006, the Company acquired the non-controlling 20% interest in its Minn-Dak Yeast subsidiary from Sensient Technologies Corporation.

Revenue for the year ended August 31, 2006, decreased $12.7 million or 7% from 2005. Revenue from total sugar sales decreased $16.1 million or 10% reflecting a 19% decrease in cwt. sold, and a 9% increase in the average net selling price per cwt. Revenue from co-products decreased 10%, reflecting a decrease of 22% in volume, offset by a 12% increase in the average selling price per ton. The decrease in volume of sugar and co-products sold from the 2005-crop is attributable to the lower crop size and quality when compared to the 2004 crop of sugarbeets delivered by shareholder/growers.

Revenues from yeast sales increased 28% reflecting an increase in volume of 8%, and an increase of 20% in the price of yeast due to a change in the marketing arrangement. A different marketing arrangement changed the methodology used in the determination of the selling price for yeast.

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

Sales and Distribution costs decreased $8.1 million or 22%. Decreases are mainly the result of lower costs of purchased sugar (less volume) and the lower cost of marketing allocations (less volume). General and Administrative expenses decreased $.4 million or 6%. Employee costs and trade association dues were the primary reasons for the decrease. Interest expense increased $.6 million reflecting a lower level of debt and an increased rate of interest.

Overall, the cost per cwt. of sugar produced increased 18% versus the prior year due to a 1% increase in costs and a 17% reduction in sugar produced.

Other business income increased $.2 million in fiscal year 2006 due primarily to transactions related to the acquisition of 100% ownership in Minn-Dak Yeast, offset by less patronage dividends received from other cooperatives.

Estimated Fiscal Year 2008 Information

This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2007 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2007 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products, the quantity of sugar produced from the sugarbeet crop, changes in plant production efficiencies and sugarbeet storage conditions are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The Company’s members harvested 2.2 million tons of sugarbeets from the 2007 crop, approximately 6% below the most recent 5-year average, due to difficult growing conditions early in the growing season. The Company purchased .3 million tons of non-member 2007-crop sugarbeets from a neighboring sugar processor. Sugar content of the 2007-crop at harvest was 1% above the average of the five most recent years. The Company is projecting the sugar production from the 2007-crop to be 4% more than the average of the five most recent years of sugar production. Revenues for the crop-year 2007 are expected to be 22% below the 2006 crop-year due to reduced sugar production and lower sugar prices, and somewhat offset by higher co-product prices. Deducting all expenses of the Company, including non-member sugarbeet purchases, results in an estimated 2007 crop gross payment to growers for sugarbeets of $87.1 million, which is $53.5 million less than that of the record 2006 crop year of $141.6 million.

The 2007 crop sugarbeet payment per ton, when compared to the 2006-crop payment per ton, decreased as a result of less harvested tons, higher operating costs per ton, and lower sugar prices; the decreases that reduced the 2007 crop payment were partially offset by increases resulting from more sugar produced per ton and higher prices for molasses and pulp resulting in a combined net decrease in the 2007 crop sugarbeet payment per ton.

The Company’s initial sugarbeet payment estimate totals $39.43 per ton or $0.133028 per harvested/bonus pound of sugar, with the final sugarbeet payment determined in October of 2008. This projected payment per pound is 15% less than the final 2006 crop payment per pound, but 1% less than the original projected 2006 crop payment per pound. The projected 2007 crop payment per ton results from what management believes is a consistent approach to forecasting sugar production and sugar production costs. While the crop has been harvested, it is still at risk for adverse storage conditions, which may mean that actual results may differ from forecast.

Although the Company does not anticipate any difficulty in obtaining the necessary seasonal financing for this crop, the dollar volume will likely require the Company to either increase (on a temporary basis) its line of credit with Co-Bank, and/or utilize the Commodity Credit Corporation sugar loan program.

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

The Company has long-term tax-exempt bonds using a variable interest rate. Borrowing levels have been $17.4 million for 2007, $19.1 million for 2006 and $21.0 million for 2005. The historic interest rates for these instruments have been under 5% with an anticipated fluctuation of less than 1% per year.

The Company’s short-term debt rates will vary from year to year based on the short-term interest rate market changes. Average short-term debt borrowing levels have been $39.2 million, $24.7 million and $26.3 million for the years 2007, 2006 and 2005, respectively. Because each year’s short-term debt is closely associated with each year’s crop size and the finished goods market value from that crop, the interest fluctuations will have a direct impact on the final grower sugarbeet crop payment.

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

The consolidated financial statements of the Company for the fiscal years ended August 31, 2007, 2006 and 2005 have been audited by Eide Bailly, LLP, independent registered public accounting firm. Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly, LLP. The consolidated financial statements of the Company are included in Appendix A to this annual report.

ITEM 9.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Sarbanes-Oxley Act: The Sarbanes-Oxley Act continues to have the interpretation of its rules reviewed and changed. The Company will comply with the rules and interpretations of these rules as they are promulgated. As of this writing, compliance with all applicable Sarbanes-Oxley rules for the Company has been deferred until August 31, 2008. The below listed areas of activity are not to be considered an all inclusive list, but rather an indication of how the Company’s Board of Directors and Management are approaching future compliance requirements.

Audit Committee: The audit committee is active in the oversight of the Company’s accounting, auditing, and key risk management areas. The Company’s bylaws require any board member to be actively engaged in the production of sugarbeets, therefore, the financial expert requirement for the audit committee is restricted to the pool of available directors who are eligible to serve on the audit committee. Therefore there is no financial expert, as defined within the provisions contained in the Securities and Exchange Commission, that serves on the Audit Committee. However, the Company believes that, taken as a whole, the members of the Audit Committee have sufficient education, experience and qualifications to carry out their duties. The Audit Committee has formulated a confidential and anonymous employee system to allow employees to report concerns regarding questionable accounting or auditing matters. The Audit Committee has adopted a code of ethics policy for top management.

The Audit Committee has reviewed and discussed separately with management, the independent auditors, and within the Audit Committee the financial statements and the quality of accounting principles and significant judgments affecting the financial statements contained in this Form 10-K filing. As a result of these reviews and discussions, the Audit Committee considers the financial statements contained here to be fairly presented.

Internal Controls: The Company’s payments to growers are derived from crop pools with each year’s harvest creating a “Crop Pool”. It is the Company’s practice to use accounting methods to allocate revenues and costs in a manner that such revenues and expenses associated with each pool are consistently applied on a year-to-year and a pool-to-pool basis. The Company has formalized a process whereby the material risks associated with the Company are determined, documented as to how these risks are to be managed and, where appropriate, reviewed by the Audit Committee.

The Company did not have any significant deficiencies nor material weaknesses for the year ended August 31, 2007.

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this annual report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as regards to material weakness and significant deficiency. The evaluation has not revealed any fraud, intentional misconduct, or concealment on the part of Company personnel.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

The table below lists the current directors of Minn-Dak Farmers Cooperative. The Board of Directors consists of one director from each of the nine districts. Directors must be common shareholders or representatives of common shareholders belonging to the district they represent and are elected by the members of that district. In the case of a common shareholder who is other than a natural person, a duly appointed or elected representative of such common shareholder may serve as a director. The directors have been elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from three selected districts. Brief biographies for each of the directors are included after the table.

Name and Address	Age	District	Director Since	Term Expires In December
Dale Blume 17668 CO RD 11 Norcross, MN 56274-3050	57	District #7 – Lehman	2005	2008

Dennis Butenhoff 14319 150th St. So. Barnesville, MN 56514	61	District #9 – Peet	2004	2007(1)

Brent Davison 7950 770th Ave Tintah, MN 56583	56	District #5 – Hawes	2003	2008

Douglas Etten 30427 W. Stalker Road Dalton, MN 56324	56	District #8 – Lyngaas	1997	2009

Michael Hasbargen 2553 360th ST Breckenridge, MN 56520	62	District #4 – Factory East	1993	2008

Dennis Klosterman 7942 CTY RD 1 Mooreton, ND 58061	47	District #3 – Gorder	2004	2007(2)

Russell Mauch 16305 Hwy 13 Barney, ND 58008	52	District #2 – Factory West	1998	2007(3)

Charles Steiner 2851 310th AV Foxhome, MN 56543-9312	57	District #6 – Yaggie	2000	2009

Alton Theede 609 3rd AV SE Hankinson, ND 58041	63	District #1 – Tyler	2003	2009

1)	Mr. Butenhoff’s term as a director of the Company from District #9-Peet expires on December 4, 2007.
2)	Mr. Klosterman’s term as a director of the Company from District #3-Gorder expires on December 4, 2007.
3)	Mr. Mauch’s term as director of the Company from District #2-Factory West expires on December 4, 2007.

Dale Blume graduated from the NDSU with a degree in Ag Economics in 1973. He began farming in 1971 and continues to be actively farming today. Mr. Blume is one of Minn-Dak Farmers Cooperative’s original stockholders. Mr. Blume is a member of the Grant County FSA Board, the Delaware Township Board, and is a director at the First State Bank in Kensington, MN. He is also the co-chairman of the administrative council and on the financial committee of the United Methodist Church in Herman. He also serves on the Board of Directors for Minn-Dak Yeast Company.

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

Dennis Klosterman has been a director since 2004. Mr. Klosterman graduated from Wahpeton High School in Wahpeton in 1978. He began farming with his father and brother in the Mooreton, ND area in 1979 while attending North Dakota State College of Science and North Dakota State University. Mr. Klosterman has, and continues to, serve his community and church in several areas. He was a member and chairman of the Minn-Dak Farmers Cooperative Political Action Committee. Mr. Klosterman is a member of various farm and commodity organizations. Mr. Klosterman also serves on the Board of Directors for Minn-Dak Yeast Company.

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

Charles Steiner has been a director since 2000. Mr. Steiner has been farming near Foxhome, MN since 1969. Mr. Steiner graduated from the Northwest School of Agriculture, University of Minnesota at Crookston, MN. He also serves on the Board of Directors for Midwest Agri-Commodities Company and Minn-Dak Yeast Company. Mr. Steiner serves as the ex-officio member on the Board of Directors for United Sugars Company.

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

Information about Committees of the Board of Directors

The Board of Directors has established a Compensation Committee, an Audit Committee and a Nominating Committee. The composition and function of these committees are set forth below

Compensation Committee. The Compensation Committee operates under a written charter and discharges the Board’s responsibilities relating to the fair and competitive compensation for the Chief Executive Officer, including reviewing and approving goals and objectives relating to the compensation of the Chief Executive Officer and the performance of the Chief Executive Officer. Based on its review, the Compensation Committee makes recommendations to the Board of Directors regarding the elements of the Chief Executive Officer’s compensation and the Compensation Committee, along with the Board of Directors, approves the compensation and other benefits of the Chief Executive Officer. A copy of the current charter of the Compensation Committee is available by following the link to “About MDFC” on the Company’s website at www.mdfarmerscoop.com. During 2007, the members of the Compensation Committee were Messrs. Charles Steiner (Chair), Dennis Butenhoff, Dennis Klosterman, Brent Davison and Alton Theede.

Nominating Committee. Shareholders from each district select two shareholders to serve as a Nominating Committee for that district. The Nominating Committee for each district is responsible for facilitating nominations for the position of director by shareholders of that district and evaluating whether shareholder proposed nominees are qualified candidates. Each Nominating Committee operates under a series of written guidelines relating to the legal requirements for the Company’s directors, qualifications of nominees, and process for soliciting shareholder nominees. During 2007, the members of the Nominating Committee were Messrs. Ed Moen (Chair), Roger Hanson (Alternate Chair), Gary Friskop, Luke Mauch, Bruce Olson, Blain Kummer and Dave Benedict. In fiscal 2007, there have not been any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee. The Audit Committee assists the Board in fulfilling its responsibility relating to corporate accounting and reporting practices of the Company, the quality and integrity of financial reports, the financial reporting processes, the system of internal controls; the qualifications, independence and performance of the independent auditors; and compliance by the Company with certain legal and regulatory requirements. The Audit Committee has the authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews the Company annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor. The Audit Committee operates under a written charter that is available by following the link to “About MDFC” on the Company’s website at www.mdfarmerscoop.com. During 2007, the Audit Committee consisted of Messrs. Russ Mauch (Chair), Dale Blume, Dennis Butenhoff, Doug Etten and Alton Theede.

The Board of Directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee. After review, the Board of Directors has determined that none of the members of the Audit Committee meet the Securities and Exchange Commission definition of an “audit committee financial expert.” However, the Company believes that, taken as a whole, the members of Audit Committee have sufficient education, experience and qualifications to carry out their duties.

Executive Officers

The table below lists the senior management employees of the Company, none of whom owns any common or preferred shares. Brief biographies for each of the officers are included after the table.

Name	Age	Position
David H. Roche	60	President and Chief Executive Officer
Steven M. Caspers	57	Executive Vice President and Chief Financial Officer
Jeffrey L. Carlson	52	Vice President Operations
John Haugen	55	Vice President Engineering
Thomas D. Knudsen	53	Vice President Agriculture
Richard D. Ames	50	Operations Manager of Minn Dak Yeast
Susan Johnson	60	Communications Manager
Allen E. Larson	52	Controller and Chief Accounting Officer
John S Nyquist	52	Purchasing Manager
Greg J. Schmalz	56	Director Human Resources
Kevin R. Shannon	53	Safety Director

David H. Roche is Minn-Dak Farmers Cooperative’s third president and CEO. He joined the Wahpeton, ND based sugar cooperative on March 1, 2001. He serves on the boards of United Sugars Corporation and Midwest Agri-Commodities. Mr. Roche is chairman of the board for Minn-Dak Yeast Company. In addition, he is a trustee of the United States Beet Sugar Association, and a member of the Board of Directors of The Sugar Association, Washington, D.C. Mr. Roche began his sugar industry career as a controller for Michigan Sugar Company in 1976. He progressed through the ranks until he was named president in 1994. In 1996 he became president of Savannah Foods Industrial and was appointed senior vice president of Savannah Foods & Industries. Imperial Sugar Company acquired controlling interest in Savannah in 1998. He was named as a managing director and senior vice president. Mr. Roche holds an MBA in Accounting from Michigan State University and became a Certified Public Accountant in 1974.

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

Jeffrey L. Carlson is a graduate of the University of Minnesota-Morris with a Bachelor of Arts in Chemistry and the University of North Dakota with a Ph.D. in Physical Chemistry. He received his MBA from North Dakota State University in 2001. Mr. Carlson began his career as a research chemist and an assistant professor in 1986. Mr. Carlson began his employment with the Company on June 4, 1990.

John R. Haugen was promoted to the position of Director of Engineering on November 2, 2001 and to Vice President Engineering on August 1, 2002. He started his career with Minn-Dak Farmers Cooperative in 1976 as an Assistant Engineer and prior to this promotion held the position of Senior Engineer. Mr. Haugen is a graduate of the University of North Dakota and holds a BS in Mechanical Engineering.

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

Susan M. Johnson has attended several post-secondary education classes in fields related to her employment at the Cooperative. Ms. Johnson began her career in the accounting department as receptionist and payroll clerk. She has also been employed in the human resources department, the executive offices, and is currently in the position of communications manager/executive administrative assistant. Ms. Johnson began employment with the Company on June 26, 1978.

Allen E. Larson is a graduate of Moorhead State University with a Bachelor of Science in Business Administration and a major in Accounting. He has been employed with the Company since October 26, 1981. Mr. Larson is a member of, and is currently serving as the Vice President of the North Central Chapter of, the National Society of Accountants for Cooperatives.

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

Code of Ethics for Executive Officers

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics is included in its Standards of Business Conduct which is publicly available by following the link to “About MDFC” at its website at www.mdfarmerscoop.com.

The Company intends to satisfy the disclosure requirements of the Securities and Exchange Commission regarding certain amendments to, or waivers from, provisions of its code of ethics that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on the Company’s website at www.mdfarmerscoop.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the following executive officers who are referred to in this Annual Report on Form 10-K as the Named Executive Officers:

•	David H. Roche, President and Chief Executive Officer;
•	Steven M. Caspers, Executive Vice President and Chief Financial Officer;
•	John Haugen, Vice President Engineering;
•	Thomas D. Knudsen, Vice President Agriculture; and
•	Jeffrey L. Carlson, Vice President Operations.

This section is intended to provide a framework within which to understand the actual compensation awarded to or earned by the Named Executive Officers during the year ended August 31, 2007, as reported in the compensation tables and accompanying narrative sections appearing on pages 36 to 45 of this Annual Report on Form 10-K.

Role of the Compensation Committee in Determining Executive Compensation

The primary responsibility of the Compensation Committee is to discharge the Board’s responsibilities relating to the fair and competitive compensation of the Company’s Chief Executive Officer. This responsibility includes reviewing and recommending to the Board the compensation and other terms of employment of the Chief Executive Officer, overseeing significant aspects of compensation and benefit programs in which the Chief Executive Officer participates, and approving performance-based goals and compensation. The Compensation Committee also annually reviews the Chief Executive Officer’s compensation and evaluates the Chief Executive Officer’s performance.

Under its charter, the Committee has the authority to engage the services of outside advisors, experts and others to assist it in performing its duties. While the Compensation Committee has used the services of a compensation consultant in the past, it did not do so in determining fiscal year 2007 compensation for the Chief Executive Officer. The Compensation Committee may choose to use the services of a compensation consultant in the future.

Role of Management in Compensation Process

The Compensation Committee does not oversee or design compensation programs for any of the Named Executive Officers other than the Chief Executive Officer. The Compensation Committee believes that it is the responsibility of the Chief Executive Officer, as the highest highest-ranking executive, to implement the business goals of the Company established by the Board of Directors and to manage the Company’s business against an annual budget established by the Board of Directors. In this regard, the Chief Executive Officer is responsible for determining a strategy for achieving these goals, including the allocation of personnel, time and financial resources consistent with the budget. The Compensation Committee believes it is the responsibility of the Chief Executive Officer to manage and compensate the other Named Executive Officers in a manner that provides sufficient incentives for these employees to meet the business goals of the Company and to control compensation and benefits expense for all employees, including the Named Executive Officers. In reviewing the performance of the Chief Executive Officer each year, the Compensation Committee takes into consideration the extent to which the Chief Executive Officer has successfully fulfilled these responsibilities and holds the Chief Executive Officer accountable for the performance of each executive officer reporting to him.

In determining compensation for the Chief Executive Officer, the Compensation Committee solicits input from the Director of Human Resources and the Chief Financial Officer, primarily relating to the cost of the Company’s compensation programs and the financial performance of the Company. None of the Named Executive Officers, other than the Chief Executive Officer, has a role in establishing executive compensation. From time to time, some of the Named Executive Officers are invited to attend meetings of the Compensation Committee. However no Named Executive Officer attends any executive session of the Compensation Committee or is present during deliberations or determination of that Named Executive Officer’s compensation.

While the Chief Executive Officer does not seek approval from the Compensation Committee for the compensation of the other Named Executive Officers, the Chief Executive Officer does discuss their compensation with the Compensation Committee and with the Board of Directors from time to time to solicit input and advice.

Compensation Philosophy and Design of Compensation Programs

The Compensation Committee’s philosophy is to provide competitive levels of compensation that are consistent with the Company’s annual and long-term performance goals. The Compensation Committee attempts to balance the financial interests of the Chief Executive Officer against the Company’s goal of maximizing its return to its shareholders. In determining the competitiveness of its programs, the Compensation Committee reviews the compensation offered by other local employers, as well as other sugar production cooperatives, such as American Crystal Sugar Company and Southern Minnesota Beet Sugar Cooperative. When determining compensation for the Chief Executive Officer, the Compensation Committee considers whether the form and amount of compensation is consistent with its philosophy.

The Compensation Committee believes that the Chief Executive Officer’s base salary should be at or below base salaries of similar positions in the region and in the Company’s industry. The Compensation Committee also adjusts base salary comparables for the size of the Company’s operations, both in terms of tons of sugarbeets processed and the quantity of sugar produced. The Compensation Committee intentionally sets base salary lower than comparable salaries believing that variable cash compensation, tied to specific performance measures, should constitute a significant portion of the Chief Executive Officer’s overall cash compensation. The variable cash compensation is provided through two bonus programs, one based on return per acre (referred to as the “Profit Sharing Bonus”) and one recommended by the Compensation Committee for Board of Directors approval based upon the results of an annual performance review (the “Performance Bonus”). The Compensation Committee intends the Profit Sharing Bonus to be fairly challenging and that average financial performance measured by return per acre will result in a relatively low level of Profit Sharing Bonus, while above average or exceptional financial performance would be required before a higher level Profit Sharing Bonus is earned by the Chief Executive Officer. Because return per acre is the measure that best quantifies the Company’s return to shareholders, the Compensation Committee believes that this measure is appropriate to align the Chief Executive Officer’s interests with those of the shareholders.

In determining the total compensation for the other Named Executive Officers, the Chief Executive Officer ascribes to much the same philosophy as the Compensation Committee but the Chief Executive Officer also considers internal pay equity, external competitiveness and the contribution of each executive to the Company’s overall performance when determining base salary and eligibility for a discretionary performance-based bonus.

Elements of In-Service Compensation

The Compensation Committee followed the guiding principles outlined above in the development and administration of the compensation of the Chief Executive Officer while employed by the Company. The elements of in-service compensation of the Chief Executive Officer consist of base salary, a Profit Sharing Bonus based on return to shareholders and a discretionary Performance Bonus based on the Chief Executive Officer’s individual performance.

The Named Executive Officers, other than the Chief Executive Officer, receive compensation while employed with the Company consisting of a base salary and a discretionary performance bonus determined by the Chief Executive Officer based upon the Company’s overall performance and the individual performance of the Named Executive Officer.

The Company does not believe that personal benefits or perquisites (i.e. “perks”) are appropriate as a significant element of compensation, in particular because perks are not conditioned upon performance and are not based upon contribution to the Company’s business. None of the Named Executive Officers received perks that were a significant compensation element in 2007.

Base Salaries

Mr. Roche and the Company entered into an employment agreement in 2001 and since that time, the Company has annually reviewed Mr. Roche’s performance to determine whether to retain Mr. Roche’s services and to establish a salary for Mr. Roche. The Compensation Committee set Mr. Roche’s base salary in August 2006 at the time the Company entered into the renewal of Mr. Roche’s employment agreement through August 31, 2007. Mr. Roche’s annual base salary for 2007 was set at $322,400, an increase of 3.5% from the annual base salary of $311,500 for 2006. The Compensation Committee increased Mr. Roche’s base salary primarily to recognize an increase in the cost of living and compensation market movements. Mr. Roche determines salaries for the other Named Executive Officers based upon the executive’s personal performance, the need for the salary to remain competitive with other organizations in the industry and within general budgetary guidelines established by the Chief Executive Officer.

The following table sets forth the annual base salaries for 2007 and 2006 for each of the other Named Executive Officers, as well as the percentage increase in 2007 as compared to 2006:

Named Executive Officer	2007 Annual Base Salary	2006 Annual Base Salary	% Increase 2007 Over 2006
Steven M. Caspers	$165,300	$160,300	3.1%
John Haugen	$115,500	$112,000	3.1%
Thomas D. Knudsen	$121,000	$117,500	3.0%
Jeffrey L. Carlson	$125,600	$121,600	3.3%

Cash Bonus Programs

The cash bonus element of total compensation is available to the Named Executive Officers through a discretionary individual performance bonus, which for the Chief Executive Officer is referred to as the “Performance Bonus.” The Chief Executive Officer is also eligible for the Profit Sharing Bonus, a cash bonus based upon the return per acre to growers in the fiscal year.

In July 2007, the Compensation Committee and the Board of Directors conducted a performance review of Mr. Roche for fiscal 2007, in part to determine whether Mr. Roche would receive a Performance Bonus. This performance review solicited a rating from the Board of Directors of Mr. Roche’s performance in areas such as leadership, communication, budget and time management, as well as overall performance. This information was compiled anonymously and discussed among the Board members. The Board of Directors carefully reviewed Mr. Roche’s achievements for 2007, particularly his executive leadership contributing to a successful campaign during which the Company’s largest crop of sugarbeets was successfully processed and marketed, his involvement and leadership in industry affairs, and the above-average financial returns to the shareholders, in determining whether to award a Performance Bonus and the amount of the Performance Bonus. In view of the variety of the factors and the amount of information considered as well as the complexity and subjectivity of these matters, the Compensation Committee did not find it practical to, and did not attempt to, make specific assessments of, quantify, rank or otherwise assign relative weights to the specific factors considered by the Board or by the Compensation Committee. Individual members of the Compensation Committee may have given different weight to different factors. For 2007, the Compensation Committee awarded Mr. Roche a Performance Bonus of $70,000.

Mr. Roche determined the discretionary performance bonus amounts to be paid to the other Named Executive Officers and, consistent with past practice, he presented this information to the Compensation Committee and the Board of Directors for feedback in July 2007. Mr. Roche, in establishing the performance bonus awards for the other Named Executive Officers, considered their individual contribution toward achieving the Company goals, and the level of return to shareholders measured through dollars paid per acre of sugarbeets grown. The Company and Mr. Roche are currently developing a more formal program for executive officers (other than the Chief Executive Officer) for determining performance bonus awards that will clearly specify goals to be achieved and the level of bonus payment (as a percent of base salary) at various levels of achievement of the goals. The following table shows the individual Performance Bonus paid to each of the Named Executive Officers for 2007 and also shows the performance bonus as a percentage of 2007 salary:

Named Executive Officer	2007 Performance Bonus	% Of 2007 Annual Base Salary
David H. Roche	$70,000	22%
Steven M. Caspers	$65,000	39%
John Haugen	$36,000	31%
Thomas D. Knudsen	$36,000	30%
Jeffrey L. Carlson	$36,000	29%

For Mr. Roche, the Profit Sharing Bonus consists of a cash bonus based upon the return per acre to growers, with a matrix determining the amount of Profit Sharing Bonus at various levels of return per acre. The matrix was established by the 2001 employment agreement between Mr. Roche and the Company and sets forth the Profit Sharing Bonus that would be earned by him at various levels of return per acre to the growers as follows:

Return Per Acre to Growers	Profit Sharing Bonus Amount
$700 - $749	$10,000
$750 - $799	$20,000
$800 - $849	$30,000
$850 - $899	$40,000
Over $900	$50,000

For the purposes of the Profit Sharing Bonus, return per acre is the amount received by the shareholders/growers as a grower payment for sugarbeets and does not include patronage, retains or trucking payments. For 2007, the return per acre to the growers was in excess of $900 per acre resulting in a Profit Sharing Bonus to Mr. Roche of $50,000. Mr. Roche’s Profit Sharing Bonus and Performance Bonus resulted in an aggregate bonus of $120,000, resulting in an amount equal to 37% of his 2007 annual base salary.

Elements of Post-Termination Compensation

In 2001, the Company entered into an employment agreement with Mr. Roche relating to his service as the President and Chief Executive Officer. The Company’s employment agreement with Mr. Roche did not provide for severance or any other post-termination payments for 2007, except through plans in which executive officers participate generally. On August 28, 2007, the Company and Mr. Roche entered into a renewal agreement to the 2001 employment agreement that provides for, among other things, certain severance or post-termination payments. This renewal agreement is in effect for the one-year period ended August 31, 2008. The Company does not have employment agreements or arrangements with any of the other Named Executive Officers. See “Executive Compensation – Employment and Post-Employment Arrangements” in this Annual Report on Form 10-K for a discussion of the terms of the employment agreement with Mr. Roche.

Impact of Regulatory Requirements

In determining the compensation policies, programs and actions to be taken by the Company with respect to executive compensation, the Compensation Committee considers the impact of accounting rules, securities rules and tax rules. The Compensation Committee regularly reviews changes in these regulatory requirements to determine their applicability and impact on the Company. In 2007, the Compensation Committee adopted its charter, which included changes to securities rules and regulations and those requiring this Compensation Discussion and Analysis section.

Summary Compensation Table

The following table shows information concerning compensation earned for services in all capacities during fiscal year 2007 for: (i) David H. Roche, who served as the Company’s Chief Executive Officer in fiscal year 2007; (ii) Steven M. Caspers, who served as the Company’s Chief Financial Officer in fiscal year 2007; and (iii) the three other most highly compensated executive officers of the Company whose total compensation was at least $100,000, less the amount representing the change in pension value and nonqualified deferred compensation earnings (together referred to as the “Named Executive Officers”).

Name and Position	Year	Salary (1)	Bonus (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
David H. Roche, President & CEO	2007	$322,232	$120,000	$58,625	$20,459	$521,316
Steven M. Caspers, Exe. VP & CFO	2007	$165,701	$65,000	$49,408	$19,476	$299,585
John Haugen, VP Engineering	2007	$115,808	$36,000	$25,231	$23,190	$200,229
Thomas D. Knudsen, VP Agriculture	2007	$121,528	$36,000	$22,045	$6,264	$185,837
Jeffrey L. Carlson, VP Operations	2007	$126,113	$36,000	$15,021	$6,488	$183,622

(1)

A portion of the salary of each of Messrs. Roche and Caspers was deferred into the Company’s Nonqualified Deferred Compensation Plan. Amounts shown are not reduced to reflect the deferral elections of any of the Named Elective Officers.

(2)

This column reflects bonuses earned in 2007, including both a discretionary and profit sharing bonus, where applicable. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Cash Bonus Programs” for a description of bonuses that may be earned by the Named Executive officers

(3)

Amounts in this column reflect the aggregate increase in actuarial present value of the benefits under the pension plan and supplemental pension plan as applicable. A portion of the change in pension benefits value is attributable to the additional year of service, any annual salary increase and bonus received.

(4)	Amounts in this column include:

Name	Registrant Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$8,963	$11,495	—
Steven M. Caspers	$7,198	$ 2,742	$ 9,537
John Haugen	$4,952	$ 1,579	$16,659
Thomas D. Knudsen	$5,161	$ 1,026	—
Jeffrey L. Carlson	$5,364	$ 1,124	—

(a)	Reflects the Company’s contribution to the 401(k) plan for each Named Executive Officer.
(b)	Includes premiums paid by the Company for life insurance coverage in excess of $50,000 and supplemental long-term disability coverage.
(c)	Reflects amounts paid out to Named Executive Officers for vacation hours that were paid in cash.

2007 Pension Benefits

The table below sets forth information on the pension benefits for the Named Executive Officers under each of the following:

•	Minn-Dak Farmers Cooperative Pension Plan; and

•	Minn-Dak Farmers Cooperative Supplemental Executive Retirement Plan.

Both the MDFC Pension Plan and the MDFC SERP are described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

No pension benefits were paid to any of the Named Executive Officers in fiscal year 2007. The Company does not have a policy for granting extra pension service. Further information on these pension plans, is included within this section of this Item of Form 10-K entitled “Compensation Discussion and Analysis.”

The amounts reported in the table below equal the present value of the accumulated benefit at August 31, 2007, for the Named Executive Officers under each plan based upon the assumptions described in footnote 2.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)
David H. Roche	MDFC Pension Plan	7	$145,672
	MDFC SERP	7	$144,697
Steven M. Caspers	MDFC Pension Plan	34	$528,161
John Haugen	MDFC Pension Plan	32	$270,603
Thomas D. Knudsen	MDFC Pension Plan	31	$236,912
Jeffrey L. Carlson	MDFC Pension Plan	17	$130,210

(1)	An employee earns a full year of credited service in the pension plan with 1,000 or more hours of service during the year.
(2)

The accumulated benefit is based on service and earnings (base salary and bonus, as described above) considered by the plans for the period through August 31, 2007. It includes the value of contributions made by the Named Executive Officers throughout their careers. For the Pension Plan and SERP, the present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 13 to the financial statements contained elsewhere in this Annual Report on Form 10-K. As described in such note, the interest assumption is 6.5% for fiscal year 2007. The post-retirement mortality assumption is based on the 1983 Group Annuity Mortality Table.

Nonqualified Deferred Compensation

The table below provides information on the non-qualified deferred compensation of the Named Executive Officers in fiscal year 2007 under the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the terms of the Deferred Compensation Plan, participants may elect to defer receipt of their compensation and the Deferred Compensation Plan provides a means for deferrals of compensation. The Deferred Compensation Plan is described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

Name	Executive Contributions in Fiscal Year 2007 (1)	Aggregate Earning in Fiscal Year 2007 (2)	Aggregate Balance at 8-31-07 (3)
David H. Roche	$24,231	$10,141	$94,302
Steven M. Caspers	$ 855	$ 6,521	$56,241
John Haugen	—	$ 2,445	$15,241
Thomas D. Knudsen	—	$ 2,211	$19,448
Jeffrey L. Carlson	—	—	—

(1)

The annual salary deferrals included in this column are reflected in the salary column of the Summary Compensation Table. The deferrals of the bonus awards reflected in this column are reported in the bonus column of the Summary Compensation Table.

(2)

Amounts in this column include gains and losses on deferred compensation invested through the Deferred Compensation Plan. None of the earnings or losses in this column are included in the Summary Compensation Table.

(3)	Amounts in this column reflect the aggregate balance at 2007 fiscal year end.

Employment and Post-Employment Arrangements

Agreement with David H. Roche

On March 1, 2001, the Company entered into an employment agreement with David H. Roche to serve as its President and Chief Executive Officer with an initial term through August 31, 2002. This initial term has been renewed for 12 month periods running from September 1 to August 31 of the following year. Under the terms of the employment agreement, Mr. Roche is eligible for an increase in this base salary based upon an annual performance review and eligible for a profit sharing bonus based upon return per acre. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Cash Bonus Programs” for the matrix associated with the return per acre bonus. The Board of Directors also has the discretion to grant Mr. Roche a performance bonus regardless of whether the return per acre bonus is awarded. Mr. Roche is also eligible for health, dental and vision insurance on the same terms as other non-union employees, as well as other group benefits such as term life insurance, accidental death and dismemberment insurance, long-term disability insurance. If Mr. Roche retires as Chief Executive Officer on or after his 62nd birthday, the Company will provide him with medical insurance until he reaches age 65. Mr. Roche will also be included in the Company’s non-qualified deferred compensation plan, the pension plan, supplemental executive retirement plan and 401(k) plan.

During any term of the employment agreement, the agreement may be terminated by either party upon written notice to the other at least ninety days prior to the end of the term, by the Company for “material breach” or “just cause” by Mr. Roche and upon Mr. Roche’s death or disability. For the purposes of the employment agreement, “material breach” and “just cause” mean willful misconduct in following legitimate directions of the Board of Directors; breach of loyalty to the cooperative; conviction of a felony; habitual drunkenness; excessive absenteeism not related to illness, sick leave or vacations, but only after notice from the Board of Directors followed by a repetition of such excessive absenteeism; dishonesty; or continuous conflicts of interest after notice in writing from the Board of Directors.

On August 22, 2006, the Company and Mr. Roche entered into a renewal agreement for the period September 1, 2006 to August 31, 2007. The renewal agreement set Mr. Roche’s annual base salary at $322,400 for that renewal period and also provided for five weeks of vacation per year beginning on September 1, 2006, with increases over 5 weeks’ vacation at the discretion of the Board of Directors. The other provisions of the 2001 employment agreement were in effect for that renewal period.

On August 28, 2007, the Company and Mr. Roche entered into a renewal agreement for the period September 1, 2007 to August 31, 2008. In the renewal agreement, Mr. Roche’s annual base salary was set at $333,700 for the one-year period ended August 31, 2008. The renewal agreement also operated as an amendment to the termination provisions of the 2001 employment agreement. Under the employment agreement as modified by the renewal agreement, Mr. Roche’s employment may be terminated by either party upon 90 days’ advance notice, by the Company for “material breach” or “just cause” (as those terms are defined in the renewal agreement) and upon Mr. Roche’s death or disability. Under the renewal agreement, if the Company terminates Mr. Roche’s employment without cause, the Company will pay Mr. Roche’s then-current base salary for a period of 12 months, conditioned upon receipt of a general release and compliance with provisions of the renewal agreement relating to confidentiality of Company information. This post-employment payment does not apply to termination of Mr. Roche’s employment by Mr. Roche, by the Company for cause, or by reason of death or disability. The renewal agreement also added a provision to the employment agreement by which Mr. Roche agrees to keep confidential certain Company information during the term of his employment with the Company and following termination of employment.

Post-Employment Arrangements for Named Executive Officers

The Company’s employment agreement with Mr. Roche does not provide for severance (unless terminated without cause) or any other post-termination payments for 2007, except through plans in which the Named Executive Officers participate generally. The Company provides post-employment compensation for the Named Executive Officers, David H. Roche, Steven M. Caspers, Thomas D. Knudsen, Jeffrey L. Carlson and John Haugen, through the following plans:

•	defined benefit retirement plan;
•	supplemental executive retirement plan;
•	non-qualified deferred compensation plan; and
•	401(k) retirement savings plan.

The Company has established the Minn-Dak Farmers Cooperative Pension Plan. The Pension Plan is a noncontributory, defined benefit retirement plan, which is available to all of its eligible employees. For 2007, there were approximately 326 eligible current employees participating in the Pension Plan, including the Named Executive Officers. The benefits of the Pension Plan are funded by periodic contributions by the Company to a retirement trust that invests the contributions and earnings from such contributions to pay benefits to employees. The Pension Plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee’s compensation level. Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. The plan also provides for the payment of certain disability and death benefits. See the table entitled “Pension Benefits” under Item 11. Executive Compensation of this Annual Report on Form 10-K for information on the benefits for 2007 to each of the Named Executive Officers under the Pension Plan.

The Board of Directors adopted a Supplemental Executive Retirement Plan on January 21, 1997. Subject to the discretion of the Board of Directors, the Company credits to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. Of the Named Executive Officers, only Mr. Roche participated in the Supplemental Executive Retirement Plan in 2007. See the table entitled “Pension Benefits” under Item 11. Executive Compensation of this Annual Report on Form 10-K for information on the benefits for 2007 to Mr. Roche under the Supplemental Executive Retirement Plan. Unlike the Company’s Pension Plan, the Supplementary Executive Retirement Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes.

On August 1, 1978 the Company executed an adoption agreement establishing an unfunded Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for a select group of management or highly compensated employees. Under the terms of the Deferred Compensation Plan, certain employees may elect to defer receipt of their compensation and the Deferred Compensation Plan provides a means for deferrals of compensation into various investment options. The participants may change their election among these options no more than one time per quarter. The income earned does not constitute an “above-market interest rate” as defined by the Securities and Exchange Commission.

Under the Deferred Compensation Plan, participants may elect to defer any amount of their current salary and bonus as of the end of the prior year for the first payroll period beginning in the next year of the Deferred Compensation Plan. Income will be gained or lost on a daily basis as a result of the participants directed investment of his/her account. The participant is vested in those earnings immediately. Participants are eligible for payouts from the Deferred Compensation Plan at termination, death or disability. With respect to distributions, participants may only elect to receive payments in the form of cash over no more than ten annual installments. While the Company does not provide any matching contribution under the Company’s 401(k) retirement savings plan for compensation amounts deferred into the Deferred Compensation Plan, the Company does have the discretion to make nonelective or matching contributions to the Deferred Compensation Plan. Participants have no right, either directly or indirectly, to anticipate, sell, assign or otherwise transfer any benefit accrued under the Deferred Compensation Plan. In addition, no participant has any interest in any Company assets set aside as a source of funds to satisfy its benefit obligations under the Deferred Compensation Plan, including the establishment of any trust. Participants have the status of general unsecured creditors of the Company and the Deferred Compensation Plan constitutes an unsecured promise by the Company to make benefit payments in the future. See the table entitled “Nonqualified Deferred Compensation” under Item 11. Executive Compensation in this Annual Report on Form 10-K for information on the benefits for 2007 for each of the Named Executive Officers under the Deferred Compensation Plan.

The Company maintains a Section 401(k) retirement savings plan that permits employees, including the Named Executive Officers, to elect to set aside a portion of their gross compensation on a pre-tax basis in a trust to pay future retirement benefits. The Company provides a matching contribution of 100% of each employee’s first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement at age 65, or if the employee chooses, any time after early retirement at or after age 55; (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married). Federal law limited employee pre-tax income contributions to $15,000 in calendar year 2006 for each participating employee age 49 and under, and $20,000 for each participating employee age 50 and older. For calendar year 2007, employee pre-tax income contributions were limited to $15,500 for each participating employee age 49 and under and $20,500 for each participating employee age 50 and older. See the table entitled “Summary Compensation Table” for information on the benefits for 2007 to each of the Named Executive Officers under the Company’s 401(k) plan.

DIRECTOR COMPENSATION

Directors of the Company received the following amounts for Board and committee service in fiscal year 2007: $260 per regular Board meeting, special Board meeting and committee meeting. In addition, from time to time the Company requests that directors represent the Company’s interests at various industry meetings and conferences, meetings with government or regulators, meetings with shareholders and growers and other meetings with stakeholders. For attendance at each meeting requested by the Company, each director receives $130 per day for service of less than five hours and $260 per day for service of more than five hours. The Chairman of the Board of Directors also receives an additional retainer of $500 per month to compensate for the extra duties associated with that position. Mr. Michael Hasbargen served as the Chairman of the Board of Directors in fiscal year 2007.

The following table shows for fiscal year 2007, the cash and other compensation earned by each of the Company’s directors. Other than cash retainer and meeting fees earned in fiscal year 2007 as described above, none of the Company’s directors earned any other cash or other compensation.

Name of Director	Fees Earned or Paid in Cash (1)	Total
Dale Blume	$ 9,745	$ 9,745
Dennis Butenhoff	$13,505	$13,505
Brent Davison	$11,180	$11,180
Doug Etten	$18,300	$18,300
Michael Hasbargen	$26,650	$26,650
Dennis Klosterman	$12,765	$12,765
Russell Mauch	$16,325	$16,325
Charles Steiner	$14,685	$14,685
Alton Theede	$ 8,985	$ 8,985

(1)	Includes the amount of cash compensation earned or paid in fiscal year 2007 for Board and committee service, as well as for attendance at meetings requested by the Company.

REPORT OF THE COMPENSATION COMMITTEE

The following report of the Compensation Committee shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K for the year ended August 31, 2007 entitled Compensation Discussion and Analysis (the “CD&A”) with management. In reliance on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended August 31, 2007 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors

Charles Steiner (Chair)

Dennis Butenhoff

Dennis Klosterman

Brent Davison

Alton Theede

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock. The Preferred Stock of the Company is non-voting stock. The Company’s stock can only be held by individuals who are sugarbeet growers. To the Company’s knowledge, as of November 6, 2007, no person owned beneficially more than 5% of the Company’s outstanding shares and none of the principal officers listed above owned any such shares. As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote. As a group, the directors own 5.23% of the outstanding Preferred Stock.

Name	Position with Company	No. of Shares	% of Shares
Dale Blume	Director	213	less than 1%
Dennis Butenhoff	Director	370	less than 1%
Brent Davison	Director	1,000	1.4%
Douglas Etten	Director	430	less than 1%
Michael Hasbargen	Director	350	less than 1%
Dennis Klosterman	Director	235	less than 1%
Russell Mauch	Director	474	less than 1%
Charles Steiner	Director	380.5	less than 1%
Alton Theede	Director	325	less than 1%
All Directors		3,777.5	5.23%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each of the Company’s directors is also a sugarbeet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets. Such payments for sugarbeets often exceed $120,000. However, such payments that are received by the directors, or the entities they represent, are on the same basis as payments received by other members of the Company for the delivery of their sugarbeets. Except for the sugarbeet sales described in the preceding sentences, since the beginning of fiscal year 2007, the Company has not entered into any transaction and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

The charter of the Audit Committee provides that the Audit Committee is responsible for reviewing and approving the terms and conditions of all of transactions the Company enters into in which an officer, director or 5% or greater shareholder or any affiliate of these persons has a direct of indirect material interest. The Standards of Business Conduct, which is applicable to all of the Company’s employees and directors, also prohibits the Company’s employees, including executive officers, and the Company’s directors from engaging in conflict of interest transactions. Requests for waivers by the Company’s executive officers and directors from the provisions of, or requests for consents by the Company’s executive officers and directors under, the Standards of Business Conduct must be made to the Audit Committee.

In addition, in November 2007, the Company adopted a formal related person transaction approval policy, which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the Securities and Exchange Commission. The Company’s policy applies to any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which the Company is a participant and in which a related person has a direct or indirect interest. Through the policy, the Audit Committee has also identified and pre-approved certain transactions with related persons, including:

•	employment of executive officers, director compensation to be reported in the Company’s Annual Report on Form 10-K,
•	payment of ordinary expenses and business reimbursements;
•	transactions with related companies in which the dollar amount does not exceed $60,000 or 2% of the other company’s total revenues;
•	charitable contributions in which the dollar amount does not exceed $25,000 or 2% of the charitable organization’s receipts;
•	payments made under our articles of incorporation, bylaws, insurance policies or other agreements relating to indemnification;
•

transactions in which our shareholders receive proportional benefits, specifically including payments to shareholders for sugarbeets of a similar quality and quantity and grower trucking payments to shareholders based upon generally applicable formulas; and

•	transactions that involve competitive bid, banking transactions and transactions where the terms of which are regulated by law or governmental authority.

The Audit Committee must approve any related person transaction subject to this policy before commencement of the related party transaction. If pre-approval is not feasible, the Audit Committee may ratify, amend or terminate the related person transaction. The Audit Committee will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a related party transaction:

•	whether the terms are fair to the Company;
•	whether the terms of the related party transaction are no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;
•	whether the related party transaction is material to the Company;
•	the role the related party has played in arranging the transaction;
•	the structure of the related party transaction;
•	the interests of all related parties in the transaction;
•	the extent of the related party’s interest in the transaction; and
•	whether the transaction would require a waiver of the Standards of Business Conduct.

The Audit Committee may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon the Company and the related person taking such precautionary actions, as the Audit Committees deems appropriate.

Independence of Directors and Committee Members

The Board of Directors undertook a review of director independence in November 2007 as to all nine directors then serving. As part of that process, the Board reviewed all transactions and relationships between each director (or any member of his immediate family) and the Company, its executive officers and its auditors, and other matters bearing on the independence of directors. Although none of the Company’s securities are listed on any stock exchange, the Board of Directors is required to select and apply the independence standards of a stock exchange. For the purposes of determining the independence of the Company’s directors and committee members, the Board of Directors selected the NASDAQ Marketplace Rules. As a result of its review, the Board of Directors affirmatively determined that each director, other than Mr. Michael Hasbargen, are independent according to the “independence” definition of the NASDAQ Marketplace Rules. Mr. Hasbargen is related by marriage to Steven M. Caspers, an executive officer of the Company.

The Company has also established separate criteria for eligibility to serve as a member of the Company’s Compensation Committee and Audit Committee.

The charter of the Compensation Committee requires that this committee consist of no fewer than three Board members and that no director shall be a member if the director currently is, or at any time during the past two fiscal years has been employed by the Company or in the judgment of the Executive Committee, has a relationship that would interfere with the exercise of independent judgment in carrying out responsibilities as a director or member of the Compensation Committee. Each member of our Compensation Committee meets these requirements.

The charter of the Audit Committee requires that the Audit Committee be comprised of at least three members, all of whom must be independent from management and the Company. The members of the Audit Committee should also include directors with financial or accounting backgrounds if available. The Board of Directors determined that each member of the Audit Committee meets the independence requirements of the charter. The Board of Directors also determined that some members of the Audit Committee have financial or accounting backgrounds.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees - paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2007 totaled $75,775 (including a $2,500 progress billing for the 2007 audit) and $71,000 (including a $2,500 progress billing for the 2006 audit) for the fiscal year ended August 31, 2006.

2.	Audit Related Fees – none

3.

Tax Fees – paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $16,558 for fiscal year ended August 31, 2007 and $15,225 for the fiscal year ended August 31, 2006.

4.

All Other Fees (Employee Benefit and USDA Audits) – paid to the Company’s principal accountant for services other than detailed in Items 1 thru 3 above total $20,225 for the fiscal year ended August 31, 2007 and $12,550 for the fiscal year ended August 31, 2006.

5.

It is part of the audit committee’s duties to appoint, compensate, and oversee the engagement of, retention, or replacement of, the independent auditors who audit the financial statements of the Company and its subsidiaries. The audit committee approves all audit services to be performed by the independent auditor. The committee ensures that the independent auditor is not engaged to perform any non-audit services that are considered “prohibited activities” by the Sarbanes-Oxley law.

The audit committee approves 100% of the services described in items 1 thru 4 above.

6.

The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees is zero.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

a.	Consolidated Financial Statements

-Report of Independent Registered Public Accounting Firm

-Consolidated Statements of Operations for the Years Ended August 31, 2007, 2006 and 2005

-Consolidated Balance Sheet as of August 31, 2007, 2006 and 2005

-Consolidated Statements of Changes in Members’ Investments for the years ended August 31, 2007, 2006 and 2005

-Notes to the Consolidated Financial Statements

b.	Financial Statement Schedules – None

c.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index, Item 15d.

ITEM 15A.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Minn-Dak Farmers Cooperative

Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2007, 2006, and 2005, and the related consolidated statements of operations, change in members’ investments and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2007, 2006, and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/S Eide Bailly LLP

Fargo, North Dakota

October 24, 2007

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2007, 2006, AND 2005

	2007	2006	2005
ASSETS

CURRENT ASSETS
Cash	$254,906	$223,593	$651,141

Receivables
Trade accounts	18,620,647	15,141,356	9,404,653
Growers	4,907,384	4,551,852	4,102,800
Income tax	—	85,647	9,990
Other	90,227	24,169	27,430
	23,618,258	19,803,024	13,544,873

Inventories
Refined sugar, pulp and molasses to be sold on a pooled basis	32,843,130	20,222,901	19,730,432
Sugarbeets	—	2,017,662	—
Nonmember refined sugar	28,793	34,955	200,633
Yeast	167,808	165,856	114,845
Materials and supplies	9,046,232	7,116,506	7,037,784
	42,085,963	29,557,880	27,083,694

Deferred charges	2,038,296	1,506,495	1,444,959

Prepaid expenses and other assets	1,502,146	1,010,569	1,632,888

Current deferred income tax asset	688,000	607,000	541,000

Total current assets	70,187,569	52,708,561	44,898,555

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	25,183,905	24,636,738	22,959,208
Buildings	37,481,480	37,474,147	37,263,990
Factory/Ag equipment	137,993,774	134,313,021	130,803,415
Other equipment	4,096,525	3,954,002	3,574,258
Construction in progress	1,382,936	933,339	2,315,654
	206,138,620	201,311,247	196,916,525
Less accumulated depreciation	111,843,105	103,991,337	97,088,389
	94,295,515	97,319,910	99,828,136

OTHER ASSETS

Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,500,298	11,017,442	11,038,556
Investment restricted for capital bond projects	—	600	1,491,930
Long-term deferred income taxes	150,000	—	—
Other	1,532,847	2,082,765	1,738,881
	13,183,145	13,100,807	14,269,367

	$177,666,229	$163,129,278	$158,996,058

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2007, 2006, AND 2005

	2007	2006	2005
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$19,000,000	$14,445,000	$9,800,000

Current portion of long-term debt and capital leases	2,591,849	2,564,630	3,600,000
Current portion of bonds payable	1,915,000	1,665,000	1,725,000
	4,506,849	4,229,630	5,325,000
Accounts payable
Trade	4,840,632	2,069,323	2,219,896
Growers	23,289,239	14,482,531	9,966,465
Income tax	122,271	—	—
	28,252,142	16,551,854	12,186,361
Payable to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	842,476	532,661	1,472,747

Accrued liabilities	4,357,762	2,923,978	3,681,747

Total current liabilities	56,959,229	38,683,123	32,465,855

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	16,923,816	20,362,925	19,900,000

BONDS PAYABLE	15,500,000	17,415,000	19,230,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	—	1,840,000	1,300,000

LONG-TERM PENSION LIABILITY	4,910,277	877,294	671,756

COMMITMENTS AND CONTINGENCIES (NOTE 11)

Total liabilities	94,293,322	79,178,342	73,567,611

NON-CONTROLLING INTEREST IN EQUITY OF SUBSIDIARY	—	—	2,018,551

MEMBERS’ INVESTMENT
Preferred stock
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B - 100,000 shares authorized $75 par value; 72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200
	18,483,200	18,483,200	18,483,200

Common stock, 600 shares authorized, $250 par value;
484 shares issued and outstanding on 8-31-07,	121,000	120,000	119,250
480 shares outstanding on 8-31-06 and
477 shares outstanding on 8-31-05
Paid in capital in excess of par	32,094,407	32,094,407	32,094,407
Unit retention capital	—	—	1,379,798
Qualified allocated patronage	—	—	722,691
Nonqualified allocated patronage	27,598,667	26,077,023	23,694,526
Accumulated other comprehensive loss	(2,368,458)	—	—
Retained earnings	7,444,091	7,176,306	6,916,024
	83,372,907	83,950,936	83,409,896

	$177,666,229	$163,129,278	$158,996,058

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUE
From sales of sugar, sugar co-products, and yeast, net of discounts	$278,571,049	$176,966,668	$189,681,378

EXPENSES
Production costs of sugar, co-products,and yeast sold	69,697,547	62,716,367	55,940,415
Sales and distribution costs	50,494,042	29,049,229	37,099,870
General and administrative	7,104,136	6,173,050	6,580,640
Interest	4,296,972	3,544,118	2,899,283
	131,592,697	101,482,764	102,520,208

OTHER INCOME (EXPENSE)	1,436,693	709,750	1,135,475

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE NON-CONTROLLING INTEREST	148,415,045	76,193,654	88,296,645

NON-CONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	(97,233)	(208,317)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$148,415,045	$76,096,421	$88,088,328

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$267,785	$260,282	$662,191
Patronage income	7,560,504	4,220,538	5,191,808

Net income credited to member’s investment	7,828,289	4,480,820	5,853,999

Payments to members for sugarbeets, net of unit retention capital	140,586,756	71,615,601	82,234,329

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$148,415,045	$76,096,421	$88,088,328

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENTS

YEARS ENDED AUGUST 31, 2007, 2006, AND 2005

	Preferred Stock	Common Stock	Paid in Capital In Excess of Par Value	Unit Retention Capital	Qualified Allocated Patronage	Non-Qualified Allocated Patronage	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Comprehensive Income/ (Loss)

BALANCE, AUGUST 31, 2004	$18,483,200	$122,000	$32,094,407	$3,048,825	$1,638,011	$20,510,179	$—	$6,253,833	$82,150,455	$—
Stock - Sales - common (4 shares)		1,000							1,000
Repurchases - common (15 shares)		(3,750)							(3,750)
Revolvement of unit retention capital				(1,669,027)					(1,669,027)
Revolvement of prior years’ allocated patronage					(915,320)	(2,007,461)			(2,922,781)
Net income for the year ended August 31, 2005						5,191,808		662,191	5,853,999	5,853,999
Comprehensive Income (Loss)										$5,853,999

BALANCE, AUGUST 31, 2005	18,483,200	119,250	32,094,407	1,379,798	722,691	23,694,526	—	6,916,024	83,409,896
Stock - Sales - common (14 shares)		3,500							3,500
Repurchases - common (11 shares)		(2,750)							(2,750)
Revolvement of unit retention capital				(1,379,798)					(1,379,798)
Revolvement of prior years’ allocated patronage					(722,691)	(1,838,041)			(2,560,732)
Net income for the Year ended August 31, 2006						4,220,538		260,282	4,480,820	4,480,820
Comprehensive Income (Loss)										$4,480,820

BALANCE, AUGUST 31, 2006	18,483,200	120,000	32,094,407	—	—	26,077,023	—	7,176,306	83,950,936
Stock - Sales - common (10 shares)		2,500							2,500
Repurchases - common (6 shares)		(1,500)							(1,500)
Revolvement of unit retention capital									—
Revolvement of prior years’ allocated patronage						(6,038,860)			(6,038,860)
Net income for the Year ended August 31, 2007						7,560,504		267,785	7,828,289	7,828,289
Pension liability adjustment							(2,368,458)		(2,368,458)	(2,368,458)
Comprehensive Income (Loss)										$5,459,831

BALANCE, AUGUST 31, 2007	$18,483,200	$121,000	$32,094,407	$—	$—	$27,598,667	$(2,368,458)	$7,444,091	$83,372,907

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2007, 2006, AND 2005

	2007	2006	2005
OPERATING ACTIVITIES
Income allocated to members’ investment	$7,828,289	$4,480,820	$5,853,999
Accumulated other comprehensive loss	(2,368,458)	—	—
Add (deduct) noncash items
Depreciation and amortization	8,264,023	8,086,383	7,723,754
(Gain) Loss on disposal of equipment	3,393	(27,330)	3,655
Contributed asset	—	(620,000)	—
Net loss allocated from unconsolidated marketing subsidiaries	57,149	54,971	30,299
Noncash portion of patronage capital credits	(714,194)	(415,113)	(964,916)
Deferred income taxes	2,071,000	474,000	19,000
Increase in cash surrender of retired executive life insurance	(55,048)	(27,308)	(38,958)
Minority interest	—	97,233	208,317
Changes in assets and liabilities:
Accounts receivable and advances	(3,591,066)	(7,122,580)	5,106,392
Inventory and prepaid expenses	(13,019,660)	(1,677,147)	2,977,212
Deferred charges and other	4,204	73,402	131,178
Accounts payable, accrued liabilities, and other liabilities	10,929,112	5,029,349	(4,950,090)

NET CASH FROM OPERATING ACTIVITIES	9,408,744	8,406,680	16,099,842

INVESTING ACTIVITIES
Investments restricted for capital lease projects	600	1,491,330	980,212
Proceeds from disposition of property, plant and equipment	30,404	111,156	1,571
Capital expenditures	(4,865,834)	(4,720,891)	(4,921,390)
Acquisition of Minn Dak Yeast non-controlling interest	—	(2,768,383)	—
Capital adjustment of marketing subsidiary	(61,072)	95,766	(248,239)
Net proceeds from patronage refunds and equity revolvements	240,461	209,205	217,819

NET CASH USED FOR INVESTING ACTIVITIES	(4,655,441)	(5,581,817)	(3,970,027)

FINANCING ACTIVITIES
Sale (repurchase) of common stock, net	1,000	750	(2,750)
Net proceeds from issuance of (payments on) short-term debt	4,555,000	4,645,000	(345,000)
Proceeds from long term debt	—	3,523,633	—
Dividends paid to non-controlling shareholder	—	(250,000)	—
Payment of financing fees	(260,570)	(288,664)	(313,097)
Payment of long-term debt	(5,076,890)	(5,971,078)	(5,760,000)
Payment of unit retains and allocated patronage	(3,940,530)	(4,912,052)	(5,328,309)

NET CASH USED FOR FINANCING ACTIVITIES	(4,721,990)	(3,252,411)	(11,749,156)

NET CHANGE IN CASH	31,313	(427,548)	380,659

CASH, BEGINNING OF YEAR	223,593	651,141	270,482

CASH, END OF YEAR	$254,906	$223,593	$651,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$4,848,602	$3,570,574	$3,070,845

Income tax payment (refund)	$160,050	$293,525	$(450,463)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Contributed asset	$—	$620,000	$—

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

The majority of the net proceeds from the Company are from member business.

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, Minn-Dak Yeast, which, as of May 1, 2006, is 100% owned by the Company. Prior to August 31, 2006, Minn-Dak Yeast Company activity was accounted for as non-patronage business. Effective September 1, 2006, Minn-Dak Yeast Company activity has been accounted for as patronage business.

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

Credit Risk

The Company and subsidiary grant credit to food processors located throughout the United States. In addition, the Company grants credit to member-growers located in North Dakota and Minnesota, for sugarbeet seed and limited produced co-products.

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

Deferred Charges

Agricultural development and labor procurement costs incurred in connection with the sugarbeet crop to be harvested in September and October, of the following fiscal year, are deferred and subsequently charged to expense during the ensuing processing period.

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

Capitalized assets include indirect costs such as fringe benefits, interest, and engineering when appropriate. The indirect costs capitalized for the years ended August 31, 2007, 2006, and 2005 were $158,642, $152,751, and $112,067, respectively. There was no construction-period interest capitalized for the years ended August 31, 2007, 2006 and 2005.

Goodwill and Other Tangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, the Company does not amortize goodwill. The Company evaluates goodwill and other intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recovered.

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

Revenue Recognition

The Company generally recognizes revenue at the point of customer receipt.

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

Impairment and Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and will cease to be depreciated. SFAS No. 144 also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change.

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sold upon receipt of the Company’s product by its customers as well as the net realizable value calculations of the inventory through allocations from the Company’s marketing Subsidiary.

Advertising

The Company’s advertising costs are expensed as incurred.

Pension Liability

In accordance with FAS 158, beginning with the fiscal year ended August 31, 2007, the Company records the liability for its defined benefit retirement plan as the benefit obligation in the financial statements. The difference between the benefit obligation and fair value of the plan assets is shown as Other Comprehensive Loss, offset by the long-term income tax benefit associated with FAS 158.

Reclassifications

Certain amounts have been reclassified in the fiscal 2005 financial statements to conform to the 2006 presentation. The reclassification had no effect on the results of operations for fiscal 2006.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (September 1, 2008 for the Company) and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Refer to Note 13 for additional information concerning this standard. Certain provisions of SFAS No. 158 have been implemented and others will be implemented as the requirements provide for.

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Refer to Note 8 for additional information concerning this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Company does not believe that SFAS No. 159 will have any material impact on its current financial statements. The Company cannot predict whether or not SFAS No. 159 will have an impact on future financial statements. SFAS No. 159 is effective as of the fiscal year ended August 31, 2009.

Concentration and Sources of Labor

The Company’s total factory campaign and full time workforce consists of 477 employees, of which 56% is covered by a collective bargaining agreement. The agreement expires on May 31, 2011.

Risks and Uncertainties

Interest costs - The Company is at risk for interest rate changes in both seasonal and long-term debt. The Company has long-term variable and fixed rates on a substantial portion of its long-term debt. The variable rate has limited variability on its rate; therefore the Company does not consider it’s interest rate risk for long-term debt to be material. Short-term debt risk is not expected to have a material impact on the Company’s annual return to its growers.

Other Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes rules for reporting comprehensive income and loss and its components. Comprehensive loss consists of the current year SFAS No. 158 adjustment and is presented in the Statement of Member’s Investment. See Note 13.

NOTE 2 - BUSINESS COMBINATIONS

The Company acquired the 20% non-controlling interest in Minn-Dak Yeast from Sensient Technologies Corp. (“Sensient”) in May of 2006. The Company now owns 100% of Minn-Dak Yeast. The supplemental disclosure of non-cash investing and financing activities related to the acquisition of the non-controlling interest in Minn-Dak Yeast is shown below.

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
$2,768,383

Intangible assets derived from the purchase of the non-controlling interest in Minn-Dak Yeast include Goodwill, which is not being amortized, and Customer Relations and a Non-Compete Agreement, which are being amortized on a straight-line basis over 15 years. The amortization of these intangible assets for the year ended August 31, 2007 and 2006 were $38,400 and $12,800 respectively. There was no amortization expense for these assets for the year ended August 31, 2005.

There are no contingent provisions or Research and Development assets purchased or written off in the purchase agreement between the Company and Sensient.

NOTE 3 - INVESTMENTS

The investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives consists of the following:

	2007	2006	2005

United Sugars Corporation	$1,255,082	$1,287,943	$1,457,058
Midwest Agri-Commodities	96,359	59,576	41,198
CoBank	4,676,881	4,575,738	4,488,197
Dakota Valley Electric Cooperative	5,409,879	5,036,016	4,998,379
Other	62,097	58,169	53,724

	$11,500,298	$11,017,442	$11,038,556

NOTE 4 - SHORT-TERM DEBT, LONG-TERM DEBT, AND CAPITAL LEASE PAYABLE

Short-Term Debt

Information regarding short-term debt for the years ended August 31, are as follows:

	2007	2006	2005

Seasonal loan with CoBank, due June 1, 2008, interest variable, currently at 6.71%	$19,000,000	$14,445,000	$9,800,000

The Company has a $50,000,000 seasonal line of credit with CoBank, with $31,000,000 available on August 31, 2007. The Company also has a $15,000,000 bid loan supplement facility through CoBank. As of August 31, 2007 there were no advances against this line. Advances, maturity dates, and interest rates on the supplemental facility, which expires on May 31, 2008, are not guaranteed. The lines are secured with a first lien on substantially all property and equipment and current assets of the Company. The Company also utilizes the USDA’s CCC Sugar Loan Program to provide an additional source of seasonal financing.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, are as follows:

	2007	2006	2005

Maximum borrowings	$74,850,000	$43,225,000	$46,975,000

Average borrowing levels	$39,241,154	$24,655,769	$26,325,769

Average interest rates	6.32%	5.70%	3.22%

Long-Term Debt

On May 29, 2007, the Company renewed the seasonal and term-debt lines of credit with CoBank.

Information regarding long-term debt at August 31 is as follows:

	2007	2006	2005

CoBank term loan, with fixed and variable rates, due in varying principal repayments through August 20, 2013, variable interest rate currently at 6.71%, with a first lien on substantially all property, equipment, and current assets of the Company located in Wahpeton, ND	$19,113,793	$22,437,931	$23,500,000

Less current maturities	(2,493,103)	(2,493,103)	(3,600,000)

	$16,620,690	$19,944,828	$19,900,000

The Company has complied with the terms of its loan agreement covenants for the years ended August 31, 2007, 2006, and 2005.

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

Interest expense for the years ended August 31, 2007, 2006, and 2005 totaled $4,296,972, $3,544,118, and $2,899,283 respectively.

Principal amounts due on the Company’s long-term debt are as follows:

Years ending August 31,
2008	$2,493,103
2009	3,324,138
2010	3,324,138
2011	3,324,138
2012	3,324,138
2013	3,324,138
$19,113,793

Capital Leases

The Company is the lessee of equipment under capital leases, with varying expiration dates. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. This equipment is being depreciated over its estimated useful life. Depreciation of assets under these capital leases is included in depreciation expense.

Minimum future lease payments under capital leases are as follows:

Years ending August 31,
2008	$117,983
2009	67,149
2010	67,149
2011	67,149
2012	139,483
Total minimum lease payments	$458,913
Less: Amount representing interest	57,041
Present value of net minimum lease payment	$401,872

NOTE 5 - BONDS PAYABLE

The Company financed construction projects related to the processing facility through the sale of Solid Waste Disposal Revenue and Industrial Development Revenue Bonds, Series 1996 and 2002, by Richland County North Dakota. The Company has leased the property and equipment from the County for the sum of the annual principal and interest payments on the bonds. Under the terms of the lease, the Company is responsible for the real estate taxes, insurance, repairs and maintenance, and other costs incident to the ownership of the property. The leased property is included with property and equipment in the financial statements and the bonds have been recorded as a direct obligation of the Company. Ownership of the property and equipment will transfer to the Company when the bonds are repaid in full. The bonds are guaranteed by the Company. The Company has letter of credit arrangements with a bank that provide security for obligations under the bonds payable totaling approximately $17,940,000 at August 31, 2007. There were no outstanding advances under these letter of credit arrangements at August 31, 2007. Details relative to the Company’s obligations under the lease agreement are as follows:

	2007
Payee	Variable Interest Rate	Final Maturity	Current Portion	Total	2006 Total	2005 Total

Richland County,
North Dakota	4.17%	Jan 2011	$1,125,000	$4,880,000	$5,945,000	$6,955,000

Richland County,
North Dakota	4.07%	Apr 2019	$790,000	12,535,000	13,135,000	14,000,000

			$1,915,000	$17,415,000	$19,080,000	$20,955,000

Minimum future principal payments required on the obligations under bonds payable are as follows:

Years ending August 31,
2008	$1,915,000
2009	2,010,000
2010	2,120,000
2011	2,230,000
2012	955,000
Thereafter	8,185,000
$17,415,000

Bond financing costs incurred in connection with the financing of the construction projects related to the processing facility have been capitalized. The Company is amortizing the bond financing costs over the terms of the financing obtained. The effective interest method of amortization is used.

Amortization of bond financing cost for the years ended August 31, 2007, 2006 and 2005 totaled $33,340, $36,938 and $36,938, respectively.

NOTE 6 - MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a “member-producer,” as defined in the by-laws of the Company. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is also required to purchase units of preferred stock and is entitled to grow the maximum acres per unit of preferred stock as is authorized by the Board of Directors each farming year. The Company’s Board of Directors authorized the members to plant 1.60, 1.50, and 1.45 acres per unit of preferred stock for the fiscal years 2007, 2006 and 2005 respectively. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and nondividend bearing. All transfers and sales of stock must be approved by the Company’s Board of Directors.

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

Under the terms of the Company sugarbeet growing contracts with each of its member-producers, the Company is obligated to pay the member-producers for sugarbeets delivered at a price per pound of extractable sugar. However, if, in the opinion of the Company’s Board of Directors, the working capital position of the Company is insufficient, the Company shall withhold and/or retain from the price to be paid per pound of extractable sugar such amounts as are deemed by the Board of Directors to be necessary for operations, the deductions to be made at such time and in a manner as the Board of Directors shall decide. The amount so withheld and or retained shall be evidenced in the records of the Company by allocated patronage and/or per unit retains in favor of the growers. The Board of Directors has the power to determine whether such allocated patronage and/or per unit retains shall be “qualified” or “nonqualified” for income tax purposes.

The Company allocated non-qualified patronage to the members for the years ended August 31, 2007, 2006 and 2005 of $7,560,504, $4,220,538, and $5,191,808, respectively.

During the year ended August 31, 2007, the Company revolved the remaining 94% of the allocated patronage for the fiscal year ended August 31, 2001, totaling $4,324,506 and 48% of the allocated patronage for the fiscal year ended August 31, 2002, totaling $1,714,354.

During the year ended August 31, 2006, the Company revolved the remaining 55% of the unit retains and allocated patronage for the fiscal year ended August 31, 1997, totaling $2,490,804 and 100% of the unit retains and allocated patronage for the fiscal years ended August 31 1998 and 1999 totaling $870,090, and 6% of the unit retains and allocated patronage for the fiscal year ended August 31, 2001 totaling $259,452 for a grand total revolved of $3,620,346. There were no per unit retains or equity withheld during the fiscal year ended August 31, 2000. In addition, during fiscal year 2006, although the grower payable was correctly stated on the August 31, 2005 balance sheet, a misclassification was relied upon to make the final 2004 crop grower payment, resulting in a payment that exceeded the amount that was required. The Company has corrected the grower payment by reducing the 2004 crop allocated patronage by $320,224.

During the year ended August 31, 2005, the Company revolved the remaining 92% of the unit retains and allocated patronage for the fiscal year ended August 31, 1996 and 40% of the unit retains and allocated patronage for the fiscal year ended August 31, 1997, totaling $2,533,592 and $2,008,115 in each respective year, for a total of $4,541,707. In addition, per unit retains and allocated patronage owned by certain estates were redeemed at a discount. The discount represented the difference between the book value of these items, totaling $50,102, and the present value of the estimated future redemptions.

NOTE 7 - INVESTMENT IN MARKETING COOPERATIVES

The Company has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

The Company’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. The Company provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2007, 2006, and 2005, the Company had advanced $30,775,443, $19,719,946 and $23,769,970, respectively. The Company had outstanding advances due to United Sugars of $36,638, $353,465 and $1,104,338, as of August 31, 2007, 2006, and 2005, respectively.

The Company has a one-fourth ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All sugarbeet pulp and a portion of the molasses produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. The Company advanced Midwest during the years ended August 31, 2007, 2006 and 2005, $995,766, $962,334 and $1,060,826, respectively. The Company had outstanding advances due to Midwest as of August 31, 2007, 2006 and 2005 of $805,838, $179,196 and $368,409, respectively. The owners of Midwest guarantee, on a pro-rate basis, the $5,500,000 short-term line of credit that Midwest has with CoBank.

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, is as follows:

	2007	2006	2005

Deferred tax assets
Non-qualified unit retains and allocated patronage due to members	$11,040,000	$10,431,000	$10,030,000
Net operating loss carryforwards	4,393,000	4,543,000	4,543,000
Deferred pension FAS158	1,579,000	—	—
Other	1,849,000	1,013,000	945,000

Total deferred tax assets	18,861,000	15,987,000	15,518,000

Deferred tax liabilities
Depreciation	15,834,000	15,152,000	14,234,000
Other	2,189,000	2,068,000	2,043,000

Total deferred tax liabilities	18,023,000	17,220,000	16,277,000

Net deferred tax asset (liability)	$838,000	$(1,233,000)	$(759,000)

Classified as follows
Current asset	$688,000	$607,000	$541,000
Long-term asset (liability)	150,000	(1,840,000)	(1,300,000)

Net deferred tax asset (liability)	$838,000	$(1,233,000)	$(759,000)

The state and federal operating loss carry forwards totaling approximately $15,087,093 will expire in 2010 through 2025.

The provision for income taxes is as follows:

	2007	2006	2005

Current expense (benefit)	$(492,000)	$200,000	$56,000
Net change in temporary differences	492,000	472,000	19,000

Provision for income taxes	$—	$672,000	$75,000

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

7.

On August 31, 2006, the Company had $1,654,000 in non-member long-term tax liability. This liability resulted from the book to tax differences for Minn-Dak Yeast non-member activity. As of September 1, 2006, Minn-Dak Yeast activity has been classified as member activity. The Company will amortize the $1,654,000 long-term liability over the approximate remaining book life of the Minn-Dak Yeast assets. During the year ended August 31, 2007, the Company amortized $236,280 of the liability as non-member business, leaving a remaining balance of $1,417,721 to be amortized in future years.

An amendment to FASB Statements No 87, 88, 106 and 132R in 2006, known as FAS 158, resulted in the Company recognizing an after-tax decrease in accumulated other comprehensive income/loss. The change in the year-end deferred tax balance includes the effect of recording this additional obligation in addition to the annual provision for deferred income tax asset/liability, as discussed in Note 13.

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of September 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of September 1, 2007. The Company is uncertain if the adoption of FIN 48 will have a material impact on its consolidated results of operations or financial condition.

NOTE 9 - DEPRECIATION

The Company’s depreciation expense for the years ended August 31, 2007, 2006 and 2005 was $7,953,469, $7,750,601 and $7,368,561, respectively.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

During 2000, the Company sold certain notes receivable with recourse. The Company’s contingent liability related to these notes totaled $283,618 as of August 31, 2007.

The Company has commitments of approximately $2,500,000 as of August 31, 2007 related to future capital improvements.

NOTE 12 - OPERATING LEASES

The Company is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31, under these obligations, are as follows:

Years ending August 31,
2008		1,543,830
2009		956,999
2010		745,221
2011		68,497
2012		34,249
	$	,348,796

Operating lease and contract expenses for the years ended August 31, 2007, 2006, and 2005, totaled $1,834,441, $869,310, and $1,005,937, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The Company’s matching contribution to the plan is at a level of 100% of employee contributions, with a maximum of 4% of compensation for the years ended August 31, 2007, 2006, and 2005. Employer contributions to the plan for the years ended August 31, 2007, 2006, and 2005, totaled $570,045, $511,936, and $499,862, respectively.

Pension plan

The Company has a non-contributory defined benefit plan, which covers substantially all employees who meet certain requirements of age, hours worked per year, years of service, and age at retirement or termination. The pension funding policy is to deposit with independent trustees amounts allowable by law. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. The Company’s measurement date for the years ended August 31, 2007, 2006, and 2005 have been May 31, 2007, 2006, and 2005 respectively. For the year ended August 31, 2009, the Company will be required to change the measurement date to August 31, 2009.

Non-qualified benefit plans

The Company has various non-qualified plans for those employees who meet certain requirements.

The Supplemental Executive Retirement Plan (SERP) is designed to make an employee whole should one exceed the annual compensation limit of the Company ‘s defined benefit plan. This plan is unfunded; therefore there are no assets for this plan.

The Non-Qualified Deferred Compensation plan allows an employee to defer wages to a future date. The deferment becomes part of the company assets. To receive payments under this plan, the participant must meet the requirements of the plan or separate from the Company.

Non-Qualified key-life insurance. The Company has life insurance policies on a former executive sufficient to cover a $500,000 obligation to the former executive’s estate. The policies are self sufficient, and requiring no additional funding for the term of the policies.

Changes in accounting guidelines

In August 2006, the Pension Protection Act (PPA) was signed into law. The PPA modified the funding requirements for defined benefit pension plans by subjecting defined benefit plans to 100% of the current liability-funding target. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk”. The PPA is effective for the 2008 plan year. The Company’s qualified defined benefit plan is funded in excess of 80%, and therefore the Company expects that the plan will not be subject to the “at risk” funding requirements of the PPA and that the law will not have a material impact on future contributions.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R”. This standard requires employers to recognize the under funded or over funded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) require under SFAS No. 87. As a result of the application of SFAS No. 158 as of August 31, 2007 the Company increased liabilities by $ 3.95 million. These liabilities were offset to accumulate other comprehensive loss and long-term deferred tax assets. As a result of implementation of SFAS No. 158, the Company recognized an after-tax decrease in accumulated other comprehensive loss of $2.37 million.

The following table discloses the adjustments to the balance sheet to record the funded status of the defined benefit pension plan as of August 31, 2007.

Description	Pre- SFAS No. 158	SFAS No. 158 adoption adjustments	Post SFAS No. 158
Accrued pension liability	$1,487,085	$3,947,430	$5,434,515

Deferred tax asset	—	1,578,972	1,578,972

Accumulated other comprehensive loss, net of tax	—	2,368,458	2,368,458

Accumulated other comprehensive loss, pre-tax	$—	$3,947,430	$3,947,430

The following table sets forth the plan’s funded status at August 31:

	2007	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$23,525,263	$21,732,459	$18,713,083
Service cost	958,696	858,210	810,489
Interest cost	1,530,008	1,401,578	1,316,496
Experience (gain)/loss due to participant changes	447,986	537,767	1,498,023
Benefits paid	(749,614)	(1,004,751)	(605,632)

Benefit obligation at end of year	25,712,339	23,525,263	21,732,459

Change in plan assets
Fair value of plan assets at beginning of year	16,961,551	15,469,222	13,632,176
Actual return on plan assets	2,990,887	1,377,080	1,232,678
Employer contribution	1,075,000	1,120,000	1,210,000
Benefits paid	(749,614)	(1,004,751)	(605,632)

Fair value of plan assets at end of year	20,277,824	16,961,551	15,469,222

Funded status	(5,434,515)	(6,563,712)	(6,263,237)
Unrecognized net actuarial loss	—	5,165,493	4,977,404
Unrecognized prior service cost	—	258,737	345,642
Unrecognized transition (asset) obligation	—	—	175

Accrued benefit cost liability	$(5,434,515)	$(1,139,482)	$(940,016)

Amount recognized in the statement of financial position consists of :

	Pension Benefits
	2007	2006	2005
Non-current assets	$—	$—	$—
Current liabilities	(660,125)	—	—
Noncurrent liabilities	(4,774,390)	—	—
	$(5,434,515)	$—	$—

	2007	2006	2005
Net loss	$3,745,541	$—	$—
Prior service cost	201,889	—	—
	$3,947,430	$—	$—

The accumulated benefit obligation for all defined benefit pension plans was $18,725,646 and $17,037,625 at August 31, 2007 and 2006, respectively.

	2007	2006	2005
Weighted-average assumptions as of August 31
Discount rate	6.5%	6.50%	6.50%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total compensation increase	4.3%	4.3%	4.5%

The net periodic pension cost for the years ended August 31, includes the following components:

	2007	2006	2005
Components on net periodic benefit cost
Service cost	$958,696	$858,210	$810,489
Interest cost	1,530,008	1,401,578	1,316,496
Expected return on plan assets	(1,362,530)	(1,244,528)	(1,096,679)
Amortization of prior service cost	56,848	86,905	86,905
Amortization of transition amount	—	175	235
Amortization of unrecognized net actuarial loss	239,581	217,126	219,096

Net periodic benefit cost	$1,422,603	$1,319,466	$1,336,542

The Company’s pension plan weighted-average asset allocation at August 31, 2007, by asset category is as follows:

Equity securities	69.00%
Debt securities	27.40%
Other	3.60%

Total	100%

Investment Philosophy

The Company’s investment philosophy to achieve acceptable returns with reasonable risks involves diversification into different investment asset classes, which in turn, mitigates an over exposure to any one segment of investment alternatives, avoids market timing, and controls fees.

Contributions

The Company expects to contribute $1,075,000 to its pension plan in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2008	$660,125
2009	697,399
2010	726,347
2011	728,308
2012	806,407
Thereafter, through 2017	5,560,803

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

The following methods and assumptions were used by the Company to estimate fair value of the financial instruments, and the estimated fair values of the Company’s financial instruments as of August 31, 2007, 2006, and 2005, are as follows:

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

Long-term debt and bonds payable - The fair value of obligations under long-term debt and bonds payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The carrying amount on the financial statements approximates fair market value.

ITEM 15C.	EXHIBITS

Index

3(i)

Articles of Amendment to the Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 as filed on November 21, 1996.

3(ii)	Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
3(iii)	Amended Bylaws of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997 as filed on November 25, 1997.
10(a)	Growers’ Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign).
10(b)	Amended and Restated Uniform Member Marketing Agreement by and between United Sugars Corporation and Minn-Dak Farmers Cooperative
10(e)

Memorandum of Understanding and Uniform Member Agreement by and between Midwest Agri-Commodities Company and Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006 as filed on November 28, 2006.

10(k)	Agreement for Electrical Service. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
10(l)

Master Coal Purchase and Sale Agreement and Railroad Equipment Lease Agreement (Confidential Treatment has been requested as to certain provisions). Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006 as filed on November 28, 2006.

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
10(r)*

David H. Roche Employment Agreement. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 as filed on November 29, 2001 and Renewal Agreement, dated August 28, 2007.

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

*Management Contract, compensatory plan or arrangement

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

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	11-27-07
David H. Roche	Chief Executive Officer

/s/ Steven M. Caspers	Executive Vice President and	11-27-07
Steven M. Caspers	Chief Financial Officer

/s/ Allen E. Larson	Controller and	11-27-07
Allen E. Larson	Chief Accounting Officer

/s/ Dale Blume		11-27-07
Dale Blume	Director

/s/ Dennis Butenhoff		11-27-07
Dennis Butenhoff	Director

/s/ Brent Davison		11-27-07
Brent Davison	Director

/s/ Doug Etten		11-27-07
Doug Etten	Director

/s/ Michael Hasbargen		11-27-07
Michael Hasbargen	Director

/s/ Dennis Klosterman		11-27-07
Dennis Klosterman	Director

/s/ Russell Mauch		11-27-07
Russell Mauch	Director

/s/ Charles Steiner		11-27-07
Charles Steiner	Director

/s/ Alton Theede		11-27-07
Alton Theede	Director