Form 10-Q
period 2007-11-30
MINN DAK FARMERS COOPERATIVE
filed 2008-01-14
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at December 14, 2007
$250 Par Value	484

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

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Nov 30, 2007 (Unaudited)	Aug 31, 2007 (Audited)

CURRENT ASSETS
Cash	$364	$255

Receivables
Trade accounts	12,772	18,621
Growers	735	4,907
Other receivables	91	90
	13,598	23,618

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	44,845	32,843
Non-member refined sugar	19	29
Sugarbeets / Raw Sugar Inventory	59,515	—
Yeast	165	168
Materials and supplies	9,492	9,046
	114,036	42,086
Deferred charges	64	2,038
Prepaid expenses	677	1,066
Other current assets	604	436
Current deferred income tax asset	688	688

Total current assets	130,031	70,187

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	25,184	25,184
Buildings	37,481	37,481
Factory/Ag equipment	138,282	137,994
Other equipment	3,657	4,097
Construction in progress	2,524	1,383
	207,128	206,139
Less accumulated depreciation	(113,716)	(111,843)
	93,412	94,296

OTHER ASSETS
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,512	11,500
Other long-term assets	1,851	1,683
	13,362	13,183

TOTAL ASSETS	$236,805	$177,666

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands)

	Nov 30, 2007 (Unaudited)	Aug 31, 2007 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$48,950	$19,000

Current portion of long-term debt, capital leases and bonds payable	4,550	4,507

Accounts payable:
Trade	7,114	4,841
Growers	43,403	23,289
Income tax	—	122
	50,517	28,252

Payable to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	1,258	842

Accrued liabilities	3,896	4,358

Total current liabilities	109,170	56,959

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	31,847	32,424

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	258	—

LONG-TERM PENSION LIABILITY	4,910	4,910

COMMITMENTS AND CONTINGENCIES

Total liabilities	146,186	94,293

MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 484 shares at November 30, 2007 and 484 shares at August 31, 2007	121	121
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	34,475	27,599
Accumulated other comprehensive loss	(2,368)	(2,368)
Retained earnings	7,814	7,444
	90,619	83,373

	$236,805	$177,666

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended November 30,
	2007	2006
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$61,661	$47,382
Changes in finished goods inventory and in-process sugar at NRV	12,002	43,507
Other income	17	24
	73,679	90,913

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	19,547	18,741
Sales and distribution costs	11,641	8,374
General and administrative	1,291	1,271
Interest	819	768
Loss on disposition of property and equipment	18	—
	33,316	29,154

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$40,363	$61,759

DISTRIBUTION OF NET PROCEEDS
Credited to member’s investment
Components of net income
Income from non-member business	$627	$3
Patronage income	6,876	14,817
Net income credited to member’s investment	7,503	14,820

Allocated costs of sugarbeets paid or payable to growers for production to date	32,860	46,939

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$40,363	$61,759

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended November 30,
	2007	2006
OPERATING ACTIVITIES
Income allocated to members’ investment	$7,503	$14,820
Add (deduct) noncash items:
Depreciation and amortization	2,109	2,056
Equipment disposals - loss	18	—
Net income allocated from unconsolidated marketing subsidiaries	(2)	(3)
Noncash portion of patronage capital credits	(4)	—
Changes in operating assets and liabilities
Accounts receivable and advances	10,020	6,970
Inventory and prepaid expenses	(71,729)	(116,279)
Deferred charges and other assets	1,843	1,825
Accounts payable, accrued liabilities and other liabilities	28,268	48,986
Net cash used in operating activities	(21,974)	(41,625)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	12	—
Capital expenditures	(1,141)	(796)
Issuance of notes receivable	(5)	—
Investments restricted for capital lease projects	—	1
Net cash used in investing activities	(1,134)	(795)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	29,950	46,819
Net proceeds from issuance of long-term debt and capital leases	323	—
Payment of long-term debt and capital leases	(857)	(831)
Payment of unit retains and allocated patronage	(6,039)	(3,620)
Net cash provided by financing activities	23,377	42,368

NET DECREASE IN CASH	268	(52)

CASH, BEGINNING OF YEAR	255	224

CASH, END OF QUARTER	$523	$172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$796	$722

Income taxes, net of refunds	$1	$1

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary company Minn Dak Yeast Company (“Minn Dak Yeast”) for the three-month periods ended November 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting of normal recurring adjustments and the Fin 48 change in accounting adjustment.) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007. The results of operations for the three months ended November 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2008.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers and/or non-members, but not yet converted into refined sugar or in-process sugar, that inventory is valued at grower/and or non-members payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.

In September 2007, and effective as of August 31, 2007, the Company declared a revolvement of the remaining 94% of the unit retains and allocated patronage for the 2000 crop totaling $4.3 million and 48% of the unit retains and allocated patronage for the 2001 crop totaling $1.7 million. These amounts were accrued as of August 31, 2007 and paid to the stockholders on September 21, 2007.

4.	In October 2007, the Company allocated to members $7.6 million of patronage from the 2006 crop in the form of non-qualified allocated patronage credits.

5.

As of November 30, 2007, the Company had $90.3 million of short-term credit capacity, with $49.0 million being utilized, leaving a remaining short-term credit capacity of $41.3 million. . The $90.3 million consists of $50.0 million short-term line of credit from the Bank, $15.0 million bid loan supplement facility through the Bank, which is currently available from the Bank upon request by the Company, however, it is contingent upon the Bank’s lending capacity at the time of request, and $25.3 million of USDA Commodity Credit Corporation sugar loan capacity. The $30.0 million increase in seasonal debt from August 31, 2007 to November 30, 2007 is due to normal seasonal operations and the funding necessary to cover crop payments to growers.

6.

The Company’s shareholders harvested 2,208,601 tons of sugarbeets from the 2007 crop, which created an estimated payment liability of $87.1 million. The Company’s initial payment for the 2007-crop sugarbeets, made in November of 2007, totaled $43.7 million, leaving an estimated balance payable to shareholders of $43.4 million.

7.

The Financial Accounting Standards Board has issued Financial Accounting Standards No. 158, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective and adopted for the interim period financial statements ending November 30, 2007, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Three Months Ended November 30, 2007

(In 000’s)	Pension Plan		Other Than Pension Plan
	2008	2007	2008	2007
Service Cost	$240	$246	$0	$0
Interest Cost	383	385	0	0
Expected return on plan assets	(341)	(341)	0	0
Amortization of prior service cost	14	15	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	60	60	0	0
Net periodic benefit cost	$356	$330	$0	$0

As of the three months ended November 30, 2007, the Company has made $0.3 million of contributions as compared to $0.3 million through the three months ended November 30, 2006. The Company anticipates contributing $0.8 million in additional funds to its pension plan in FY 2008, for a total of $1.1 million. Contributions in FY 2007 totaled $1.0 million.

8.	Recently Issued Accounting Pronouncements:

FAS 157 Fair Value Measurements - This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, the application of this statement may change the accounting practice regarding any future mergers and acquisitions by the Company.

FAS 158 Employers Accounting for Defined Benefit Pension Plans and other Post Retirement Plans - This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation in the financial statement.

In September of 2006, the FASB issued FAS No. 158 “Employers Accounting for Defined Benefit Pension Plans and Other Post Retirement plans”. This pronouncement had been adopted by the Company with the notation that the Company would continue to measure its plan’s liabilities as of May 31. However, with full adoption of FAS 158, the new measurement date for liability will be August 31, which would result in a one-time addition to liability equal to approximately one-fourth of the Company’s annual pension liability accrual. The Company is expecting to adopt this portion of the pronouncement for its fiscal year ending August 31, 2009.

FAS 141 (R) Business Combinations – This statement defines the acquirer, establishes the acquisition date, and defines how the acquisition method is applied to financials. It also recognizes and measures goodwill or a gain from a bargain purchase. The pronouncement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The application of this statement will only apply and be effective should the Company acquire the business assets of another entity after August 31, 2010.

FAS 160 Non-controlling Interests in Consolidated Financial Statement-an amendment of ARB No. 51. This statement requires all entities to report non-controlling (minority) interest in subsidiaries in the same way as equity in the consolidated financial statements to improve the relevance, comparability, and transparency of financial information provided to investors. The Company no longer has a non-controlling interest in any of its consolidated reporting entities. The application of this statement would only apply and be effective should the Company be involved in a non-controlling (minority) interest activity in a subsidiary after August 31, 2010.

9.	Change in Accounting Policy:

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on September 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $.3 million, which was accounted for as a reduction to the September 1, 2007, balance of retained earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company”) for the three months ended November 30, 2007 (the first quarter of the Company’s 2008 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

There have been no material changes, other than adoption of Fin 48, to the Company’s critical accounting policies since the filing of its Annual Report on form 10-K for the year ended August 31, 2007. The Company’s critical accounting estimates include the following:

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

The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the fiscal quarter covered by this report. However, considerable management judgment is necessary to estimate future cash flows and may differ from actual results.

Defined Benefit Pension Plan

The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by SFAS No. 158, “Employers Accounting for Defined Benefit Pension Plans and other Post Retirement plans” to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for our defined benefit pension plan. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, we are required to consider current market conditions, including changes in interest assumptions.

Key assumptions used to determine annual pension expense are as follows:

	2007	2006
Discount rate	6.50%	6.50%
Expected return on plan assets	8.0%	8.0%
Rate of total compensation increase	4.3%	4.3%

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

In September of 2006, the FASB issued FAS No. 158 “Employers Accounting for Defined Benefit Pension Plans and Other Post Retirement plans”. This pronouncement had been adopted by the Company with the notation that the Company would continue to measure its plan’s liabilities as of May 31. However, with full adoption of FAS 158, the new measurement date for liability will be August 31, which would result in a one-time addition to liability equal to approximately one-fourth of the Company’s annual pension liability accrual. The Company is expecting to adopt this portion of the pronouncement for its fiscal year ending August 31, 2009.

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on September 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the September 1, 2007, balance of retained earnings.

The total amount of unrecognized tax benefits as of September 1, 2007 and November 30, 2007, respectively, are $0.3 million and $0.3 million. These amounts at September 1, 2007 and November 30, 2007, respectively, include accrued interest and penalties of $0.1 million and $0.1 million.

After the September 1, 2007 implementation of FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

RESULTS OF OPERATIONS

Comparison of the three months ended November 30, 2007 and November 30, 2006

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $32.9 million, a decrease of $14.1 million or 30.0%. For fiscal year 2008 the Company is projecting a payment to growers for sugarbeets totaling $87.1 million, which is $53.5 million or 38.1% less than the prior fiscal year. The decrease in payments to members is primarily due to a decrease of 0.8 million tons of sugarbeets harvested or a 36.7% decrease in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.40%, (ii) a total member and non-member sugarbeet crop to process of 2.5 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the quarter ended November 30, 2007 were comprised of Sugar 86%, Pulp 7%, Molasses 3% and Yeast 4%.

Revenue and inventory changes for the three months ended November 30, 2007 decreased $17.2 million from the 2006 period. Revenue from the sale of finished goods increased $14.3 million and the change in the value of inventories decreased $31.5 million.

Revenue from the sale of sugar increased $12.5 million, or 32.2% reflecting a 41.9% increase in volume and a 9.7% decrease in the sales price for sugar. The volume increase is primarily the result of the added carry-in inventory on September 1, 2007 versus September 1, 2006 within the sugar marketing pool to be sold. Prices for the three-months ended November 30, 2007 are lower due to prior period prices being higher than historical norms as a result of the residual market price effects from hurricane related supply shortages in late 2005. Current prices have returned to more historical norms.

Revenue from dried pulp sales increased $0.3 million or 10.0%, reflecting a 3.8% decrease in sales volume and a 13.8% increase in the average gross selling price. The decrease in volume is primarily the result of the campaign starting up later this year. Also, carryover inventories at the end of fiscal year 2007 were very low resulting in less product available at the beginning of fiscal 2008. The increase in gross selling price was due to higher prices in all markets over the same period last year.

Revenue from molasses sales increased $1.0 million or 44.0%, reflecting a 36.1% increase in sales volume and a 7.8% increase in the average gross selling price. The increase in volume is primarily the result of selling off a high level of inventory from the end of fiscal 2007. Sugarbeet molasses prices are higher during this period because lowered valued contracts were being phased out during this period last year.

Revenues from yeast sales increased $0.3 million or 9.6%, reflecting a 9.1% increase in the average selling price and a 0.5% increase in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by yeast suppliers, necessitating some pass-through of these costs to customers. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2007 amounted to $12.0 million or $31.5 million less than the increase in the value of finished goods inventories for the three months ended November 30, 2006. The primary factor for a reduced change in inventories was due to sugar inventories. Fiscal year 2007 began with below normal inventories due to an anticipated high level of 2006-crop production and had above normal production and pricing for the three-month period ended November 30, 2006. Fiscal year 2008 began with more normal inventories and had production and pricing at more historical levels.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $19.5 million, $0.8 million or 4.3% more than the prior year. The increase is a combination of 80 processing days for the period ended November 30, 2007 versus 91 operating days for the period ending November 30, 2006, offset by the purchase of non-member sugarbeets from another sugar processor. The operating days were reduced due to the 2007 crop being significantly smaller than the 2006 crop, which resulted in a later start of the processing season. The costs of the purchased non-member sugarbeets are amortized evenly throughout the processing period based on hundredweight of sugar produced and/or added to sugar thick juice. Marketing costs totaled $11.6 million, $3.3 million or 39.0% more than the first quarter ended November 30, 2006. The increase in marketing costs is primarily due to increased sales volume for this period versus the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $1.0 million was available as of November 30, 2007. The Company also has a $15.0 million bid loan supplement facility through the Bank, which is currently available from the Bank upon request by the Company, however, it is contingent upon the Bank’s lending capacity at the time of request. The Company also has available an additional source of seasonal financing for the 2007 and future crops, through USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2002 Farm Bill.

Due to the anticipated size of the 2007 crop payment, the Company believes that the $15.0 million bid loan supplement may be insufficient and may need to be increased to a $20 million line bid loan supplement from the Bank, or the use of USDA Commodity Credit Corporation sugar loans (for a total of $70 million short-term line of credit) will be necessary. The Company believes that it will be able to obtain this additional line of credit from either the Bank or through USDA Commodity Credit Corporation.

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

As of November 30, 2007 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of November 30, 2007 totals $20.9 million compared to $13.2 million at August 31, 2007, an increase of $7.7 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The targeted working capital for August 31, 2008 is approximately $11.9 million dollars and, in the Company’s opinion, will approximate that number at fiscal year end. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately six years of Bank long-term debt remaining and it has two tax-exempt bond issues, one with approximately four years remaining and one with approximately twelve years remaining.

Capital expenditures for fiscal year 2008 have been approved at $13.3 million; however, some of those capital expenditures are contingent upon further study. The Company anticipates funding a significant portion of these expenditures through a modification to its long-term debt agreement with the Bank. Capital expenditures for the three months ended November 30, 2007 totaled $1.1 million.

The primary factor for the change in the Company’s consolidated cash flow for the three months ended November 30, 2007 was due to the seasonal needs of the 2007/2008 sugarbeet-processing season. The majority of the seasonal borrowing needs is the result of the scheduled $43.7 million in payments made through November 30, 2007 to growers for the 2007-crop. The cash used to provide for operations of $22.0 million and investing activities of $1.1 million was funded through financing activities of $23.4 million. The net cash provided through financing activities of $23.4 million was primarily provided through proceeds from the issuance of short-term debt and capital leases of $30.3 million, offset by payment of long-term debt of $0.9 million and payment of unit retains and allocated patronage of $6.0 million.

Below is a table detailing the Company’s loan and lease payment obligations:

Contractual Obligations	Total		Less Than 1 Year		1 – 3 Years		4 –5 Years		After 5 Years
Long-Term Debt	$19.0	MM	$2.6	MM	$10.0	MM	$6.4	MM	0
Long-Term Debt Interest	$3.3	MM	$1.0	MM	$2.0	MM	$.3	MM	0

Bonds Payable	$17.4	MM	$1.9	MM	$6.4	MM	$1.9	MM	$7.2	MM
Bond Payable Interest	$4.1	MM	$.7	MM	$1.6	MM	$.7	MM	$1.1	MM

Operating Leases	$3.6	MM	$1.2	MM	$2.4	MM	0		0
Unconditional Purchase Obligations	0		0		0		0		0
Other Long-Term Obligations	0		0		0		0		0
Total Contractual Cash Obligations	$47.4	MM	$7.4	MM	$22.4	MM	$9.3	MM	$8.3	MM

ESTIMATED FISCAL YEAR 2008 / CROP YEAR 2007 INFORMATION

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

The Company’s members harvested 2.2 million tons of sugarbeets from the 2007 crop, approximately 6% below the most recent 5-year average, due to difficult growing conditions early in the growing season. The Company purchased 0.3 million tons of non-member 2007-crop sugarbeets from a neighboring sugar processor. Sugar content of the 2007-crop at harvest was 1% above the average of the five most recent years. The Company is projecting the sugar production from the 2007-crop to be 4% more than the average of the five most recent years of sugar production. From the revenues generated from the sale of products produced from each ton of sugarbeets must be deducted the Company’s operating and fixed costs. Revenues for the crop-year 2007 are expected to be 22% below the 2006 crop-year due to reduced sugar production and lower sugar prices; offset somewhat by higher co-product prices. The deduction of operating costs and non-member sugarbeet purchases results in an estimated 2007 crop gross payment to growers for sugarbeets of $87.1 million, which is $53.5 million less than that of the record 2006 crop year of $140.6 million. The estimated 2007 crop sugarbeet payment has decreased as a result of less harvested tons, higher operating costs and lower sugar prices; and was increased by more sugar per ton of sugarbeets harvested and higher molasses and pulp prices.

The Company’s initial sugarbeet payment estimate totals $39.43 per ton or $0.133028 per harvested/bonus pound of sugar, with the final sugarbeet payment determined in October of 2008. This projected payment per pound is 15% less than the final 2006 crop payment per pound. The projected 2007 crop payment per ton results from what management believes is a consistent approach to forecasting sugar production and sugar production costs. While the crop has been harvested, it is still at risk for adverse storage conditions, which may mean that actual results may differ from forecast.

As of the date of this report, the Company is not aware of any factory operations issues or beet storage issues that would have a material adverse impact on the Company’s estimated $39.43 per ton final sugarbeet payment.

Although the Company does not anticipate any difficulty in obtaining the necessary seasonal financing for this crop, the dollar volume will likely require the Company to either increase on a temporary basis its line of credit with Co-Bank, and/or utilize the USDA Commodity Credit Corporation sugar loan program contained in the 2002 Farm Bill.

OTHER INFORMATION

Federal programs, regulations and trade agreements

Provisions of the current Farm Bill and existing trade agreements between the United States and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently imports provide, on average, about 22% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the U.S. sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace could result in serious adverse sugar pricing consequences. The U.S. government is pursuing an aggressive agenda on international trade. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers and exporters of sugar. The Company believes these agreements, if negotiated and ratified, could negatively impact the sugarbeet payment to the shareholders and the Company’s profitability. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

The current Farm Bill provides price support provisions for sugar. However, if that price support program, including the Tariff Rate Quota system for imported sugar, were eliminated in its entirety, or if the effectiveness that the U.S.’s price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse affects may result in a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices and a corresponding reduction in the sugarbeet payment to the shareholders and in the Company’s earnings. This, in turn, could impact the Company’s continued viability and the desirability of growing sugarbeets for delivery to the Company.

The 2002 Farm Bill expires following the 2007-crop. The U.S. Congress is currently considering language that will revise the Farm Bill for the 2008 and future crops. Congress may decide to renew, extend, amend, or eliminate the Farm Bill sugar provisions from those sugar provisions contained in the 2002 Farm Bill. The Company has no way to predict the outcome, but the impact could be material and significant. Final language is expected prior to the 2008 crop planting.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the U.S. and Mexico. Under an agreement reached between the two countries on July 27, 2006, Mexico was eligible to ship, tariff-free, 250,000 metric tons of raw sugar to the U.S. in US Government fiscal year 2007 and up to an additional 250,000 metric tons in the first US Government quarter of fiscal year 2008. Reciprocal quantities of high fructose corn syrup may be shipped from the U.S. to Mexico during the respective time periods. Under the NAFTA, tariffs on over-quota imports of sugar from Mexico are set to expire on January 1, 2008. For 2007, the over-quota tariff for raw cane sugar stands at 1.51 cents per pound. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market. The Company does not know the extent to which Mexico fulfilled its tariff-free or over-quota export opportunities in 2007, or how much sugar it may export to the U.S. starting in 2008 and beyond. However, key variables that ultimately will determine the amount of imports from Mexico include: 1) Mexican production; 2) Mexican high fructose corn syrup use; 3) Mexican third-country imports and possible substitution; 4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; and 4) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA.

Regional and Bilateral Free Trade Agreements

The U.S. government has negotiated or is currently negotiating free trade agreements with a number of countries and regions that are major producers of sugar. The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Columbia Free Trade Agreement; the Peru Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; the South African Customs Union Free Trade Agreement, and others. The Columbia Free Trade Agreement and the Panama Free Trade Agreement have been completed, signed, but as yet not been ratified by the U.S. Congress. The Company expects that these two trade agreements may be brought before Congress for a vote in 2008. The Peru Free Trade Agreement has been completed, signed and ratified by the U.S. Congress.

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

Sarbanes-Oxley Act Internal Control Reporting

The Company is in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002, which requires the Company to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls, in the Company’s annual reports for fiscal years ending on or after December 15, 2007. Thus, the Company must first comply with the Section 404 requirements in its Annual Report on Form 10-K for the year ended August 31, 2008, unless the Securities and Exchange Commission adopts rules extending or modifying this deadline. The Securities and Exchange Commission, as well as other regulatory agencies, are continuing to study the issues surrounding compliance with Section 404 of the Sarbanes-Oxley Act, particularly as it relates to smaller public companies. The Company continues to monitor the regulatory environment on this matter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. However, subsequent to the period to be evaluated and managements’ evaluation, the Company uncovered the embezzlement described below.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to the end of the quarter covered by this report, the Company identified a series of illegal acts committed by an employee that had responsibilities related to the preparation of the Company’s financial statements. The Company’s management has begun an investigation into this embezzlement under the supervision of the Company’s Audit Committee and the Audit Committee is engaging a forensic accounting firm to assist in this investigation. However, because of the relatively short period of time between the discovery of the embezzlement and the filing of this Quarterly Report on Form 10-Q, the Company’s management does not have a sufficient basis to identify all internal controls over financial reporting that have been affected, to determine whether the affected controls were subject to significant deficiency or material weakness or to assess the relationship between these affected controls and the Company’s disclosure controls and procedures. At this time, the Company anticipates changes in the Company’s internal control over financial reporting in the quarter ended February 29, 2008, but cannot estimate the nature or extent of such changes or whether there will be additional changes required or advisable in subsequent quarters.

Notwithstanding the embezzlement, the Company’s management has concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s consolidated financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 1A	Risk Factors.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits
a)	Exhibits	Item #31.1	Section 302 Certification of the President & Chief Executive Officer
Item #31.2	Section 302 Certification of the Executive Vice President & Chief Financial Officer
Item #31.3	Section 302 Certification of the Controller & Chief Accounting Officer
Item #32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE (Registrant)
Date:	January 14, 2008	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	January 14, 2008	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer