Form 10-Q
period 2008-02-29
MINN DAK FARMERS COOPERATIVE
filed 2008-04-11
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Co ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 18, 2008
$250 Par Value	482

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

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Feb 29, 2008 (Unaudited)	Aug 31, 2007 (Audited)
CURRENT ASSETS
Cash	$208	$255

Receivables
Trade accounts	14,475	18,621
Growers	—	4,907
Receivable from affiliates	480	—
Other receivables	3	90
Total Receivables	14,958	23,618

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	75,887	32,843
Non-member refined sugar	20	29
Sugarbeets / Raw Sugar Inventory	23,310	—
Yeast	151	168
Materials and supplies	9,218	9,046
Total Inventories	108,586	42,086

Deferred charges	455	2,038
Prepaid expenses	3,438	1,066
Other current assets	5,170	436
Current deferred income tax asset	688	688

Total current assets	133,503	70,187

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	25,184	25,184
Buildings	37,481	37,481
Factory/Agricultural equipment	138,282	137,994
Other equipment	3,657	4,097
Construction in progress	4,389	1,383
Total Property, Plant and Equipment	208,993	206,139
Less accumulated depreciation	(115,711)	(111,843)
Net Property, Plant and Equipment	93,282	94,296

OTHER ASSETS
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,249	11,500
Other long-term assets	1,936	1,683
Total Other Assets	13,185	13,183

TOTAL ASSETS	$239,970	$177,666

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(In Thousands)

	Feb 29, 2008 (Unaudited)	Aug 31, 2007 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$57,648	$19,000

Current portion of long-term debt, capital leases and bonds payable	4,570	4,507

Accounts payable:
Trade	5,254	4,841
Growers	31,122	23,289
Income tax	—	122
Total Accounts Payable	36,376	28,252

Payable to affiliates	—	842

Accrued Liabilities	4,068	4,358

Total current liabilities	102,662	56,959

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	29,806	32,424

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	259	—

LONG-TERM PENSION LIABILITY	4,910	4,910

COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	137,637	94,293

MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483

Common stock, 600 shares authorized, $250 par value; issued and outstanding, 482 shares at February 29, 2008 and 484 shares at August 31, 2007	121	121
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	44,960	27,599
Accumulated other comprehensive loss	(2,368)	(2,368)
Retained earnings	9,043	7,444
Total Member Investment	102,333	83,373

TOTAL LIABILITIES AND MEMBER INVESTMENT	$239,970	$177,666

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$57,038	$64,504	$118,699	$111,886
Changes in finished goods inventory and in-process sugar at NRV	31,044	28,873	43,046	72,380
Other income	247	29	264	53
Total Revenue	88,329	93,406	162,009	184,319

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	21,960	21,650	41,507	40,389
Sales and distribution costs	10,637	10,339	22,279	18,713
General and administrative	1,696	1,853	2,987	3,124
Interest	1,120	1,550	1,939	2,319
Loss on disposition of property and equipment	(5)	(2)	13	(2)
Total Expenses	35,408	35,390	68,725	64,543

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$52,921	$58,016	$93,284	$119,776

DISTRIBUTION OF NET PROCEEDS
Credited to member's investment
Components of net income
Income from non-member business	$1,065	$4	$1,692	$8
Patronage income	10,485	11,061	17,361	25,878
Net income credited to member’s investment	11,550	11,065	19,053	25,886

Allocated costs of sugarbeets paid or payable to growers for production to date	41,371	46,951	74,231	93,890

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$52,921	$58,016	$93,284	$119,776

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	February 29, 2008	February 28, 2007
OPERATING ACTIVITIES
Income allocated to members' investment	$19,053	$25,886
Add (deduct) noncash items:
Depreciation and amortization	4,212	4,112
Equipment disposals - loss	13	(2)
Net income allocated from unconsolidated marketing subsidiaries	(5)	(8)
Noncash portion of patronage capital credits	(4)	—
Changes in operating assets and liabilities
Accounts receivable and advances	8,660	3,125
Inventory and prepaid expenses	(73,606)	(106,154)
Deferred charges and other assets	1,525	1,344
Accounts payable, accrued liabilities and other liabilities	13,029	25,576
Net cash used in operating activities	(27,123)	(46,121)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	17	2
Capital expenditures	(3,006)	(1,644)
Issuance of notes receivable	(26)	(55)
Patronage received from other coops	273	240
Net cash used in investing activities	(2,742)	(1,457)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	38,648	54,105
Net proceeds from issuance of long-term debt and capital leases	323	—
Payment of long-term debt and capital leases	(2,878)	(2,762)
Payment of financing fees	(236)	(261)
Payment of allocated patronage	(6,039)	(3,620)
Net cash provided by financing activities	29,818	47,462

NET DECREASE IN CASH	(47)	(116)

CASH, BEGINNING OF YEAR	255	224

CASH, END OF QUARTER	$208	$108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$1,860	$2,117

Income taxes, net of refunds	$439	$112

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary company Minn Dak Yeast Company (“Minn Dak Yeast”) for the six month periods ended February 29, 2008 and 2007 are unaudited and reflect all adjustments (consisting of normal recurring adjustments and the Fin 48 change in accounting adjustment.) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007. The results of operations for the six months ended February 29, 2008 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2008.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase price that approximates cost. During the periods when sugarbeets are purchased from growers and/or non-members, but not yet converted into refined sugar or in-process sugar, that inventory is valued at grower/and or non-members payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

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

5.

As of February 29, 2008, the Company had $109.6 million of short-term credit capacity, with $57.6 million being utilized, leaving a remaining short-term credit capacity of $52.0 million. The $109.6 million consists of $50.0 million short-term line of credit from the Bank, $15.0 million bid loan supplement facility through the Bank, which is currently available from the Bank upon request by the Company (but is contingent upon the Bank’s lending capacity at the time of request) and $44.6 million of USDA Commodity Credit Corporation sugar loan capacity. The $8.6 million increase in seasonal debt from November 30, 2007 to February 29, 2008 is due to normal seasonal operations and the funding necessary to cover crop payments to growers.

6.

The Company’s shareholders harvested 2,208,622 tons of sugarbeets from the 2007 crop, which created an initial estimated payment liability of $87.1 million. The Company’s payment for the 2007-crop sugarbeets, made through February of 2008, totaled $61.0 million, leaving an estimated balance payable to shareholders of $26.1 million. As of February 29, 2008, the company estimated an additional $5.2 MM valuation for the member and non-member purchased sugarbeets. $5.0 MM was estimated as additional payment to growers, leaving a $31.1 million grower payable liability, and $0.2 million pre-tax to non-member income.

7.

The Financial Accounting Standards Board has issued Financial Accounting Standards No. 158, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective and adopted for the interim period financial statements ending February 29, 2008, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Six Months Ended February 29, 2008

(In 000’s)	Pension Plan		Other Than Pension Plan
	2008	2007	2008	2007
Service Cost	$479	$491	$0	$0
Interest Cost	783	769	0	0
Expected return on plan assets	(811)	(681)	0	0
Amortization of prior service cost	17	29	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	(1)	121	0	0
Net periodic benefit cost	$467	$729	$0	$0

Through the six months ended February 29, 2008, the Company has made $0.5 million of contributions as compared to $0.6 million through the six months ended February 28, 2007. The Company anticipates contributing $0.6 million in additional funds to its pension plan in FY 2008, for a total of $1.1 million. Contributions in FY 2007 totaled $1.1 million.

8.	Recently Issued Accounting Pronouncements:

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

FAS 159 The Fair Value Option for Financial Assets and Financial Liabilities – On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The fair value option may be applied instrument by instrument with a few exceptions, and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted in certain circumstances. Retrospective application to fiscal years preceding the effective date (or early adoption date) is prohibited. The Company expects to adopt SFAS 159 starting with the fiscal year beginning September 1, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

FAS 160 Non-controlling Interests in Consolidated Financial Statement-an amendment of ARB No. 51 – This statement requires all entities to report non-controlling (minority) interest in subsidiaries in the same way as equity in the consolidated financial statements to improve the relevance, comparability, and transparency of financial information provided to investors. The Company no longer has a non-controlling interest in any of its consolidated reporting entities. The application of this statement would only apply and be effective should the Company be involved in a non-controlling (minority) interest activity in a subsidiary after August 31, 2010.

FAS 161 Disclosures About Derivative Instruments and Hedging Activities. – On March 19, 2008 the FASB Issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on the Consolidated Financial Statements.

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

This Discussion should be read in conjunction with information contained in the Consolidated Financial Statements and Notes thereto and in our Annual Report on Form 10K for fiscal year ended August 31, 2007.

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company”) for the six months ended February 29, 2008 (the second quarter of the Company’s 2008 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

Derivative and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires the Company to recognize all derivatives, as defined, on the balance sheet at fair value.

The Company periodically enters into fixed asset purchase contracts with foreign manufactures and these contracts require portions of the total contract price to be paid in Euros. If the financial exposure is significant, the Company may enter into derivative contracts to reduce its exposure to variability in foreign currency markets associated with a fixed asset purchase.

During the second quarter ended February 29, 2008 the Company entered into various Euro Forward Contracts with a call option. The Company recorded the premiums paid for the call option contracts as a derivative asset. At February 29, 2008 the Company determined the fair value and accordingly recorded a gain in the accompanying financial statements. All individual and cumulative transactions related to the Euro Forward contract were less than $0.1 million. These Call Options expire at various dates in June, July and August 2008.

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

The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the six months covered by this report. However, considerable management judgment is necessary to estimate future cash flows on equipment held for lease and therefore these management estimates may differ from actual results.

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

Key assumptions used to determine annual pension expense are as follows:

	2008	2007
Discount rate	6.50%	6.50%
Expected return on plan assets	8.0%	8.0%
Rate of total compensation increase	4.3%	4.3%

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

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves management judgment. The Company calculates income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on September 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the September 1, 2007, balance of retained earnings.

The total amount of unrecognized tax benefits as of September 1, 2007 and February 29, 2008, respectively, are $0.3 million and $0.3 million. These amounts at September 1, 2007 and February 29, 2008, respectively, include accrued interest and penalties of $0.1 million and $0.1 million.

After the September 1, 2007 implementation of FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

RESULTS OF OPERATIONS

Comparison of the three months ended February 29, 2008 and February 28, 2007

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $41.4 million, a decrease of $5.6 million or 11.9% from the prior year. For fiscal year 2008 the Company is projecting a payment to growers for sugarbeets totaling $92.1 million, which is $48.5 million or 34.4% less than the prior year. The decrease in payments to members is primarily due to a decrease of 0.8 million tons, or 36.7% in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.40%, (ii) a total member and non-member sugarbeet crop to process of 2.5 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the quarter ended February 29, 2008 were comprised of Sugar 85%, Pulp 7%, Molasses 4% and Yeast 4%.

Revenue and inventory changes for the three months ended February 29, 2008 decreased $5.3 million from the 2007 period. Revenue from the sale of finished goods decreased $7.5 million and the change in the value of inventories increased $2.2 million.

Revenue from the sale of sugar decreased $6.2 million, or 11.8% reflecting a 3.0% decrease in volume and an 8.8% decrease in the sales price for sugar. The volume decrease is primarily the result of reduced export sales. Prices for the three months ended February 29, 2008 are lower due to excess sugar supply in the U.S. market.

Revenue from pulp sales decreased $0.4 million, or 15.2% reflecting a 31.5% decrease in sales volume and a 16.3% increase in the average gross selling price. The decrease in volume is primarily the result of lower pool production this year. The increase in gross selling price was due to higher prices in all competing commodity markets over the same period last year.

Revenue from molasses sales decreased $0.9 million, or 26.2% reflecting a 25.5% decrease in sales volume and a 0.7% increase in the average gross selling price. The decrease in volume is primarily the result of lower pool production this year. The increase in gross selling price was due to flat pricing compared to the prior year, however, the prior year revenue was reduced due to older contracts at lower prices than market.

Revenues from yeast sales increased less than $0.1 million, or 0.3% reflecting a 6.5% increase in the average selling price and a 6.2% decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the Company, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the three months ended February 29, 2008 amounted to $31.0 million or $2.2 million more than the increase in the value of finished goods inventories for the three months ended February 28, 2007. The primary factor for the increased change in inventories was due to a higher cwt increase of process sugar inventories.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $22.0 million, $0.4 million or 1.8% more than the prior year. The costs of the purchased non-member sugarbeets are amortized evenly throughout the processing period based on hundredweight of sugar produced and/or added to sugar thick juice. Marketing costs totaled $10.6 million, $0.3 million or 2.9% more than the second quarter ended February 28, 2007.

Comparison of the six months ended February 29, 2008 and February 28, 2007

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $74.2 million, $19.7 million or 20.9% less than prior year. For fiscal year 2008 the Company is projecting a payment to growers for sugarbeets totaling $92.1 million, which is $48.5 million or 34.4% less than the prior fiscal year. The decrease in payments to members is primarily due to a decrease of 0.8 million tons of sugarbeets harvested, or a 36.7% decrease in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.40%, (ii) a total member and non-member sugarbeet crop to process of 2.5 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the six months ended February 29, 2008 were comprised of Sugar 86%, Pulp 7%, Molasses 3% and Yeast 4%.

Revenue and inventory changes for the six months ended February 29, 2008 decreased $22.3 million from the 2007 period. Revenue from the sale of finished goods increased $6.8 million and the change in the value of inventories decreased $29.1 million.

Revenue from the sale of sugar increased $6.4 million, or 7.0% reflecting a 16.3% increase in volume and a 9.3% decrease in the sales price for sugar. The volume increase is primarily the result of continued strong sales volumes through the end of calendar 2007, necessary to deliver the 2006 crop. Volumes during the most recent months of this period however declined reflecting reduced export sales. Prices for the six months ended February 29, 2008 are lower due to excess sugar supply in the U.S. market.

Revenue from pulp sales increased $0.1 million or 1.3%, reflecting a 14.2% decrease in sales volume and a 15.5% increase in the average gross selling price. The decrease in volume is primarily the result of lower pool production this year. The increase in gross selling price was due to flat pricing compared to the prior year, however, the prior year revenue was reduced due to older contracts at lower prices than market.

Revenue from molasses sales increased less than $0.1 million or 0.4%, reflecting a 1.8% decrease in sales volume and a 2.2% increase in the average gross selling price. Sugarbeet molasses prices are higher during this period because lower valued contracts were being phased out during this period last year.

Revenues from yeast sales increased $0.3 million or 4.8%, reflecting a 7.7% increase in the average selling price and a 2.9% decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the Company, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the six months ended February 29, 2008 amounted to $43.0 million or $29.1 million less than the increase in the value of finished goods inventories for the six months ended February 28, 2007. The primary factor for a reduced change in inventories was due to a lower increase in the cwt of sugar inventories. Fiscal year 2007 began with below normal inventories due to an anticipated high level of 2006-crop production and had above normal production and pricing for the six month period ended February 28, 2007. Fiscal year 2008 began with more normal inventories and had production and pricing at more historical levels.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $41.5 million, $1.1 million or 2.8% more than the prior year. The increase is a combination of the purchase of non-member sugarbeets from another sugar processor, offset by 171 processing days for the period ended February 29, 2008 versus 181 operating days for the period ending February 28, 2007. The operating days were reduced due to the 2007 crop being significantly smaller than the 2006 crop, which resulted in a later start of the processing season. The costs of the purchased non-member sugarbeets are amortized evenly throughout the processing period based on hundredweight of sugar produced and/or added to sugar thick juice. Marketing costs totaled $22.3 million, $3.6 million or 19.1% more than the first six months ended February 28, 2007. The increase in marketing costs is primarily due to increased sales volume for this period versus the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by Co-Bank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $3.5 million was available as of February 29, 2008. The Company also has a $15.0 million bid loan supplement facility through the Bank, of which $13.9 million was available on February 29, 2008. The bid loan supplement facility, is currently available from the Bank upon request by the Company, however, is contingent upon the Bank’s lending capacity at the time of request. The Company also had $44.6 million of additional seasonal financing capacity for the period ending February 29, 2008 through the USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2002 Farm Bill, of which $34.6 million was available on February 29, 2008.

The loan agreements between the Bank and the Company obligate the Company to maintain the following financial covenants, and financial statements in accordance with GAAP:

•	Maintain a current ratio of no less than 1.10 for the first quarter of a fiscal year and 1.15 for all other quarter and fiscal year ends;
•	Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1;
•	Maintain available cash flow to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

As of February 29, 2008 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 29, 2008 totals $30.8 million compared to $13.2 million at August 31, 2007, an increase of $17.6 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The estimated working capital for August 31, 2008 is approximately $11.9 million dollars and, in the Company’s opinion, will approximate that number at fiscal year end. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately five years of Bank long-term debt remaining and it has two tax-exempt bond issues, one with approximately three years remaining and one with approximately eleven years remaining.

Capital expenditures for fiscal year 2008 have been approved at $13.3 million; however, some of those capital expenditures are contingent upon further study. The Company anticipates funding a significant portion of these expenditures through a modification to its long-term debt agreement with the Bank. Capital expenditures for the six months ended February 29, 2008 totaled $3.0 million.

The primary factor for the change in the Company’s consolidated cash flow for the six months ended February 29, 2008 was due to the seasonal needs of the 2007/2008 sugarbeet-processing season. The majority of the seasonal borrowing needs is the result of the scheduled $61.0 million in payments made through February 29, 2008 to growers for the 2007-crop. The cash used to provide for operations of $27.1 million and investing activities of $2.7 million was funded through financing activities of $29.8 million. The net cash provided through financing activities of $29.8 million was primarily provided through proceeds from the issuance of short-term debt and capital leases of $39.0 million, offset by payment of long-term debt of $2.9 million and payment of unit retains and allocated patronage of $6.1 million.

Below is a table detailing the Company’s loan and lease payment obligations:

Contractual Obligations	Total		Less Than 1 Year		1 – 3 Years		4 –5 Years		After 5 Years
Long-Term Debt	$17.5	MM	$2.5	MM	$10.0	MM	$5.0	MM	0
Long-Term Debt Interest	$2.6	MM	$0.9	MM	$1.6	MM	$0.2	MM	0
Bonds Payable	$16.3	MM	$2.0	MM	$5.2	MM	$2.0	MM	$7.1	MM
Bond Payable Interest	$3.0	MM	$0.5	MM	$1.2	MM	$0.5	MM	$0.8	MM
Operating Leases	$4.0	MM	$1.6	MM	$2.0	MM	$0.4	MM	0
Unconditional Purchase Obligations	0		0		0		0		0
Other Long-Term Obligations	0		0		0		0		0
Total Contractual Cash Obligations	$37.8	MM	$6.1	MM	$17.2	MM	$7.4	MM	$7.1	MM

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

The Company’s members harvested 2.2 million tons of sugarbeets from the 2007 crop, approximately 6% below the most recent 5-year average, due to difficult growing conditions early in the growing season. The Company purchased 0.3 million tons of non-member 2007-crop sugarbeets from a neighboring sugar processor. Sugar content of the 2007-crop at harvest was 1% above the average of the five most recent years. The Company’s original estimate projected the sugar production from the 2007-crop to be 4% more than the average of the five most recent years of sugar production. The Company’s operating and fixed costs must be deducted from the revenues generated from the sale of products produced from each ton of sugarbeets. Original estimated revenues for the crop-year 2007 were expected to be 22% below the 2006 crop-year due to reduced sugar production and lower sugar prices; offset somewhat by higher co-product prices. The original estimated deduction of operating costs and non-member sugarbeet purchases results in an estimated 2007 crop gross payment to growers for sugarbeets of $87.1 million, which was $53.5 million less than that of the record 2006 crop year of $140.6 million. The original estimated 2007 crop sugarbeet payment had decreased as a result of less harvested tons, higher operating costs and lower sugar prices; and was increased by more sugar per ton of sugarbeets harvested and higher molasses and pulp prices.

The Company’s initial sugarbeet payment estimate totaled $39.43 per ton or $0.133028 per harvested/bonus pound of sugar, with the final sugarbeet payment determined in October of 2008. This original projected payment per pound was 15% less than the final 2006 crop payment per pound. The projected 2007 crop payment per ton results from what management believes is a consistent approach to forecasting sugar production and sugar production costs. While the crop had been harvested, it was still at risk for adverse storage conditions, which may have meant that actual results may have differed from forecast.

As of February 29, 2008, the Company’s management estimated an additional $5.2 MM valuation for the member and non-member purchased sugarbeets. $5.0 MM was estimated as payment to growers and $0.2 million pre-tax to non-member income. The primary source of the valuation increases was due to an increase in the projected amount of sugar to be produced. These management judgments regarding the value of member purchased sugarbeets resulted in the Company’s management, subsequent to February 29, 2008, recommending to the Board of Directors an increase to the 2007 crop beet payment of $2.4 million to $40.50 per ton or $0.1366542 per harvested/bonus pound of sugar. The Board of Directors, at their March 2008, meeting approved the change to the payment.

As of the date of this report, the Company is not aware of any factory operations issues or beet storage issues that would have a material adverse impact on the Company’s revised estimated $40.50 per ton final sugarbeet payment.

OTHER INFORMATION

Federal programs, regulations and trade agreements

Provisions of the current Farm Bill and existing trade agreements between the United States and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently imports provide, on average, about 22% of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the U.S. sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace could result in serious adverse sugar pricing consequences. The U.S. government is pursuing an aggressive agenda on international trade. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers and exporters of sugar. The Company believes that these agreements, if negotiated and ratified, could negatively impact the sugarbeet payment to the shareholders and the Company’s profitability. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices.

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

The Farm Bill has recently been extended to April 18, 2008. The U.S. Congress is currently considering language that will revise the Farm Bill for the 2008 and future crops. Congress may decide to renew, extend, amend, or eliminate the Farm Bill sugar provisions from those sugar provisions contained in the 2002 Farm Bill. The Company has no way to predict the outcome, but the impact could be material and significant.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the U.S. and Mexico. Under the NAFTA, tariffs on over-quota imports of sugar from Mexico, which have been systematically reduced since the agreement start, expired on January 1, 2008. This means that sugar from Mexico may now enter and be sold in the U.S. in any quantity without the added cost of tariffs. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market. U.S. Government information indicates that Mexico did not fulfill its tariff-free or over-quota export opportunities in 2007, the last year that there were tariffs in place under NAFTA. It is unknown as of this writing how much sugar Mexico may have been exported into the U.S. in the first quarter of 2008; nor how much may be exported to the U.S. for the rest of 2008 and beyond. However, key variables that ultimately will determine the amount of imports from Mexico include: 1) Mexican production; 2) Mexican high fructose corn syrup use; 3) Mexican third-country imports and possible substitution; 4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; and 4) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA.

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

The Doha Round negotiations of the World Trade Organization have resumed at some level but it is unclear at this time whether these negotiations will result in an agreement any time soon. There currently are ongoing efforts among key member countries (including the U.S.) to negotiate and finish the Doha Round. If formal negotiations are successful, the outcome of any negotiated arrangement could have adverse consequences for the Company.

The U.S. sugar industry and the Company recognize the potential negative impact that would result if these trade agreements are entered into by the U.S. and are taking steps to attempt to manage the situation. The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

Sarbanes-Oxley Act Internal Control Reporting

The Company is in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002, which requires the Company to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls, in the Company’s annual reports for fiscal years ending on or after December 15, 2007. Thus, the Company must first comply with the Section 404 requirements in its Annual Report on Form 10-K for the year ended August 31, 2008, unless the Securities and Exchange Commission adopts rules extending or modifying this deadline. The Securities and Exchange Commission, as well as other regulatory agencies, is continuing to study the issues surrounding compliance with Section 404 of the Sarbanes-Oxley Act, particularly as it relates to smaller public companies. The Company continues to monitor the regulatory environment on this matter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and given the progress toward resolution of the embezzlement matter described below as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes were intended to improve the Company’s internal control over financial reporting and remediate the internal controls the Company identified as compromised in connection with the embezzlement preliminarily described in the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007 and more fully described below.

In late December 2007, the Company identified a series of thefts committed by an employee that had responsibilities related to the preparation of the Company’s financial statements. The Company’s management immediately began an investigation, under the supervision of the Audit Committee, to determine the extent of the activity and to gauge the adequacy of the Company’s internal controls. In early January 2008, the Company’s Audit Committee also engaged forensic auditors to conduct a separate investigation and that investigation was substantially completed by late February 2008. After these investigations, the Company’s management believes that this embezzlement was committed through issuances of stolen/forged checks to the employee or the employee’s creditors over a period of ten years, with the embezzlement concealed through fraudulent accounting entries and reconciliations. Upon discovery of the embezzlement, the employee was terminated from employment with the Company. Currently, criminal charges are pending against the employee.

Through the investigations of this embezzlement, management identified control deficiencies in two primary areas: segregation of duties, and adequacy and accuracy of documentation relating to general ledger and general journal entries. The amounts embezzled were individually, on an annual basis, and in the aggregate not material to the Company. The embezzlement did not result in any material misstatements of the Company’s financial statements for any of the affected periods nor did it require any adjustment to the Company’s financial statements for any period. Based upon this and other factors, the Company’s management believes that the deficiencies in internal control over financial reporting does not present a reasonable possibility that a material misstatement of its financial statements will not be prevented or detected on a timely basis. Nonetheless, the Company’s management does believe that these deficiencies were important enough to merit attention by management and therefore, the Company’s management believes that the deficiencies in internal control over financial reporting were significant deficiencies.

In the beginning of February 2008, the Company’s management designed and implemented a plan to remediate the deficiencies in internal control over financial reporting identified through the investigations and to generally enhance the Company’s internal control over financial reporting. The plan consisted of the implementation of internal controls or strengthening of existing controls as follows:

▪	Segregation of duties in the Company’s accounting department such that employees responsible for any checking account reconciliation will not have general ledger posting authority.

▪

Enhanced process for review of checking account reconciliations and periodic testing of the source documentation contained in the reconciliations by the Accounting Supervisor, as well as enhanced certifications by personnel relating to reconciliations.

▪	A process for enhanced dissemination of information relating to the receipts and the total amounts for deposits received each day.

▪	Enhanced process to track and record all non-integrated postings to the general ledger.

▪	Enhanced process to substantiate supporting documentation used for non-integrated entries to the accounting system.

▪	A process for internally auditing of accounting entry support documentation on a random basis.

While this remediation plan was completed by mid-March 2008, the Company continues to review the effectiveness of its internal controls and seek improvements to its internal control environment. This review and improvement process may suggest that additional changes in internal control over financial reporting are required or advisable in future quarters.

The Company’s management does not expect that its disclosure controls and procedures and its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits
a) Exhibits	Item #31.1 Section 302 Certification of the President & Chief Executive Officer
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

MINN-DAK FARMERS COOPERATIVE (Registrant)
Date:	April 14, 2008	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	April 14, 2008	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer