Form 10-Q
period 2008-05-31
MINN DAK FARMERS COOPERATIVE
filed 2008-07-15
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Co ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at June 18, 2008
$250 Par Value	483

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	May 31, 2008 (Unaudited)	Aug 31, 2007 (Audited)

CURRENT ASSETS
Cash	$459	$255

Receivables
Trade accounts	12,885	18,621
Growers	7,438	4,907
Receivable from affiliates	2,203	—
Other receivables	3	90
Total Receivables	22,529	23,618

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	71,950	32,843
Non-member refined sugar	757	29
Sugarbeets / Raw Sugar Inventory	—	—
Yeast	149	168
Materials and supplies	9,485	9,046
Total Inventories	82,341	42,086

Deferred charges	872	2,038
Prepaid expenses	610	1,066
Other current assets	1,346	436
Current deferred income tax asset	688	688

Total current assets	108,845	70,187

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	25,184	25,184
Buildings	37,481	37,481
Factory/Agricultural equipment	138,386	137,994
Other equipment	4,066	4,097
Construction in progress	4,936	1,383
Total Property, Plant and Equipment	210,053	206,139
Less accumulated depreciation	(117,494)	(111,843)
Net Property, Plant and Equipment	92,559	94,296

OTHER ASSETS
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,867	11,500
Other long-term assets	2,148	1,683
Total Other Assets	14,015	13,183

TOTAL ASSETS	$215,419	$177,666

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(In Thousands)

LIABILITIES AND MEMBERS' INVESTMENT	May 31, 2008 (Unaudited)	Aug 31, 2007 (Audited)

CURRENT LIABILITIES
Short-term notes payable	$39,196	$19,000

Current portion of long-term debt, capital leases and bonds payable	4,602	4,507

Accounts payable:
Trade	6,199	4,841
Growers	23,226	23,289
Income tax	—	122
Total Accounts Payable	29,425	28,252

Payable to affiliates	0	842
Accrued Liabilities	4,248	4,358
Total current liabilities	77,471	56,959

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	28,122	32,424

LONG-TERM DEFERRED INCOME TAX LIABILITY	—	—

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	261	—

LONG-TERM PENSION LIABILITY	4,910	4,910

COMMITMENTS AND CONTINGENCIES	—	—
Total liabilities	110,764	94,293

MEMBERS' INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 483 shares at May 31, 2008 and 484 shares at August 31, 2007	121	121
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	46,876	27,599
Accumulated other comprehensive loss	(2,368)	(2,368)
Retained earnings	9,449	7,444
Total Member Investment	104,655	83,373

TOTAL LIABILITIES AND MEMBER INVESTMENT	$215,419	$177,666

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$65,953	$74,666	$184,651	$186,552
Changes in finished goods inventory and in-process sugar at NRV	(3,939)	(2,093)	39,106	70,287
Other income	1,083	1,157	1,347	1,209
Total Revenue	63,097	73,730	225,104	258,048

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	21,855	16,721	63,362	57,110
Sales and distribution costs	15,291	17,877	37,569	36,591
General and administrative	2,007	1,348	4,993	4,471
Interest	805	1,493	2,743	3,812
Loss on disposition of property and equipment	99	11	113	9
Total Expenses	40,057	37,450	108,780	101,993

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$23,040	36,280	$116,324	$156,055

DISTRIBUTION OF NET PROCEEDS
Credited to member's investment
Components of net income
Income from non-member business	$569	$3	$2,261	$11
Patronage income	1,917	795	19,277	26,674
Net income credited to member's investment	2,486	798	21,538	26,685

Allocated costs of sugarbeets paid or payable to growers for production to date	20,554	35,482	94,786	129,370

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$23,040	$36,280	$116,324	$156,055

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended,
	May 31, 2008	May 31, 2007
OPERATING ACTIVITIES
Income allocated to members' investment	$21,538	$26,685
Add (deduct) noncash items:
Depreciation and amortization	6,395	6,171
Equipment disposals - loss	113	9
Net income allocated from unconsolidated marketing subsidiaries	(6)	(11)
Noncash portion of patronage capital credits	(616)	(714)
Changes in operating assets and liabilities
Accounts receivable and advances	1,089	(2,629)
Inventory and prepaid expenses	(40,708)	(69,672)
Deferred charges and other assets	547	973
Accounts payable, accrued liabilities and other liabilities	6,260	21,983
Net cash used in operating activities	(5,388)	(17,205)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	17	6
Capital expenditures	(4,437)	(2,517)
Issuance of notes receivable	25	(55)
Patronage received from other coops	273	240
Net cash used in investing activities	(4,122)	(2,326)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	20,196	27,725
Net proceeds from issuance of long-term debt and capital leases	320	—
Payment of long-term debt and capital leases	(4,527)	(4,211)
Payment of financing fees	(236)	(261)
Payment of allocated patronage	(6,039)	(3,620)
Net cash provided by financing activities	9,714	19,633

NET INCREASE IN CASH	204	102

CASH, BEGINNING OF YEAR	255	224

CASH, END OF QUARTER	$459	$326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$2,771	$4,376

Income taxes, net of refunds	$1,301	$149

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary company Minn Dak Yeast Company (“Minn Dak Yeast”) for the nine month periods ended May 31, 2008 and 2007 are unaudited and reflect all adjustments (consisting of normal recurring adjustments and the FASB Interpretation No. 48 (FIN 48) change in accounting adjustment) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007. The results of operations for the nine months ended May 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2008.

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

3.

In September 2007, and effective as of August 31, 2007, the Company declared a revolvement of the remaining 94% of the unit retains and allocated patronage for the 2000-crop totaling $4.3 million and 48% of the unit retains and allocated patronage for the 2001-crop totaling $1.7 million. These amounts were accrued as of August 31, 2007 and paid to the stockholders on September 21, 2007.

In October 2007, the Company allocated to members $7.6 million of patronage from the 2006-crop in the form of non-qualified allocated patronage credits.

4.

As of May 31, 2008, the Company had $96.8 million of short-term credit capacity, with $39.2 million being utilized, leaving a remaining short-term credit capacity of $57.6 million. The $96.8 million consists of $50.0 million short-term line of credit from the Bank, $15.0 million bid loan supplement facility through the Bank, which is currently available from the Bank upon request by the Company, however, it is contingent upon the Bank’s lending capacity at the time of request, and $31.8 million of USDA Commodity Credit Corporation sugar loan capacity. The increase in seasonal debt from August 31, 2007 to May 31, 2008 is due to normal seasonal operations and the funding necessary to cover crop payments to growers.

5.

The Company’s shareholders harvested 2,208,622 tons of sugarbeets from the 2007-crop, which created an initial estimated payment liability of $87.1 million, which has been increased by $7.7 million as of May 31, 2008 to $94.8 million. The Company’s payment for the 2007-crop sugarbeets, made through May 31, 2008, totaled $71.6 million, leaving an estimated balance payable to shareholders of $23.2 million.

6.

The Financial Accounting Standards Board has issued Financial Accounting Standards No. 158, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective and adopted for the interim period financial statements ending May 31, 2008, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Nine Months Ended May 31, 2008

(In 000’s)	Pension Plan		Other Than Pension Plan
	2008	2007	2008	2007
Service Cost	$718	$737	$0	$0
Interest Cost	1,175	1,154	0	0
Expected return on plan assets	(1,216)	(1,022)	0	0
Amortization of prior service cost	25	44	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	(1)	181	0	0
Net periodic benefit cost	$701	$1,094	$0	$0

Through the nine months ended May 31, 2008, the Company has made $1.1 million of contributions as compared to $1.1 million through the nine months ended May 31, 2007. The Company anticipates contributing $-0- million in additional funds to its pension plan in FY 2008, for a total of $1.1 million. Contributions in FY 2007 totaled $1.1 million.

7.	Recently Issued Accounting Pronouncements:

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

FAS 157 Fair Value Measurements dated September 2006 – This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. In February 2008 the FASB Issued FSP FAS 157-2. This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. These statements do not require any new fair value measurements. However, the application of these statements may change the accounting practice regarding any future mergers and acquisitions by the company.

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

FAS 162 The Hierarchy of Generally Accepted Accounting Principles - In May 2008, the FASB issued FAS No. 162. FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position or cash flows.

8.	Change in Accounting Policy:

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

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company”) for the nine months ended May 31, 2008 (the third quarter of the Company’s 2008 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

Critical Accounting Policies

Preparation of the Company’s consolidated financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Management continually evaluates these estimates based on its professional judgment and other criteria it believes to be reasonable under the circumstances.

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

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or changed from period to period.

There have been no material changes, other than adoption of FIN 48, to the Company’s critical accounting policies since the filing of its Annual Report on form 10-K for the year ended August 31, 2007. The Company’s critical accounting estimates include the following:

Inventory Valuation

Finished goods inventories of sugar, pulp and molasses are valued at estimated net realizable value. The Company derives its estimates from sales contracts, recent sales and evaluations of market conditions and trends. Changes in market conditions may cause management’s estimates to differ from actual results.

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

During the second quarter ended February 29, 2008 the Company entered into various Euro Forward Contracts with a call option. The Company recorded the premiums paid for the call option contracts as a derivative asset. At May 31, 2008 the Company determined the fair value and accordingly recorded a gain in the accompanying financial statements. All individual and cumulative transactions related to the Euro Forward contract were less than $0.1 million. These Call Options expire at various dates in June, July and August 2008.

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

The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the nine months covered by this report. However, considerable management judgment is necessary to estimate future cash flows on equipment held for lease and therefore these management estimates may differ from actual results.

Defined Benefit Pension Plan

The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by SFAS No. 158, “Employers Accounting for Defined Benefit Pension Plans and Other Post Retirement Plans” to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for our defined benefit pension plan. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, the Company is required to consider current market conditions, including changes in interest assumptions.

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

The total amount of unrecognized tax benefits as of September 1, 2007 and May 31, 2008, respectively, are $0.3 million and $0.3 million. These amounts at September 1, 2007 and May 31, 2008, respectively, include accrued interest and penalties of $0.1 million and $0.1 million.

After the September 1, 2007 implementation of FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

RESULTS OF OPERATIONS

Comparison of the three months ended May 31, 2008 and May 31, 2007

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $20.6 million, a decrease of $14.9 million or 42.1% from the prior year. As of May 31, 2008, Management has estimated the Fiscal 2008 payment to growers for sugarbeets at $94.8 million, which is $45.8 million or 32.6% less than the prior year. The decrease in payments to members is primarily due to a decrease of 0.8 million tons, or 36.7% in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.4%, (ii) a total member and non-member sugarbeet crop to process of 2.5 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the quarter ended May 31, 2008 were comprised of Sugar 84%, Pulp 5%, Molasses 5% and Yeast 6%.

Revenue and inventory changes for the three months ended May 31, 2008 decreased $10.6 million from the 2007 period. Revenue from the sale of finished goods decreased $8.7 million and the change in the value of inventories increased $1.9 million.

Revenue from the sale of sugar decreased $7.2 million, or 11.4% reflecting an 8.3% decrease in volume and a 3.1% decrease in the sales price for sugar. The volume decrease was due to a smaller crop. The price decrease was continued movement toward more historical price levels after several hurricanes severely limited sugar supply and increased prices.

Revenue from pulp sales decreased $2.1 million, or 37.7% reflecting a 50.3% decrease in sales volume and a 12.6% increase in the average gross selling price. The decrease in volume is primarily the result of lower pool production this year. The increase in gross selling price was due to high demand for pulp and rising prices for corn and other commodities used in feed rations.

Revenue from molasses sales increased $0.6 million, or 25.6% reflecting a 30.5% increase in sales volume and a 4.9% decrease in the average gross selling price. The increase in volume is due to heavier shipments during this period vs. last year when volume was below average. The decrease in gross selling price was due to a higher volume of sales into a lower priced market vs. the same period last year.

Revenues from yeast sales increased less than $0.1 million, or 0.1% reflecting a 5.8% increase in the average selling price and a 5.7% decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The decrease in the value of finished goods inventories for the three months ended May 31, 2008 amounted to $3.9 million or $1.8 million more of a decrease in the value of finished goods inventories for the three months ended May 31, 2007. The primary factor for the decreased change in inventories was due to a lower hundredweight increase of process sugar inventories.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $21.9 million, $5.1 million or 30.7% more than the prior year. The costs of the purchased non-member sugarbeets are amortized evenly throughout the processing period based on hundredweight of sugar produced or sugar thick juice. The Company did not purchase non-member sugarbeets in the prior year. Marketing costs totaled $15.3 million, $2.6 million or 14.5% less than the third quarter ended May 31, 2007. The increase in marketing costs is primarily due to increased sales volume for this period versus the prior period.

Comparison of the nine months ended May 31, 2008 and May 31, 2007

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $94.8 million, a decrease of $34.6 million or 26.7% from the prior year. As of May 31, 2008, Management has estimated the Fiscal 2008 payment to growers for sugarbeets at $94.8 million, which is $45.8 million or 32.6% less than the prior year. The decrease in payments to members is primarily due to a decrease of 0.8 million tons, or 36.7% in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 17.4%, (ii) a total member and non-member sugarbeet crop to process of 2.5 million tons and (iii) the Company’s projected selling price for its sugar, which is currently estimated to be lower than the previous year.

Revenues for the nine months ended May 31, 2008 were comprised of Sugar 83%, Pulp 7%, Molasses 5% and Yeast 5%.

Revenue and inventory changes for the nine months ended May 31, 2008 decreased $32.9 million from the 2007 period. Revenue from the sale of finished goods decreased $1.9 million and the change in the value of inventories decreased $31.0 million.

Revenue from the sale of sugar decreased $0.8 million, or 0.5% reflecting a 5.9% increase in volume and a 6.4% decrease in the sales price for sugar. The volume increase was in response to a major plant accident at a competitor and resultant supply shortage in the market. The price decrease was continued movement toward more historical price levels after several hurricanes severely limited sugar supply and increased prices.

Revenue from pulp sales decreased $2.0 million or 17.6%, reflecting a 31.6% decrease in sales volume and a 14.0% increase in the average gross selling price. The decrease in volume is primarily the result of lower pool production this year. The increase in gross selling price was due to high demand for pulp and rising prices for corn and other commodities used in feed rations.

Revenue from molasses sales increased $0.6 million or 7.8%, reflecting a 7.3% increase in sales volume and a 0.5% increase in the average gross selling price. The increase in volume is due to heavier shipments during this period vs. last year. Sugarbeet molasses prices are only marginally higher this year than last year.

Revenues from yeast sales increased $0.3 million or 2.7%, reflecting a 6.5% increase in the average selling price and a 3.8% decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the nine months ended May 31, 2008 amounted to $39.1 million or $30.0 million less than the increase in the value of finished goods inventories for the nine months ended May 31, 2007. The primary factor for a reduced change in inventories was due to a lower increase in the hundredweight of sugar inventories. Fiscal year 2007 began with below normal inventories due to an anticipated high level of 2006-crop production and had above normal production and pricing for the nine month period ended May 31, 2007. Fiscal year 2008 began with more normal inventories and had production and pricing at more historical levels.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $63.3 million, $6.2 million or 10.9% more than the prior year. The increase is a combination of the purchase of non-member sugarbeets from another sugar processor, offset by 231 processing days for the period ended May 31, 2008 versus 266 operating days for the period ending May 31, 2007. The operating days were reduced due to the 2007-crop being significantly smaller than the 2006-crop, which resulted in a later start and earlier end of the processing season. The costs of the purchased non-member sugarbeets are amortized evenly throughout the processing period based on hundredweight of sugar produced or sugar thick juice. Marketing costs totaled $37.5 million, $1.0 million or 2.7% more than the first nine months ended May 31, 2007. The increase in marketing costs is primarily due to increased sales volume for this period versus the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $31.4 million was available as of May 31, 2008. The Company also has a $15.0 million bid loan supplement facility through the Bank, of which $15.0 million was available on May 31, 2008. The bid loan supplement facility is currently available from the Bank upon request by the Company, however, is contingent upon the Bank’s lending capacity at the time of request. The Company also had $31.8 million of additional seasonal financing capacity for the period ending May 31, 2008 through the USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2002 Farm Bill, of which $11.2 million was available on May 31, 2008.

The loan agreements between the Bank and the Company are normally renewed each year by the end of the third quarter and are in place for a twelve-month period. The delay in the renewal of the farm program legislation delayed the decision making process on a number of capital expenditures. As a result of the delay in determining the financial needs of the Company, the Bank administratively extended the loan agreements under the same terms and conditons from May 31, 2008 to August 31, 2008. In addition, due to the uncertainty of the Company’s decisions on more than one material capital expenditure, the Bank has proposed, and the Company is considering, the possibility of further extending the loan renewal process administratively in the interests of efficiently conducting the loan renewal process.

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

As of May 31, 2008 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2008 totals $31.4 million compared to $13.2 million at August 31, 2007, an increase of $18.2 million for the period. Increased working capital is a result of normal financing, operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The estimated working capital for August 31, 2008 is approximately $11.9 million dollars and, in the Company’s opinion, will approximate that number at fiscal year end unless the loan renewal is further extended for administrative purposes. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company has approximately five years of Bank long-term debt remaining and it has two tax-exempt bond issues, one with approximately three years remaining and one with approximately eleven years remaining.

Capital expenditures for fiscal year 2008 have been approved at $13.3 million; however, some of those capital expenditures are contingent upon further study. The Company anticipates funding a significant portion of these expenditures through a modification to its long-term debt agreement with the Bank. Capital expenditures during the nine months ended May 31, 2008 totaled $4.4 million.

The primary factor for the change in the Company’s consolidated cash flow for the nine months ended May 31, 2008 was due to the seasonal needs of the 2007/2008 sugarbeet-processing season. The majority of the seasonal borrowing needs is the result of the scheduled $71.6 million in payments made through May 31, 2008 to growers for the 2007-crop. The cash used to provide for operations of $4.8 million and investing activities of $4.2 million was funded through financing activities of $9.7 million. The net cash provided through financing activities of $9.7 million was primarily provided through proceeds from the issuance of short-term debt and capital leases of $20.4 million, offset by payment of long-term debt and financing fees of $4.7 million and payment of unit retains and allocated patronage to shareholders of $6.0 million.

Below is a table detailing the Company’s loan and lease payment obligations:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$16.6MM	$2.5MM	$10.8MM	$3.3MM	0
Bonds Payable	$15.5MM	$2.0MM	$ 5.3MM	$2.1MM	$6.1MM
Capital Leases	$ 0.6MM	$0.1MM	$ 0.2MM	$0.3MM	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Long Term Obligations	$32.7MM	$4.6MM	$16.3MM	$5.7MM	$6.1MM
Interest-Long Term Debt & Bond	$ 4.7MM	$1.1MM	$ 2.6MM	$0.6MM	$0.4MM
Operating Leases	$ 2.5MM	$1.2MM	$ 1.2MM	$0.1MM	0
Total Contractual Obligations	$39.9MM	$6.9MM	$20.1MM	$6.4MM	$6.5MM

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

The Company’s members harvested 2.2 million tons of sugarbeets from the 2007-crop, approximately 6% below the most recent 5-year average, due to difficult growing conditions early in the growing season. The Company purchased 0.3 million tons of non-member 2007-crop sugarbeets from a neighboring sugar processor. Sugar content of the 2007-crop at harvest was 1% above the average of the five most recent years. The Company’s original estimate projected the sugar production from the 2007-crop to be 4% more than the average of the five most recent years of sugar production. The Company’s operating and fixed costs must be deducted from the revenues generated from the sale of products produced from each ton of sugarbeets. Original estimated revenues for the 2007-crop year were expected to be 22% below the 2006-crop-year due to reduced sugar production and lower sugar prices; offset somewhat by higher co-product prices. The original estimated deduction of operating costs and non-member sugarbeet purchases results in an estimated 2007-crop gross payment to growers for sugarbeets of $87.1 million, which was $53.5 million less than that of the record 2006-crop year of $140.6 million. The original estimated 2007-crop sugarbeet payment had decreased as a result of less harvested tons, higher operating costs and lower sugar prices; and was increased by more sugar per ton of sugarbeets harvested and higher molasses and pulp prices.

The Company’s initial sugarbeet payment estimate totaled $39.43 per ton or $0.133028 per harvested/bonus pound of sugar, with the final sugarbeet payment determined in October of 2008. This original projected payment per pound was 15% less than the final 2006-crop payment per pound. The projected 2007-crop payment per ton results from what management believes is a consistent approach to forecasting sugar production and sugar production costs. While the crop had been harvested, it was still at risk for adverse storage conditions, which may have meant that actual results may have differed from forecast.

As of May 31, 2008, the Company’s management estimated an additional $7.7 MM value for the member sugarbeets. The primary source of the value increase was due to an increase in the amount of sugar produced from the crop. These management judgments regarding the value of member purchased sugarbeets resulted in the Company’s management, subsequent to May 31, 2008, recommending to the Board of Directors an increase to the 2007-crop beet payment of $7.7 million to $42.90 per ton or $0.144752 per harvested/bonus pound of sugar. The Board of Directors, at their June 2008 meeting, approved the change to the payment.

As of the date of this report, the Company has completed its 2007-08 processing season. During the fourth quarter of the Company’s fiscal year, maintenance costs have the greatest potential to differ from management estimates. The Company is not aware of any issues that would result in a material adverse impact on the Company’s revised estimated $42.90 per ton final sugarbeet payment.

ESTIMATED FISCAL YEAR 2009 INFORMATION

On November 27, 2007, the Company’s Board of Directors determined that the planting level for the 2008-crop will be 150% of member preferred shares plus a 2% measuring tolerance for a total planting of 152% of member preferred shares. The 2007 crop planted acres were approved by the Board of Directors at the level of 152% of member-preferred shares. The Company believes only a limited number of acres were not planted up to the maximum allowed levels.

Growing conditions for the 2008-crop have not been ideal due to cooler and wetter conditions than normal. The crop has held up well in spite of conditions and has good potential dependent upon the growing conditions for the remainder of the growing season.

OTHER INFORMATION

Federal programs, regulations and trade agreements

The Food, Conservation, and Energy Act of 2008, otherwise known as the Farm Bill was recently been passed by Congress and has become law with an effective date of October 1, 2008. The Company considers the provisions of the Sugar Title in the Farm Bill to be supportive to the idea of a viable, continuing domestic sugar industry. The Sugar Title in the Farm Bill addresses a number of important elements, including: (1) an increase in the sugar loan rate; (2) the addition of sugar-to-ethanol provisions that should help to balance sugar supply and demand in the U.S. as well as reduce the likelihood of sugar loan forfeitures, which in turn reduces the likelihood of government cost to the program; and (3) language that provides domestic sugar processors with a steady share of domestic sugar consumption.

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

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the U.S. and Mexico. Under the NAFTA, tariffs on over-quota imports of sugar from Mexico, which have been systematically reduced since the agreement start, expired on January 1, 2008. This means that sugar from Mexico may now enter and be sold in the U.S. in any quantity without the added cost of tariffs. The U.S. Government forecasts that Mexico will export 600,000 short tons raw value to the U.S. in 2008, which would represent approximately 5.8% of domestic sugar consumption for food; and 550,000 short tons raw value in 2009, representing approximately 5.2% of domestic sugar consumption for food. Key variables that ultimately will determine the amount of imports from Mexico include: 1) Mexican production; 2) Mexican high fructose corn syrup use; 3) Mexican third-country imports and possible substitution; 4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; and 4) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market, however, the Company is unable to determine what the level of imports would need to be in order to trigger material harm. Based upon current domestic supply and demand numbers it does not appear that the sugar imports as projected by the U.S. Government for 2008 and 2009 would be sufficient to trigger material harm to the U.S. sugar market.

Regional and Bilateral Free Trade Agreements

The U.S. Government has negotiated or is currently negotiating free trade agreements with a number of countries and regions that are major producers of sugar. The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Columbia Free Trade Agreement; the Peru Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; the South African Customs Union Free Trade Agreement, and others. The Columbia Free Trade Agreement and the Panama Free Trade Agreement have been completed, signed, but as yet not been ratified by the U.S. Congress. The Company is uncertain if these two trade agreements will be brought before Congress for a vote in 2008. The Peru Free Trade Agreement has been completed, signed and ratified by the U.S. Congress.

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

Sarbanes-Oxley Act Internal Control Reporting

The Company is in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002, which requires the Company to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls, in the Company’s annual reports for fiscal years ending on or after December 15, 2007. Thus, the Company must first comply with the Section 404 requirements in its Annual Report on Form 10-K for the year ended August 31, 2008.

The Company has hired an outside consulting firm to assist in meeting the requirements to certify that the Company is in compliance with the Section 404 requirements by August 31, 2008. Significant progress has been made in this area and the Company strongly believes it will be able to meet the certification requirements by August 31, 2008.

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

There have been significant changes in the Company’s internal control over financial reporting that occurred during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes are intended to improve the Company’s internal control over financial reporting and remediate the internal controls the Company identified as compromised in connection with the embezzlement preliminarily described (as a subsequent event) in the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2007 and more fully described below.

In late December 2007, the Company identified a series of thefts committed by an employee that had responsibilities related to the preparation of the Company’s financial statements. The Company’s management immediately began an investigation, under the supervision of the Audit Committee, to determine the extent of the theft and to gauge the adequacy of the Company’s internal controls. In early January 2008, the Company’s Audit Committee also engaged forensic auditors to conduct a separate investigation and that investigation was substantially completed by late February 2008. After these investigations, the Company’s management believes that this embezzlement was committed through issuances of stolen/forged checks to the employee or the employee’s creditors over a period of ten years, with the embezzlement concealed through fraudulent accounting entries and reconciliations. Upon discovery of the embezzlement, the employee was terminated from employment with the Company. Currently, criminal charges are pending against the employee.

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

•

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	July 15, 2008	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	July 15, 2008	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer