Form 10-K
period 2008-08-31
MINN DAK FARMERS COOPERATIVE
filed 2008-11-26
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended
AUGUST 31, 2008
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission File No. 33-94644

MINN-DAK FARMERS COOPERATIVE
 (Exact name of registrant as specified in its charter)

North Dakota (State of incorporation)	23-7222188 (I.R.S. Employer Identification Number)

7525 Red River Road Wahpeton, North Dakota 58075 (Address of principal executive offices)	(701) 642-8411 (Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
     ☐ YES ☒ NO

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

          As of November 24, 2008, 483 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding.

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

          A number of stock transfers, representing approximately 3 percent of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. The Company believes that less than 1 percent of its available stock was traded at arm’s length during the fiscal year ended August 31, 2008. Of the stock transferred at arms length, the transfers were made during the second and third quarters of the Company’s fiscal year and, to the best of the Company’s knowledge, ranged in price from $3,300 to $2,900 per unit. The fourth quarter did not have any arms length transactions. The value of stock is highly dependent upon an individual stockholder’s ability to raise sugarbeets successfully both agronomically and financially. Prior to purchasing stock, a potential stockholder is advised to properly research the agronomic aspect of stock ownership.

DOCUMENTS INCORPORATED BY REFERENCE

          None

PART I

ITEM 1.	BUSINESS

GENERAL

          The Company is a North Dakota agricultural cooperative that was formed in 1972 and currently has 483 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company’s offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company’s facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of marketing agents under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company and United States Sugar Corporation. The Company’s sugarbeet molasses and sugarbeet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company. The Company owns a 100 percent interest in Minn-Dak Yeast Company, Inc. (“Minn-Dak Yeast”), which has facilities located adjacent to the Company’s sugar production facilities, and which produces fresh baker’s yeast.

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

PRODUCTS AND PRODUCTION

           The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also produces and markets certain co-products, sugarbeet molasses and sugarbeet pulp pellets. The Company’s subsidiary Minn-Dak Yeast uses a portion of the Company’s sugarbeet molasses as the growth medium in the production of fresh baker’s yeast. Minn-Dak Yeast provided revenues totaling approximately 6 percent of the Company’s total revenues for the fiscal year ended August 31, 2008.

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

          The period during which the Company’s processing facility is in operation to process sugarbeets into sugar and co-products is referred to as the “campaign.” The campaign typically begins in September of each year and continues until the available supply of sugarbeets has been depleted. Once the sugarbeets arrive at the processing facility, the basic steps in producing sugar from them include: washing; slicing into thin strips called “cossettes”; extracting the sugar from the cossettes in a diffuser; purifying the resulting “raw juice” and boiling it, first in an evaporator to thicken it and then in vacuum pans to crystallize the sugar; separating the sugar crystals in a centrifuge; drying the sugar; and storing sugar in bulk form for bulk and bag shipping.

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

RECENT CROPS

          The Company’s members harvested 1.9 million tons of sugarbeets from the 2008-crop, approximately 19 percent less than the most recent 5-year average. The Company’s shareholder/growers were unable to harvest approximately 30 percent of the crop due to extremely wet harvest conditions in a significant part of its growing area. Sugar content of the 2008-crop at harvest was 5 percent below the average of the five most recent years. Due to the lower harvested tons and lower sugar content, the Company’s production of sugar from the 2008-crop sugarbeets is expected to be 27 percent less than the average of the five most recent years of sugar production. This forward-looking material is based on the Company’s expectations regarding the processing of the 2008 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors that include changes in production efficiencies and storage conditions for the Company’s sugarbeets.

          The Company’s initial sugarbeet payment estimate totals $38.00 per ton or $0.13466351 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2009. This projected payment is 19 percent less than the final 2007-crop payment per ton and 14 percent less per pound of extractible sugar. The lower projected 2008-crop payment per ton results from fewer total tons of beets processed, lower sugar content in the sugarbeets and increased operating and fixed costs per ton; and offset somewhat by higher sugar and by-product prices versus the prior year.

          For a discussion of the 2008, 2007 and 2006 crops and results of operations for fiscal years 2008, 2007 and 2006, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

MARKETING, CUSTOMERS AND PRICING

          The Company’s ability to market sugar each year under the current U.S. Farm Bill is highly dependent upon the U.S. Department of Agriculture’s (“USDA”) Overall Allotment Quantity (“OAQ”) announcements. For the current allocation year the Company has allocation rights to market 5.7 million cwt of refined sugar based on the current USDA OAQ announcement of 8,925,000 short tons raw value (“STRV”). The USDA OAQ has varied from a high of 9,300,000 STRV to a low of 8,100,000 STRV over the past six years. Each 100,000 STRV of OAQ computes to 63,000 cwt of base marketing allocations for the Company. Each 1,000 acres of planted sugarbeets is estimated to produce 56,000 cwt of sugar for sale from an average crop. To the extent the Company’s sugar production exceeds its marketing allocations, it must carry the additional sugar in inventory until the next year, sell sugar without allocations to another sugar processor, sell sugar to non-human consumption users, sell sugar for export or reduce future plantings of sugarbeet acres. The Company may find it necessary to reduce planted acreage in a future year in order to balance production with available allocations.

          United Sugars Corporation (“United Sugars”), a common marketing agency operating on a cooperative basis, is the marketer for the Company’s sugar. The Company owns United Sugars along with two other sugar-producing companies (American Crystal Sugar Company and United States Sugar Corporation) and exists to market sugar produced by the three member owners.

          As of this writing the Company has a 12 percent ownership interest in United Sugars with contributed capital totaling $1.0 million.

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

          United Sugars sells industrial bulk sugar, industrial bagged sugar, packaged sugar for retail and specialty sugars. It distributes both cane sugar and beet sugar, and distributes sugar to customers over a large geographical area. United Sugars markets the Company’s sugar primarily to industrial users such as confectioners, breakfast cereal manufacturers and bakeries. The customer base of United Sugars includes most of the large domestic industrial sugar users. The customer base also includes retail grocery companies and wholesalers. The Company has no single customer, which accounts for more than ten percent (10%) of its consolidated revenues. For the fiscal year ended August 31, 2008, 95 percent of the Company’s sugar was shipped in bulk form, mostly to industrial users, and 5 percent in bagged powdered sugar.

          The prices at which United Sugars sells the Company’s sugar fluctuate periodically based on changes in domestic sugar supply and demand. Bulk sugar, the largest portion of the Company’s sales, is contracted one or more quarters in advance, with the effect of stabilizing fluctuations in revenue from quarter to quarter. Retail (grocery) products are sold mostly on a quarterly basis. Current net selling prices for sugar are forecast to be higher than the prior year because of: (1) decreased levels of domestic sugar availability, which is due to lower than historical planted sugarbeet acres and the loss of 15 percent of cane sugar refining capacity; and (2) increased demand for sugar. Lower planted sugarbeet acres are due to the increased value of competing crops in the U.S. and loss of cane sugar refining capacity was due to a major dust explosion, which took out of production a large cane refinery until the end of this calendar year, at the earliest.

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

As of this writing the Company has a 25 percent ownership interest in Midwest Agri with contributed capital totaling less than $0.1 million.

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

          For the year ended August 31, 2008, approximately 57 percent of Midwest Agri’s sugarbeet pulp production was exported to Asia, Europe, and Africa and the remaining 43 percent was sold in North America. The market for sugarbeet pulp is affected by the worldwide supply of dried sugarbeet pulp, the availability and quality of competitive feedstuffs, the cost of transportation and by the strength of the U.S. dollar relative to local currencies in export markets. Dried sugarbeet pulp prices increased in FY 2008 due primarily to decreased production of dried sugarbeet pulp, high demand, and increasing corn and other commodity prices used in animal feeds. Production of dried sugarbeet pulp decreased in the United States as a result of lower yields in most growing areas. Sugarbeet molasses prices decreased in FY 2008 primarily due to increased molasses production in India and Pakistan, causing an oversupply in the world market. World market prices were down resulting in lower prices to the U.S. feed trade.

          Co-product sales accounted for approximately 11 percent of the Company’s total consolidated net sales revenue during FY 2008. This relationship is primarily a function of the average market prices for sugar, sugarbeet pulp, and sugarbeet molasses and is not necessarily indicative of future relationships between co-product, fresh yeast and sugar revenues, because prices and production of these products fluctuate independently of each other.

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

GROWERS’ AGREEMENTS

          The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have automatically renewing contracts with the Company covering each growing season (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of one year, unless the Company, prior to the automatic renewal, has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the then remaining year under the agreement. Each Unit of Preferred Stock currently entitles a member to grow the maximum number of acres per share authorized by the Board of Directors for each farming year. The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each Unit of Preferred Stock held by the members. For the 2008-crop year the Company’s Board of Directors authorized its members to plant 1.52 acres per unit. For the 2009-crop year, the Company’s Board of Directors has authorized members a planting level of up to 1.60 acres but no less than 1.40 acres per unit; however, this authorization is subject to change by the board before the planting of the 2009-crop. The increased authorized acres for planting are due to a desire to more fully utilize the Company’s plant capacity and the anticipated sugar marketing allocations that will be available for the 2009-crop production. (For a discussion of the current farm bill sugar allocations, see Management’s Discussion on Government Programs and Regulations.)

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

          Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Company’s Board of Directors and management, but will not exceed 65 percent of the estimated price per pound of extractable sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70 percent of the estimated price per pound of extractable sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80 percent of the estimated price per pound of extractable sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95 percent of the estimated price per pound of extractable sugar. The final payment is determined after the end of the Company’s fiscal year, ending on August 31, and is an amount necessary to bring the total of all payments to the price to be paid per pound of extractable sugar to all growers during the applicable fiscal year. In addition, the Company’s annual patronage net income, if any, which is equal to the Company’s sales less all expenditures and member sugarbeet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members’ sugarbeets; such amounts are distributed in either cash payments or allocated in the form of patronage credits to the member’s patronage account on the books of the Company.

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

          During the fiscal year ended on August 31, 2008, the Company contributed approximately $0.1 MM to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities and the Company spent $0.2 MM for research aimed at process improvements.

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

          The Company has $0.1 million of environmental capital improvements budgeted for the fiscal year ending August 31, 2009, the same as for fiscal year 2008.

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

MARKET AND COMPETITION

          Current U.S. Government statistics estimate total U.S. sugar deliveries for domestic food and beverage consumption at 197.7 million cwt refined for the fiscal year beginning October 1, 2007 and ending September 30, 2008. For the same period ending in 2007, total deliveries were 185.3 million cwt refined. Comparing the two years shows demand increased 6.7 percent for U.S. sugar sellers. According to the USDA, much of the increase in sugar deliveries is likely due to substituting for high fructose corn syrup (HFCS). The USDA also believes that deliveries for FY 2009 will depend to some degree upon relative prices between refined sugar and HFCS. U.S. Government information indicates that from FY 2005 through FY 2008 deliveries in all categories of industrial end users (bakery & cereal, beverages, ice cream & dairy, canned, bottled and frozen food and multiple uses) increased; while confectionery deliveries have remained fairly constant. The U.S. Government estimates that FY 2009 deliveries will total 196.3 million cwt refined, about .7 of one percent less than FY 2008.

          Given the size of the domestic market, the Company’s sugar production and sales represent approximately 3.5 percent of the total domestic market for refined sugar in 2008. United Sugars Corporation, which sells the Company’s production through a sugar marketing pool, represented approximately 27 percent share of the FY2008 U.S. sugar market.

          The U.S. refined sugar market has grown over the past fifteen years at a rate about equal to population growth, despite a loss of demand to the substitution of high fructose corn syrups for sugar in beverages and certain food products. Non-nutritive sweeteners such as aspartame and Sucralose have also been developed as a substitute for sugar. The substitution of non-sugar sweeteners for sugar not only reduced demand for sugar in the United States, but has also resulted in a high degree of sugar industry contraction. Also, sugar companies have been consolidating or closing as a result of marketplace conditions. Today there are seven sugar sellers, with approximately 90 percent of U.S. sugar market share concentrated in the top five sellers, most of which are integrated sugarbeet and sugarcane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, American Sugar Refining Company, Amalgamated Sugar Company and Cargill. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

GOVERNMENT PROGRAMS AND REGULATION

          Domestic sugar prices are supported under a program administered by the United States Department of Agriculture (“USDA”). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996, the Farm Security and Rural Investment Act of 2002 and now the Food, Conservation, and Energy Act of 2008 (the “Farm Bill”), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The U.S. currently imports approximately 23 percent of its total domestic needs.

Food, Conservation, and Energy Act of 2008

          The Farm Bill was enacted in June 2008. It contains several provisions related to the domestic sugar industry, with the ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government. The Farm Bill applies to the 2008 through 2012-crop years. Generally, the Farm Bill restricts imports of foreign sugar, maintains a non-recourse loan program, and establishes a system of marketing allocations for sugarbeet and sugarcane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market.

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

          The USDA has historically maintained sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through regulating the quantity of sugar imports and the establishment of an overall allotment quantity for the domestic sugar producers. Under the Tariff Rate Quota (TRQ) implemented October 1, 1990, sugar-producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties. The amount of the TRQ established by USDA for FY 2009 is 1,231,497 short tons raw value (STRV), or the minimum access commitment level under World Trade Organization (WTO). In addition, the USDA also set the FY 2009 refined TRQ at 104,251 STRV, increased the FY 2008 refined sugar TRQ by 300,000 STRV (citing a tight market for refined sugar) and estimated the entry from the Central American Free Trade Agreement and Dominican Republic Free Trade Agreement (CAFTA, DR trade agreement) a TRQ of 121,760 STRV. The USDA has projected that the amount of raw and refined sugar TRQ from all sources will total 1,458,344 STRV for FY 2009.

          The Farm Bill sets an 18-cent per pound loan rate for raw cane sugar and a 22.9-cent per pound loan rate for refined beet sugar. Both loan rates are effective for the 2008-year crop. The Farm Bill also provides for gradual loan rate increases for both raw cane sugar and refined beet sugar for the crop years 2009 through 2012; so that for the 2012 crop the raw cane sugar loan rate would equal 18.75 cents per pound and 24.09 cents per pound for refined beet sugar.

          In order to reduce the risk of sugar forfeitures to the CCC and to provide balance in the marketplace, the Farm Bill establishes annual flexible marketing allotments for both cane and sugarbeet sugar processors. The Farm Bill requires the USDA to set the overall allotment quantity (OAQ) for the U.S. domestic sugar market for each crop year at no less than 85 percent of the estimated quantity of sugar for domestic consumption. Once the USDA has determined the OAQ for a crop year, it then determines each allotment for sugarbeet and sugarcane sugar by multiplying the OAQ by 54.35 percent for beet and 45.65 percent for cane. An individual processor’s allocation of the allotment for a crop year is determined by formula set forth in the Farm Bill. Each domestic processor of sugar, which includes the Company, is provided an allocation whenever allotments are in effect, based upon that formula. Sugarbeet processor allocations are based on each sugar processor’s sugar production history, while sugar cane processor allocations are based on past marketings, ability to market and past processings. The USDA annually establishes individual processor’s allocations.

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

          The marketing allotments and allocations set forth under the Farm Bill affect the sugar processed from the 2008 crop through the 2012 crop. On an annual basis, the marketing allotments, and the corresponding allocation to the Company, will determine the amount of sugar the Company can sell into the domestic market. The Company’s allocation may reduce the amount of sugar the Company can market for a given year, thus reducing the number of acres of sugarbeets required for processing. The Company anticipates that it may have to increase or reduce its authorized planted acres each year to more closely match its anticipated allocation of sugar sales. The Company also manages its allocation needs by selling non-allocation sugar to other sugar producers and for non-human consumption needs, which are not counted against allocation sales.

North American Free Trade Agreement

          The Company believes the North American Free Trade Agreement (“NAFTA”) could present a potential serious public policy challenge to itself and the domestic sugar industry. Under the terms of the NAFTA text the agreement established a common market between the United States and Mexico in sugar in 2008. Effective January 1, 2008, under NAFTA, there are no duties or quantitative restraints between the two countries on all sugar and HFCS trade.

          Should there be low world raw sugar prices it would be economically viable for Mexican sugar to enter the United States in any year, if the Mexican interests so choose. Since January 1, 2008 there has not been a sugar market disruption due to NAFTA in the US for a variety of reasons; mostly those reasons have to do with the market conditions that currently exist in the US and Mexico, including supply / demand reasons. It is possible that the NAFTA could, in the future, have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

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

          The 147 members of the WTO reached an agreement July 31, 2004, on a framework for the final phase of the Doha Development Agenda of global trade talks. The original deadline to complete talks by January 1, 2005, has been postponed a number of times. Talks have stalled repeatedly and currently there appears to be little chance of WTO countries completing the Doha in the short term. The effect of any final WTO agreement on United States farm programs and the sugar program in particular and the Company will depend largely on the details of the agreement, which have not yet been fully negotiated.

Dominican Republic - Central American Free Trade Agreement

          The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law in 2005 and was substantially implemented starting on January 1, 2006. As a result, the Company has seen an increase in the amount of sugar that will be imported into the United States as a result of this agreement. The impact of this trade agreement on the Company will continue to be assessed by taking into consideration this and all of the other agreements that require certain amounts of raw or refined sugar to be imported to the US, and the resultant amount of sugar that becomes available for sale in the domestic sugar marketplace. It is possible that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and the Company earnings. The magnitude of the impact cannot be determined at this time.

Regional and Bilateral Free Trade Agreements

          The United States government is pursuing an aggressive agenda on international trade. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar. The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability. The primary agreements under consideration, to the Company’s knowledge, are the Free Trade Area of the Americas; the U.S.-Colombia Free Trade Agreement; the U.S.-Peru Free Trade Agreement; the U.S.-Ecuador Free Trade Agreement; the Thailand Free Trade Agreement; the U.S.-Panama Free Trade Agreement and the South African Customs Union Free Trade Agreement. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices. The U.S. sugar industry and the Company recognize the potential negative impact that would result if these agreements were entered into by the United States.

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

EMPLOYEES

          As of November 3, 2008, the Company had 307 full-time employees, of whom 270 were hourly and 37 were salaried. It also employs approximately 403 additional hourly seasonal workers during the sugarbeet harvest and processing campaign. The Company has a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, CLC) for its factory employee group. The contract became effective June 1, 2005 and continues through May 31, 2011. Office, clerical, management, truck drivers and harvest employees are not unionized. Full time employees are provided with health, dental and vision insurance, a defined benefit or defined contribution retirement plan, a 401(k) retirement savings plan, a long term disability plan, sick leave plan, term life insurance, vacation plan and holiday pay. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

ITEM 1A.	RISK FACTORS

          If any of the following risks actually occur, the Company’s results of operations, cash flows and the trading price of our common stock could be negatively impacted. Although the Company believes that it has identified and discussed below the key, significant risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect its performance or financial condition.

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

Government Programs and Regulations; Legislation

          The nature and scope of future legislation and regulation affecting the sugar market cannot be predicted and there can be no assurance that price supports and market protections will continue in their present forms. If the price support programs were eliminated in their entirety, or if certain protections the United States government provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation, if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could negatively impact the desirability of growing sugarbeets for delivery to the Company, the Company’s financial results, and the Company’s continued viability.

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

The Farm Bill

          The impact of the Farm Bill on the operations of the Company cannot be completely predicted. The long-term ramifications of the marketing allotment and allocation program depend on the Company’s base allocation received on an annual basis and its ability to obtain access, if necessary, to additional allocations at a reasonable price.

Operating Expenses and Sugar Prices

          The Company has an ongoing strategy of maximizing profitability by controlling operating expenses and maximizing production of sugar. This strategy is necessary because the price of sugar has remained within a fairly narrow government program controlled price range. The strategy includes ongoing activities that include constant review of costs and a capital expenditure program that emphasizes efficiencies through cost reduction or production increases. The Company cannot be assured that its continued efforts in this area will result in its continued or increased profitability.

          The Company consumes large quantities of energy in its operations. The Company annually consumes coal, electricity, metallurgical coke, diesel fuel, and natural gas; therefore significant changes in energy prices would have a significant affect on the operating costs of the Company. The Company also consumes operating supplies whose costs are impacted by the price of energy, and therefore the price to the Company. The Company has a strategy to purchase its energy needs and operating supplies as cheaply as possible through long-term contracts, volume purchases and competitive bidding.

Weather and Other Factors

          The sugarbeet, as with most other crops, is affected by weather conditions during the growing and harvesting seasons. Additionally, weather conditions during the processing season affect the Company’s ability to store sugarbeets held for processing. Growing and storage conditions different from the Company’s expectations may change the quantity and quality of sugarbeets available for processing and therefore may affect the quantity of sugar produced by the Company. A significant reduction in the quantity or quality of sugarbeets harvested resulting from adverse weather conditions, disease (such as rhizomania) or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to the Company and its members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          There are no unresolved written SEC staff comments regarding the Company’s periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

          The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley area of Minnesota-North Dakota. The Company owns the factory, receiving sites, and the land on which they are located.

          The properties are adequate to process normal and above normal crop sizes, and for the last three years have averaged a slice rate of 9,864 tons per day. The 2006-crop was the largest tonnage in the history of the Company, amounting to approximately 3,019,000 tons of sugarbeets. If the Company encounters normal weather patterns, which will in turn provide normal long-term sugarbeet storage conditions, then it does not anticipate having material difficulties in processing crops equal in size to the 2006-crop. Achievement of the levels of slice and sugar production in the factory is due mostly to the quality of the crop and the Company’s effort to maximize the potential production from a crop.

          Minn-Dak Yeast Company (MDYC), of which the Company is a 100 percent owner, operates a single factory yeast manufacturing business at Wahpeton, North Dakota. MDYC owns the factory and the land on which it is located. During fiscal 2008, fresh yeast was produced and sold into the domestic yeast marketplace.

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

On July 16, 2008 the Company’s shareholders voted to add Section 5 to its By-Laws as an amendment.

Section 5. UNIT RETAINS PAID IN MONEY. The corporation shall pay a price per pound of extractable sugar to the shareholder for beets delivered and accepted by the corporation in the form of a unit retain paid in money, previously referred to as the “Grower Payment”. This Unit Retain Paid in Money shall be paid to a patron with respect to products marketed for him, the amount of which is fixed without reference to the net earnings of the organization pursuant to an agreement between the organization and the shareholder.

          At the Annual Meeting of Shareholders which is to be held on December 9, 2008, the following seats on the board of directors will be up for election: District #4, District #5, and District #7. A brief biography of each of the candidates for the open seats follows. The District #4 director, Michael Hasbargen, is not eligible for reelection as he as completed all the terms allowed under the Company bylaws.

DISTRICT #4

          PATRICK FREESE graduated Breckenridge High School in 1977 and North Dakota College of Science in 1979. From 1979 to 1985 Mr. Freese worked as a sales coordinator for Chief Industries in Grand Island, NE. Mr. Freese has been farming near Kent, MN since 1985. Mr. Freese has, and continues to, serve his community and church in several areas. He was a member and chairman of the Minn-Dak Farmers Cooperative Political Action Committee. Mr. Freese is a member of various farm and commodity organizations.

DISTRICT #5

          BRENT DAVISON has been a director since 2003 and is currently serving as the board vice chairman. Mr. Davison earned his B.S. degree in Education at Concordia University, Moorhead, MN, graduating in 1972. Mr. Davison taught school in Warren, MN from 1972 until coming home to farm near Tintah, Minnesota area in 1974. He is currently serving on the Tintah Township Board and is a former volunteer fireman and first responder. Mr. Davison is also one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC. He also serves on the board of directors for United Sugars Corporation.

DISTRICT #7

          DALE BLUME has been a director since 2005 and also serves on the board of directors for Minn-Dak Yeast Company. He graduated from the NDSU with a degree in Ag Economics in 1973. He began farming in 1971 and continues to be actively farming today. Mr. Blume is one of Minn-Dak Farmers Cooperative’s original stockholders. Mr. Blume is a member of the Delaware Township Board, and is a director at the First State Bank in Kensington, MN. He is also the co-chairman of the administrative council and on the financial committee of the United Methodist Church in Herman.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHAREHOLDER STOCK VALUE

          The Company is typically referred to as a “closed cooperative.” In a “closed cooperative”, members must purchase equity (represented by classes of preferred shares) in a cooperative to acquire the rights to participate in the cooperative’s business, and membership must be approved by the Company’s Board of Directors.

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

          As of November 24, 2008, there were 483 holders of the Company’s common stock and 483 holders of units of the Company’s preferred stock.

          The Company has not transacted any repurchases of its securities in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

          There is only a limited, private market for shares of the Company’s Common or Preferred Stock. A number of stock transfers, representing approximately 3 percent of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. The Company believes that less than 1 percent of its available stock was traded at arm’s length during the fiscal year ended August 31, 2008. Of the stock transferred at arms length, the transfers were made during the second and third quarters of the Company’s fiscal year and ranged in price from $3,300 to $2,900 per unit. The fourth quarter did not have any arms length transactions. The value of stock is highly dependent upon an individual stockholder’s ability to raise sugarbeets successfully both agronomically and financially. Prior to purchasing stock, a potential stockholder is advised to properly research the agronomic aspect of stock ownership.

          Holders of the Company’s common stock are entitled to share in the Company’s profits and losses based upon sugar delivered, to receive distributions of the Company’s net cash flow when declared by the Board of Directors, to participate in the distribution of the Company’s assets if it dissolves or liquidates, and, to vote on matters submitted to a vote of the Company’s members. Under state law and the Company’s Bylaws, each member of the Company is entitled to one vote, regardless of the number of shares the member holds. Holders of the Company’s common stock are committed under Uniform Delivery and Marketing Agreements to grow and deliver a minimum and maximum number of acres of sugarbeets per unit of preferred stock as authorized by the Board of Directors for each farming year. The Company’s common stock and preferred stock may be held only by farmer-producers who are eligible for membership in the Company and may only be transferred with the consent of the Board of Directors of the Company.

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

	Fiscal Year Ended August 31,
FINANCIAL DATA	2008	2007	2006	2005	2004
(in thousands)
Revenues	$243,573	$278,571	$176,967	$189,681	$198,941
Distribution of net proceeds (1)	110,863	148,415	76,096	88,408	107,909
Total assets	177,063	177,666	163,129	158,996	168,563
Long-term debt, including current maturities	31,872	36,931	42,008	44,455	50,215
Members’ investment (2)	84,016	83,373	83,951	83,410	82,150
Property and equipment additions, net of retirements	8,560	4,947	4,426	4,916	5,917
Working capital	9,648	13,228	14,025	12,433	14,578

RATIOS
Ratio of long-term debt to equity (3)	.32	.39	.45	.47	.56
Ratio of net proceeds to fixed charges (4)	35.36	35.56	22.50	31.42	37.99
Current ratio	1.16	1.23	1.36	1.38	1.39

PRODUCTION DATA (5)
Acres harvested (members)	107,649	116,646	102,121	98,819	112,849
Tons of sugarbeets purchased (members)	2,208,622	3,019,475	1,810,269	2,295,904	2,264,154
Tons purchased per acre harvested	20.52	25.89	17.73	23.23	20.06
Payment to members per ton of sugarbeets delivered, plus allocated patronage and unit retains (6)	$48.96	$49.06	$41.89	$38.08	$47.35

Sugar (cwts):
Produced (from member and purchased sugarbeets)	6,914,346	7,822,687	4,848,804	5,868,576	6,424,346
Sold (includes purchased sugar)	7,060,619	7,301,360	4,844,315	6,093,437	6,602,252

Beet pulp pellets (tons):
Produced	107,600	147,888	101,328	119,054	112,483
Sold	106,006	151,791	105,138	113,913	110,424

Beet molasses (tons):
Produced	99,349	130,878	79,599	89,797	104,883
Sold	87,803	88,652	47,007	73,824	92,852
Sold for Yeast Subsidiary Production	25,307	31,513	21,821	23,586	20,621

Yeast (pounds, in thousands):
Produced	37,436	39,248	34,787	32,043	29,253
Sold	37,436	39,152	34,670	31,984	29,436

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

(5)     Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2008, relates to the 2007 crop).

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

Inventory Valuation
          Inventories of refined sugar, sugar thick juice and pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase that approximates cost. During the periods when sugarbeets are purchased from growers, but not yet converted into granulated sugar or sugar thick juice, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. The Company derives its estimates from sales contracts, recent sales and evaluations of market conditions and trends. Changes in market conditions may cause estimates to differ from actual results.

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

          The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the fiscal year covered by this report. However, considerable management judgment is necessary to estimate future cash flows, which may differ from actual results.

Defined Benefit Pension Plan

          The Company maintains and administers a non-contributory defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” (SFAS No 87) to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for our defined benefit pension plan. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, the Company is required to consider current market conditions, including changes in interest assumptions.

          Key assumptions used to determine annual pension expense are as follows:

	2008	2007	2006

Discount Rate	6.5%	6.5%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total Compensation Increase	4.3%	4.3%	4.3%

          Discount Rate: An assumed discount rate is required to be used in the pension plan actuarial valuation. The discount rate is a significant assumption. The Company’s methodology for selecting the discount rate for the Company’s plan is to seek guidance from outside pension experts for determination of the appropriate discount rate.

          Expected Return on Plan Assets: The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The Company’s methodology for selecting the Expected Return on Plan Assets is to seek guidance from outside pension experts for determination of the appropriate rate.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R”. This standard requires employers to recognize the under funded or over funded status of defined benefit pension and Post-retirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) require under SFAS No. 87. As a result of the application of SFAS No. 158 as of August 31, 2008 and 2007 the Company increased liabilities by $639,310 and $3,947,430. These liabilities were offset to accumulated Other Comprehensive Loss and long-term deferred tax assets. As a result of SFAS No. 158, in the year ended August 31, 2007 the Company recognized an after-tax decrease in accumulated other comprehensive loss of $2,368,458 and in the year ended August 31, 2008 the Company recognized an increase in Other Comprehensive Loss associated with the year ended August 31, 2007 of $1,578,972 and $639,310 for the year ended August 31, 2008. During the implementation fiscal year ended August 31, 2007, the Company recorded a future tax benefit associated with FAS 158. The Company changed its estimate of future tax benefit associated with FAS 158 during the fiscal year ended August 31, 2008. A review of how the future tax benefits associated with FAS 158 flow directly to the shareholder/grower was a determining factor for the change in estimate. During the fiscal year ended August 31, 2008 all future tax benefits associated with FAS 158 were removed and the total FAS 158 impact recorded as Other Comprehensive Loss.

Income Taxes
          Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates income taxes in each of the tax jurisdictions in which it operates. This involves estimating current tax liability in each jurisdiction as well as making judgments regarding the valuation of deferred tax assets. Tax liabilities can involve complex issues and may require an extended period to resolve.

          On September 1, 2007 The Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that the company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in our financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

          Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $25.6 million was available as of August 31, 2008. The Company also has a $15.0 million bid loan supplement facility through the Bank. The Company also has available the USDA Sugar Loan Provisions contained in the 2008 Farm Bill to provide an additional source of seasonal financing for the 2008 and future crops.

          On June 1, 2008, the Company’s loan agreements were scheduled to be renewed. For administrative purposes, the Company and its primary lender agreed in May to extend these loans through September 1, 2008. In August, these agreements were again administratively extended through November 1, 2008. On October 30, 2008 the Company and its primary lender agreed to a new set of loan agreements which maintained the same levels of seasonal borrowing capacity and bid loan capacity, but added $10.0 MM to its term loan agreement, with the repayment of these additional funds being amortized over twelve quarterly payments and added to the end of the current amortization period.

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

          As of August 31, 2008 the Company was in compliance with its loan agreement covenants with the Bank.

          Net Cash provided by operations totalled $14.0 million for the year ended August 31, 2008, as compared to $9.4 million for the previous year. This increase of $4.6 million was primarily due to changes in the amount due to growers of $17.4 million offset by changes in the amount due from growers of $7.3 million. The amount due to growers was primarily due to a smaller crop, while the amount due from growers was primarily due to costs related to increased costs of sugarbeet seed.

          The net cash used in investing activities totalled $8.7 million for the year ended August 31, 2008, as compared to $4.6 million for the previous year. The increase of $4.1 million was primarily due to increased levels of capital expenditures related to improved factory efficiencies, safety and replacement activities.

          The net cash used in financing activities totalled $5.9 million for the year ended August 31, 2008 as compared to $4.7 million for the previous year. This increase of $1.2 million was primarily due to increased equity revolvement related to the 2006-crop offset by $1.0 million of additional seasonal borrowing.

          The company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

          Working capital decreased $3.6 million for fiscal year 2008. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. As of August 31, 2008 the Company had approximately 4-years of long-term debt remaining with the Bank and it has two tax exempt bond issues, series 1996 with $3.8 million remaining to be paid and series 2002 with $11.7 million remaining to be paid.

          Because the Company and the Bank chose to delay the modification of the loan agreements for administrative reasons, the additional financing necessary to achieve the working capital position was delayed until October 2008. This delay in the modification of the loan agreements was known in advance to cause the working capital position to be below earlier estimates, but within the expectations of the Bank and Company.

          The Company has protected itself from interest rate fluctuations through a strategy of using tax-exempt bond financing and a term debt portfolio that fixes rates and maturities into the future on set amounts of debt. The Bank current term debt portfolio, comprised of $13.1 MM using variable interest rates and $12.7 MM using fixed interest rates over various maturities, is expected to provide the Company stable term debt interest rates over the next four years at similar rates to current market rates for maturities of the same type. An increase or decrease in the interest rate market of the recent historic past is expected to be immaterial on the profitability of the Company as a result of its interest rate strategy. Capital expenditures for the years ended August 31, 2008, 2007 and 2006 totaled $8.7 MM, $4.9 MM and $4.7 MM, respectively.

          Capital expenditures for fiscal year 2009 have been approved at $10.7 million. The Company modified its long-term debt agreement with the Bank in order to fund some of these capital expenditures. The capital expenditures are for normal efficiency, safety and replacement activities. Failure by the Company to make capital expenditures over a period of years would result in the Company being less competitive due to its failure to reduce costs and increase operating efficiencies.

          The Bonds are secured by a letter of Credit from Wells Fargo Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, ND.

Payments Due by Period (Includes October 2008 $10 Million loan addition)

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$25.9MM	$2.5MM	$10.0MM	$6.7MM	$6.7MM
Bonds Payable	$15.5MM	$2.0MM	$ 5.3MM	$2.1MM	$6.1MM
Capital Leases	$ 0.6MM	$0.1MM	$ 0.2MM	$0.3MM	0
Unconditional Purchase Obligations	0	0	0	0	0
Other Long-Term Obligations	0	0	0	0	0
Total Long Term Obligations	$42.0MM	$4.6MM	$15.5MM	$9.1MM	$12.8MM
Interest-Long Term Debt & Bond	$ 7.1MM	$1.3MM	$ 3.1MM	$1.5MM	$1.2MM
Operating Leases	$ 1.8MM	$1.0MM	$ 0.7MM	$0.1MM	0
Total Contractual Obligations	$50.9MM	$6.9MM	$19.3MM	$10.7MM	$14.0MM

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

RESULTS OF OPERATIONS

Comparison of the years ended August 31, 2008 and 2007

          Net payments to members for sugarbeets delivered by the shareholder/growers, decreased by $37.6 million or 27 percent in fiscal year 2008 and totaled $103.0 million. As of August 31, 2008, the board of directors authorized payment to shareholders for prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $4.4 million compared to $6.0 million in the previous year. The payment of $4.4 million will leave approximately 4.5 years of prior years’ patronage and per unit retains still outstanding – the same as the prior year.

          Revenues for the year ended August 31, 2008 were comprised of Sugar 83 percent, Pulp 7 percent, Yeast 6 percent and Molasses 4 percent.

          Consolidated revenue for the year ended August 31, 2008, decreased 12.6 percent or $35.0 million from 2007. Revenue from total sugar sales decreased $16.0 million or 7.2 percent, reflecting a 2.8 percent decrease in cwt. sold and a 4.4 percent decrease in the average net selling price per cwt. Revenue from co-products decreased 7.8 percent, reflecting a decrease of 19.4 percent in volume and an 11.6 percent increase in the average selling price per ton. The decrease in volume of sugar and co-products sold from the 2007-crop is attributable to the smaller crop size, including the non-member purchased beets; with reduced production of sugar being offset slightly by higher quality sugarbeets processed.

          Revenues from yeast sales increased 2 percent reflecting a decrease in volume of 4.4 percent, and an increase in the average net selling price of 6.4 percent. Increased selling prices were necessary to help defray a portion of substantial increases in operating materials and shipping costs experienced in the production and sale of yeast.

          The value of finished product inventories in fiscal year 2008 decreased $4.4 million from fiscal year 2007, mostly the result of a decrease in the volume of ending sugar inventory. Sugar inventory was lower due to the timing of contract off-take from customers.

          All expenses, exclusive of grower payments for sugarbeets and cost of non-member purchased beets, decreased $4.9 million or 4 percent. Minn-Dak Farmers Cooperative (MDFC) expenses decreased $5.4 million, while Minn-Dak Yeast Company expenses, after eliminations, increased $0.5 million.

          The cost per cwt. of sugar produced increased 9 percent versus the prior year due to factory maintenance costs being higher than normal in the areas of solid waste disposal and the lime kiln, and fixed costs on a per unit basis exceeding that of the prior year due to the record crop processed in fiscal year 2007.

          Of the $5.4 million decrease in the MDFC expenses, the cost of operations decreased $2.5 million, or 4 percent due to the smaller volume of sugarbeets processed versus the record 2006-crop, including the record length of the 2006-crop processing period.

          Sales and Distribution costs decreased $1.8 million or 4 percent. Decreases are mainly the result of the reduction in the production and sale of finished goods from the smaller sugarbeet crop and reduced cost of sugar marketing allocations. Sugar marketing allocation costs decreased $3.4 million, or 54 percent due to the smaller amount of allocation needed for the marketing of the 2007 crop versus the record volume 2006 crop. General and Administrative expenses increased $0.2 million or 2 percent. Employee costs and professional fees were the primary reasons for the increase. Interest expense decreased $1.1 million reflecting a lower average level of seasonal and term debt and a decreased rate of interest.

          Other business income before income taxes increased $0.1 million due primarily to a combination of prior period activities, offset by higher losses on the disposal of equipment. Income taxes increased $1.5 million due mainly to increased non-member income.

Comparison of the years ended August 31, 2007 and 2006

          Net payments to members for sugarbeets delivered by the shareholder/growers, increased by $69.0 million or 96 percent in fiscal year 2007 and totaled $140.6 million. As of August 31, 2007, the Board of Directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $6.0 million to shareholders compared to $3.6 million in the previous year. The payment of $6.0 million will leave approximately 4.5 years of prior years’ patronage and per unit retains withheld versus the prior year of 4.9 years withheld.

          Revenues for the year ended August 31, 2007 were comprised of Sugar 84 percent, Pulp 7 percent, Yeast 5 percent and Molasses 4 percent.

          Revenue for the year ended August 31, 2007, increased $101.6 million or 57 percent from 2006. Revenue from total sugar sales increased $73.5 million or 50 percent reflecting a 47 percent increase in cwt. sold, and a 3 percent increase in the average net selling price per cwt. Revenue from co-products increased 68 percent, reflecting an increase of 38 percent in volume, and a 30 percent increase in the average selling price per ton. The increase in volume of sugar and co-products sold from the 2006-crop is attributable to the larger crop size and quality when compared to the 2005 crop of beets delivered by shareholder/growers plus the 2005-crop non-member purchased beets.

          Revenues from yeast sales increased 37 percent reflecting an increase in volume of 13 percent, and an increase in the average net selling price of 24 percent. Selling prices increased due to a combination of two factors: (1) a change in the way that yeast selling prices are determined under a different marketing agreement that Minn Dak Yeast Company (MDYC) entered into in May 2006, and which accounted for the majority of increase in the calculation of the yeast price, and (2) somewhat higher selling prices for yeast.

          The value of finished product inventories in fiscal year 2007 increased $12.6 million from fiscal year 2006, mostly the result of an increase in the volume of ending sugar inventory. Sugar inventory was larger due to the timing of contract off-take for a select number of customers.

          Expenses, exclusive of grower payments for sugarbeets and cost of non-member purchased beets, increased $30.1 million or 30 percent. Minn-Dak Farmers Cooperative (MDFC) expenses increased $27.9 million, while Minn-Dak Yeast Company expenses increased $2.2 million.

          The production cost per cwt. of sugar produced decreased 31 percent versus the prior year due to a combination of a 62 percent increase in sugar produced with only a corresponding 12 percent increase in total costs.

          Of the $27.9 million increase in the MDFC expenses, the cost of operations increased $7.0 million, or 12 percent due to the record volume of sugarbeets processed, including the record length of the 2006-crop processing period.

          Sales and Distribution costs increased $21.4 million or 74 percent. Increases are mainly the result of the increase in the production and sale of finished goods from the larger sugarbeet crop and from the cost of sugar marketing allocations. Sugar marketing allocation costs increased $5.0 million or 400 percent from the 2005-crop and were due to the amount of allocation acquired to allow for the marketing of the large 2006 crop. General and Administrative expenses increased $0.9 million or 15 percent. Employee costs, beet transportation equipment depreciation and expenses associated with sugar policy and farm bill renewal was the primary reasons for the increase. Interest expense increased $0.8 reflecting a higher level of seasonal debt and an increased rate of interest.

          Other business income increased $0.7 million in fiscal year 2007 due primarily to the yeast business being accounted for as patronage business and income on the yeast business qualifying for cooperative tax treatment.

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

          Revenues for the year ended August 31, 2006 were comprised of Sugar 84 percent, Pulp 7 percent, Yeast 5 percent and Molasses 4 percent.

          During the year ended August 31, 2006, the Company purchased 156,788 tons of sugarbeets from a sugarbeet processor due to a shorter than normal sugarbeet supply from the Company’s shareholder/growers. The purchase comprised 8 percent of all sugarbeets purchased by the Company for the year.

          On April 30, 2006, the Company acquired the non-controlling 20 percent interest in its Minn-Dak Yeast subsidiary from Sensient Technologies Corporation.

          Revenue for the year ended August 31, 2006, decreased $12.7 million or 7 percent from 2005. Revenue from total sugar sales decreased $16.1 million or 10 percent reflecting a 19 percent decrease in cwt. sold, and a 9 percent increase in the average net selling price per cwt. Revenue from co-products decreased 10 percent, reflecting a decrease of 22 percent in volume, offset by a 12 percent increase in the average selling price per ton. The decrease in volume of sugar and co-products sold from the 2005-crop is attributable to the lower crop size and quality when compared to the 2004 crop of sugarbeets delivered by shareholder/growers.

          Revenues from yeast sales increased 28 percent reflecting an increase in volume of 8 percent, and an increase of 20 percent in the price of yeast due to a change in the marketing arrangement. A different marketing arrangement changed the methodology used in the determination of the selling price for yeast.

          The value of finished product inventories in fiscal year 2006 increased $0.5 million from fiscal year 2005.

          Cost of product sold, on a consolidated basis, exclusive of grower payments for sugarbeets and cost of outside purchased sugarbeets, remained the same. However, the Company’s costs decreased $1.5 million and Minn-Dak Yeast’s costs increased $1.5 million.

          Of the $1.5 million decrease in the Company’s cost of product sold, the cost of operations decreased due to a shorter processing season. Offsetting those costs somewhat were maintenance costs, which increased as a result of the late start (October rather than September) of the 2005-crop processing period. The offsetting increase of $1.5 million in cost of product sold by Minn-Dak Yeast was due to a $0.6 million increase in the cost of molasses (29 percent price increase and 10 percent volume increase), $0.6 million of purchased cream yeast (no purchases in prior fiscal year) and $0.3 million increase in the cost of chemicals, due primarily to the increase in volume of production.

          Sales and Distribution costs decreased $8.1 million or 22 percent. Decreases are mainly the result of lower costs of purchased sugar (less volume) and the lower cost of marketing allocations (less volume). General and Administrative expenses decreased $0.4 million or 6 percent. Employee costs and trade association dues were the primary reasons for the decrease. Interest expense increased $0.6 million reflecting a lower level of debt and an increased rate of interest.

          Overall, the cost per cwt. of sugar produced increased 18 percent versus the prior year due to a 1 percent increase in costs and a 17 percent reduction in sugar produced.

          Other business income increased $0.2 million in fiscal year 2006 due primarily to transactions related to the acquisition of 100 percent ownership in Minn-Dak Yeast, offset by less patronage dividends received from other cooperatives.

Estimated Fiscal Year 2009 Information

          This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2008 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2008 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products, the quantity of sugar produced from the sugarbeet crop, changes in plant production efficiencies and sugarbeet storage conditions are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

          The Company’s members harvested 1.9 million tons of sugarbeets from the 2008-crop, approximately 19 percent less than the most recent 5-year average. The Company’s shareholder/growers were unable to harvest approximately 30 percent of the crop due to extremely wet harvest conditions in a significant part of its growing area. Sugar content of the 2008-crop at harvest was 5 percent below the average of the five most recent years. Due to the lower harvested tons and lower sugar percent, the Company’s production of sugar from the 2008-crop sugarbeets is expected to be 27 percent less than the average of the five most recent years of sugar production. This forward-looking material is based on the Company’s expectations regarding the processing of the 2008 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors that include changes in production efficiencies and storage conditions for the Company’s sugarbeets.

          The Company’s initial sugarbeet payment estimate totals $38.00 per ton or $0.13466351 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2009. This projected payment is 19 percent less than the final 2007-crop payment per ton and 14 percent less per pound of extractible sugar. The lower projected 2008-crop payment per ton results fewer total tons of beets processed, lower sugar content in the sugarbeets and increased operating and fixed costs per ton; and offset somewhat by higher sugar and by-product prices versus the prior year.

          For a discussion of the 2008, 2007 and 2006 crops and results of operations for fiscal years 2008, 2007 and 2006, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

          The Company has long-term tax-exempt bonds using a variable interest rate. Borrowing levels have been $15.5 million for 2008, $17.4 million for 2007 and $19.1 million for 2006. The historic interest rates for these instruments have been under 5 percent with an anticipated fluctuation of less than 1 percent per year.

          The Company’s short-term debt rates will vary from year to year based on the short-term interest rate market changes. Average short-term debt borrowing levels have been $36.0 million, $39.2 million, and $24.7 million for the years 2008, 2007, and 2006, respectively. Because each year’s short-term debt is closely associated with each year’s crop size and the finished goods market value from that crop, the interest fluctuations will have a direct impact on the final grower sugarbeet crop payment.

          The Company will from time to time have purchase obligations in foreign currency as a result of approved capital expenditure projects, and may reduce the risk of currency exchange by forward purchasing the applicable currency required for the expenditures.

          The Company does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company for the fiscal years ended August 31, 2008, 2007 and 2006 have been audited by Eide Bailly, LLP, independent registered public accounting firm. Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly, LLP. The consolidated financial statements of the Company are included in Appendix A to this annual report.

ITEM 9.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Sarbanes-Oxley Act: The Sarbanes-Oxley Act continues to have the interpretation of its rules reviewed and changed. The Company is in compliance with the rules and interpretations of these rules as they are stated. The below listed areas of activity are not to be considered an all inclusive list, but rather an indication of how the Company’s Board of Directors and Management are approaching future compliance requirements.

Audit Committee: The audit committee is active in the oversight of the Company’s accounting, auditing, and key risk management areas. The Company’s bylaws require any board member to be actively engaged in the production of sugarbeets, therefore, the financial expert requirement for the audit committee is restricted to the pool of available directors who are eligible to serve on the audit committee. Therefore there is no financial expert, as defined within the provisions contained in the Securities and Exchange Commission that serves on the Audit Committee. However, the Company believes that, taken as a whole, the members of the Audit Committee have sufficient education, experience and qualifications to carry out their duties. The Audit Committee has formulated a confidential and anonymous employee system to allow employees to report concerns regarding questionable accounting or auditing matters. The Audit Committee has adopted a code of ethics policy for top management.

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

In late December 2007, the Company identified a series of thefts committed by an employee that had responsibilities related to the preparation of the Company’s financial statements. The Company’s management immediately began an investigation, under the supervision of the Audit Committee, to determine the extent of the theft and to gauge the adequacy of the Company’s internal controls. In early January 2008, the Company’s Audit Committee also engaged forensic auditors to conduct a separate investigation and that investigation was substantially completed by late February 2008. After these investigations, the Company’s management believes that this embezzlement was committed through issuances of stolen/forged checks to the employee or the employee’s creditors over a period of ten years, with the embezzlement concealed through fraudulent accounting entries and reconciliations. Upon discovery of the embezzlement, the employee was terminated from employment with the Company and subsequently convicted of a felony. The Company was adequately covered by business insurance for this loss.

Through the investigations of this embezzlement, management identified control deficiencies in two primary areas: segregation of duties, and adequacy and accuracy of documentation relating to general ledger and general journal entries. The amounts embezzled were individually, on an annual basis, and in the aggregate not material to the Company. The embezzlement did not result in any material misstatements of the Company’s financial statements for any of the affected periods nor did it require any adjustment to the Company’s financial statements for any period. Based upon this and other factors, the Company’s management believes that the deficiencies in internal control over financial reporting did not present a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. Nonetheless, the Company’s management does believe that these deficiencies were important enough to merit attention by management and therefore, the Company’s management believes that the deficiencies in internal control over financial reporting were significant deficiencies.

▪

In the beginning of February 2008, the Company’s management designed and implemented a plan to remediate the deficiencies in internal control over financial reporting identified through the investigations and to generally enhance the Company’s internal control over financial reporting.

While this remediation plan was completed by mid-March 2008, the Company continued to review the effectiveness of its internal controls and seek improvements to its internal control environment. This review and improvement process suggested that additional changes in internal control over financial reporting were required and were implemented.

Management’s Annual Report on Internal Control over Financial Reporting.

(a)

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rules 13a-15(f) and 15d – 15(f) of the Exchange Act. Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting is effective as of August 31, 2008

(b)

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

(c)

Attestation. This annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(d)

Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of management and the Company’s directors; and

•

Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are deemed to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Name and Address	Age	District	Director Since	Term Expires In December

Dale Blume 17668 CO RD 11 Norcross, MN 56274-3050	58	District #7 – Lehman	2005	2008(1)

Dennis Butenhoff 14319 150th St. So. Barnesville, MN 56514	62	District #9 – Peet	2004	2010

Brent Davison 7950 770th Ave Tintah, MN 56583	57	District #5 – Hawes	2003	2008(2)

Douglas Etten 30427 W. Stalker Road Dalton, MN 56324	57	District #8 – Lyngaas	1997	2009

Michael Hasbargen 2553 360th ST Breckenridge, MN 56520	63	District #4 – Factory East	1993	2008(3)

Dennis Klosterman 7942 CTY RD 1 Mooreton, ND 58061	48	District #3 – Gorder	2004	2010

Russell Mauch 16305 Hwy 13 Barney, ND 58008	53	District #2 – Factory West	1998	2010

Charles Steiner 2851 310th AV Foxhome, MN 56543-9312	58	District #6 – Yaggie	2000	2009

Alton Theede 609 3rd AV SE Hankinson, ND 58041	64	District #1 – Tyler	2003	2009

1)	Mr. Blume’s term as a director of the Company from District #7-Lehman expires on December 9, 2008.
2)	Mr. Davison’s term as a director of the Company from District #5-Hawes expires on December 9, 2008.
3)

Mr. Hasbargen’s term as director of the Company from District #4-Factory East expires on December 9, 2008. Mr. Hasbargen has served the maximum 5-3 year terms on the board of directors and is not eligible for reelection.

          Dale Blume has been a director since 2005 and also serves on the board of directors for Minn-Dak Yeast Company. He graduated from the NDSU with a degree in Ag Economics in 1973. He began farming in 1971 and continues to be actively farming today. Mr. Blume is one of Minn-Dak Farmers Cooperative’s original stockholders. Mr. Blume is a member of the Delaware Township Board, and is a director at the First State Bank in Kensington, MN. He is also the co-chairman of the administrative council and on the financial committee of the United Methodist Church in Herman.

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

          Brent Davison has been a director since 2003 and currently serves as the board vice chairman. Mr. Davison earned his B.S. degree in Education at Concordia University, Moorhead, MN, graduating in 1972. Mr. Davison taught school in Warren, MN from 1972 until coming home to farm near Tintah, Minnesota area in 1974. He is currently serving on the Tintah Township Board and is a former volunteer fireman and first responder. Mr. Davison is also one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC and serves on the board of directors for United Sugars Corporation.

          Douglas Etten has been a director since 1997 and currently serves as the board chairman. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College in Business and Math in 1974. He is also one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC. He also serves on the board of directors of Minn-Dak Yeast Company, United Sugars Corporation, and Midwest Agri-Commodities Company.

          Michael Hasbargen has been a director since 1993 and has served as the Company’s board chairman and vice chairman. Mr. Hasbargen has been farming near Breckenridge, MN since graduating from NDSU in Ag Economics in 1967. He is also one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC. Mr. Hasbargen is the brother-in-law of Mr. Steven Caspers, Executive Vice President & Chief Financial Officer.

          Dennis Klosterman has been a director since 2004. Mr. Klosterman graduated from Wahpeton High School in Wahpeton in 1978. He began farming with his father and brother in the Mooreton, ND area in 1979 while attending North Dakota State College of Science and North Dakota State University. Mr. Klosterman has, and continues to, serve his community and church in several areas. He was a member and chairman of the Minn-Dak Farmers Cooperative Political Action Committee. Mr. Klosterman is a member of various farm and commodity organizations. He also serves on the board of directors for Midwest Agri-Commodities Company.

          Russell Mauch has been a director since 1998 and currently serves as board treasurer. Mr. Mauch graduated from North Dakota State University in 1977 with a B.S. in agriculture. From 1979 to 1981 Mr. Mauch was a commercial and agriculture loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for United Sugars Corporation and as one Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

          Charles Steiner has been a director since 2000 and currently serves as the board secretary. Mr. Steiner has been farming near Foxhome, MN since 1969. Mr. Steiner graduated from the Northwest School of Agriculture, University of Minnesota at Crookston, MN. Mr. Steiner serves as the ex-officio member on the board of directors for United Sugars Company.

          Alton Theede has been a director since 2003. Mr. Theede has been farming in the Fairmount, North Dakota area since 1966. He earned his B.S. degree in Business Administration from the University of North Dakota, Grand Forks, ND. Mr. Theede currently serves on the board of directors for the local CHS (Cenex Harvest States) and is very involved in community service. Mr. Theede has been and continues to be active in serving the congregation of St. Phillips Catholic Church in Hankinson, ND. He also serves on the board of directors for Minn-Dak Yeast Company.

          The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $270.00 per meeting for regular and special board meetings, (ii) the greater (a) $135.00 for any day in which directors partake in activities on the Company’s behalf that take less than five hours or (b) $270.00 for any day in which directors partake in activities on the Company’s behalf that take five hours or more. The Chairman of the Board of Directors also receives a flat $500.00 per month to compensate for the extra duties associated with that position.

Information about Committees of the Board of Directors

          The Board of Directors has established a Compensation Committee, an Audit Committee and a Nominating Committee. The composition and function of these committees are set forth below

          Compensation Committee. The Compensation Committee operates under a written charter and discharges the Board’s responsibilities relating to the fair and competitive compensation for the Chief Executive Officer, including reviewing and approving goals and objectives relating to the compensation of the Chief Executive Officer and the performance of the Chief Executive Officer. Based on its review, the Compensation Committee makes recommendations to the Board of Directors regarding the elements of the Chief Executive Officer’s compensation and the Compensation Committee, along with the Board of Directors, approves the compensation and other benefits of the Chief Executive Officer. A copy of the current charter of the Compensation Committee is available by following the link to “About MDFC” on the Company’s website at www.mdf.coop During 2008, the members of the Compensation Committee are Messrs. Charles Steiner (Chair), Dennis Butenhoff, Dennis Klosterman, Brent Davison and Alton Theede.

          Nominating Committee. Shareholders from each district select two shareholders to serve as a Nominating Committee for that district. The Nominating Committee for each district is responsible for facilitating nominations for the position of director by shareholders of that district and evaluating whether shareholder proposed nominees are qualified candidates. Each Nominating Committee operates under a series of written guidelines relating to the legal requirements for the Company’s directors, qualifications of nominees, and process for soliciting shareholder nominees. During 2008, the members of the Nominating Committee were Messrs. Brian Lacey (Chair), Jim Blaufuss, Paul Tschakert, Darin Raguse, Gary Brunkow and Jerry Bryson. In fiscal 2008, there have not been any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

          Audit Committee. The Audit Committee assists the Board in fulfilling its responsibility relating to corporate accounting and reporting practices of the Company, the quality and integrity of financial reports, the financial reporting processes, the system of internal controls; the qualifications, independence and performance of the independent auditors; and compliance by the Company with certain legal and regulatory requirements. The Audit Committee has the authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews the Company annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor. The Audit Committee operates under a written charter that is available by following the link to “Corporate Governance” on the Company’s website at www.mdf.coop. During 2008, the Audit Committee consisted of Messrs. Russ Mauch (Chair), Dale Blume, Dennis Butenhoff, Mike Hasbargen and Alton Theede.

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

Name	Age	Position

David H. Roche	61	President and Chief Executive Officer

Steven M. Caspers	58	Executive Vice President and Chief Financial Officer

Jeffrey L. Carlson	53	Vice President Operations

John Haugen	56	Vice President Engineering

Thomas D. Knudsen	54	Vice President Agriculture

Richard D. Ames	51	Operations Manager of Minn Dak Yeast

Susan Johnson	61	Communications Manager

Allen E. Larson	53	Controller and Chief Accounting Officer

John S Nyquist	53	Purchasing Manager

Greg J. Schmalz	57	Director Human Resources

Kevin R. Shannon	54	Safety Director

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

          Steven M. Caspers is a graduate of the University of North Dakota with a Bachelor of Science in Business Administration and a major in Accounting. He has been employed with the Company since May 5, 1974. Mr. Caspers is president of Minn-Dak Yeast Company. Mr. Caspers is the brother-in-law of Mr. Michael Hasbargen, Director.

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

          Susan M. Johnson has attended several post-secondary education classes in fields related to her employment at the Company. Ms. Johnson began her career in the accounting department as receptionist and payroll clerk. She has also been employed in the human resources department, the executive offices, and is currently in the position of communications manager/executive administrative assistant. Ms. Johnson began employment with the Company on June 26, 1978.

          Allen E. Larson is a graduate of Moorhead State University with a Bachelor of Science in Business Administration and a major in Accounting. He has been employed with the Company since October 26, 1981.

          John S. Nyquist attended the North Dakota State College of Science, majoring in Accounting and Computer Programs. Mr. Nyquist began his purchasing and inventory control experience in 1975 in the Company storeroom. Mr. Nyquist is active in local civic and fraternal organizations. Mr. Nyquist began employment with the Company on September 15, 1975.

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

          Code of Ethics for Executive Officers

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics is included in its Standards of Business Conduct which is publicly available by following the link to “Corporate Governance” at its website at www.mdf.coop.

The Company intends to satisfy the disclosure requirements of the Securities and Exchange Commission regarding certain amendments to, or waivers from, provisions of its code of ethics that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on the Company’s website at www.mdf.coop.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

          The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the following executive officers who are referred to in this Annual Report on Form 10-K as the Named Executive Officers:

•	David H. Roche, President and Chief Executive Officer;
•	Steven M. Caspers, Executive Vice President and Chief Financial Officer;
•	Thomas D. Knudsen, Vice President Agriculture;
•	John Haugen, Vice President Engineering; and
•	Jeffrey L. Carlson, Vice President Operations.

          This section is intended to provide a framework within which to understand the actual compensation awarded to or earned by the Named Executive Officers during the year ended August 31, 2008, as reported in the compensation tables and accompanying narrative sections appearing on pages 43 to 51 of this Annual Report on Form 10-K.

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

          Under its charter, the Committee has the authority to engage the services of outside advisors, experts and others to assist it in performing its duties. While the Compensation Committee has used the services of a compensation consultant in the past, it did not do so in determining fiscal year 2008 compensation for the Chief Executive Officer. The Compensation Committee may choose to use the services of a compensation consultant in the future.

Role of Management in Compensation Process

          The Compensation Committee does not oversee or design compensation programs for any of the Named Executive Officers other than the Chief Executive Officer. The Compensation Committee believes that it is the responsibility of the Chief Executive Officer, as the highest-ranking executive, to implement the business goals of the Company established by the Board of Directors and to manage the Company’s business against an annual budget established by the Board of Directors. In this regard, the Chief Executive Officer is responsible for determining a strategy for achieving these goals, including the allocation of personnel, time and financial resources consistent with the budget. The Compensation Committee believes it is the responsibility of the Chief Executive Officer to manage and compensate the other Named Executive Officers in a manner that provides sufficient incentives for these employees to meet the business goals of the Company and to control compensation and benefits expense for all employees, including the Named Executive Officers. In reviewing the performance of the Chief Executive Officer each year, the Compensation Committee takes into consideration the extent to which the Chief Executive Officer has successfully fulfilled these responsibilities and holds the Chief Executive Officer accountable for the performance of each executive officer reporting to him.

          In determining compensation for the Chief Executive Officer, the Compensation Committee solicits input from the Director of Human Resources and the Chief Financial Officer, primarily relating to the cost of the Company’s compensation programs and the financial performance of the Company. None of the Named Executive Officers, other than the Chief Executive Officer, has a role in establishing executive compensation. From time to time, some of the Named Executive Officers are invited to attend meetings of the Compensation Committee. However, no Named Executive Officer attends any executive session of the Compensation Committee or is present during deliberations or determination of that Named Executive Officer’s compensation.

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

          The Compensation Committee has set the Chief Executive Officer’s base salary at or below base salaries of similar positions in the region and in the Company’s industry. The Compensation Committee adjusts base salary comparables for the size of the Company’s operations, both in terms of tons of sugarbeets processed and the quantity of sugar produced. The Compensation Committee has set base salary lower than comparable salaries believing that variable cash compensation, tied to specific performance measures, should constitute a significant portion of the Chief Executive Officer’s overall cash compensation. For the Named Executive Officers other than the Chief Executive Officer, the Chief Executive Officer sets base salaries annually based, in part, on base salaries of similar positions as reported by surveys, data and other market information. The Chief Executive Officer also reviews the executive’s personal performance, the need for the salary to remain competitive with other organizations in the industry and the general budgetary guidelines established by the Chief Executive Officer. The Chief Executive Officer has typically set the base salaries of the other Named Executive Officers near the median reported for that position.

          The variable cash compensation is provided through two bonus programs, one based on return per acre (referred to as the “Profit Sharing Bonus”) and one recommended by the Compensation Committee for Board of Directors approval based upon the results of an annual performance review (the “Performance Bonus”). The Compensation Committee intends the Profit Sharing Bonus to be fairly challenging and that average financial performance measured by return per acre will result in a relatively low level of Profit Sharing Bonus, while above average or exceptional financial performance would be required before a higher level Profit Sharing Bonus is earned by the Chief Executive Officer. Because return per acre is the measure that best quantifies the Company’s return to shareholders, the Compensation Committee believes that this measure is appropriate to align the Chief Executive Officer’s interests with those of the shareholders. With the renewal agreement entered into between the Company and the Chief Executive Officer on August 31, 2008, the Profit Sharing Bonus criteria were adjusted to make this bonus more challenging. For example, the new formula increased the minimum return per acre that must be achieved to result in any bonus and achievement of a return per acre to growers that would have resulted in the maximum bonus to the Chief Executive Officer ($50,000) will now result in a bonus amount that is significantly less ($25,000). The Compensation Committee also attempted to provide incentives for superior performance by increasing the amount of bonus that could be earned at the newly established highest level of achievement. The Compensation Committee believed that these changes, which were determined in fiscal year 2008 and effective beginning with fiscal year 2009, were consistent with the philosophy stated above. In addition, the Compensation Committee believed that the higher minimum return per acre was appropriate because it acknowledged increased expenses experienced by shareholder/growers since the Profit Sharing Bonus formula was adopted in 2001. The new minimum return per acre is designed to ensure that bonuses will be paid only when shareholders/growers receive a meaningful return. In accordance with the terms of the renewal agreement entered into on August 31, 2008, the Compensation Committee will review the Profit Sharing Bonus formula every two years to ensure it continues to provide appropriate incentives consistent with the Compensation Committee’s philosophy. See “Employment and Post-Employment Arrangements” for a description of Mr. Roche’s employment agreement, as amended by the renewal agreement.

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

          The Company does not believe that personal benefits or perquisites (i.e. “perks”) are appropriate as a significant element of compensation, in particular because perks are not conditioned upon performance and are not based upon contribution to the Company’s business. None of the Named Executive Officers received perks that were a significant compensation element in 2008.

Base Salaries

          Mr. Roche and the Company entered into an employment agreement in 2001 and since that time, the Company has annually reviewed Mr. Roche’s performance to determine whether to retain Mr. Roche’s services and to establish a salary for Mr. Roche. The Compensation Committee set Mr. Roche’s base salary in August 2007 at the time the Company entered into the renewal of Mr. Roche’s employment agreement through August 31, 2008. Mr. Roche’s annual base salary for 2008 was set at $333,700, an increase of 3.5 percent from the annual base salary of $322,500 for 2007. The Compensation Committee increased Mr. Roche’s base salary primarily to recognize an increase in the cost of living over the prior year. Mr. Roche determined salaries for the other Named Executive Officers in July 2008 using the guidelines set forth above.

          The following table sets forth the annual base salaries for 2008 and 2007 for each of the other Named Executive Officers, as well as the percentage increase in 2008 as compared to 2007:

Named Executive Officer	2008 Annual Base Salary	2007 Annual Base Salary	% Increase 2008 Over 2007

Steven M. Caspers	$171,100	$165,300	3.5%
Thomas D. Knudsen	$125,500	$121,000	3.7%
John Haugen	$120,000	$115,500	3.9%
Jeffrey L. Carlson	$133,600	$125,600	6.4%

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

          In July 2008, the Compensation Committee and the Board of Directors conducted a performance review of Mr. Roche for fiscal 2008, in part to determine whether Mr. Roche would receive a Performance Bonus. Consistent with its process in prior years, this performance review solicited a rating from the Board of Directors of Mr. Roche’s performance in areas such as leadership, communication, budget and time management, as well as overall performance. This information was compiled anonymously and discussed among the Board members. The Board of Directors reviewed Mr. Roche’s achievements for 2008, including his executive leadership, Mr. Roche’s contribution to the successful processing and marketing of the sugarbeet crop in fiscal 2008, his involvement and leadership in industry affairs, and the competitive financial returns to the shareholders, in determining whether to award a Performance Bonus and the amount of the Performance Bonus. In view of the variety of the factors and the amount of information considered as well as the complexity and subjectivity of these matters, the Compensation Committee did not find it practical to, and did not attempt to, make specific assessments of, quantify, rank or otherwise assign relative weights to the specific factors considered by the Board or by the Compensation Committee. Individual members of the Compensation Committee may have given different weight to different factors. For 2008, the Compensation Committee awarded Mr. Roche a Performance Bonus of $31,000.

          Mr. Roche determined the discretionary performance bonus amounts to be paid to the other Named Executive Officers and, consistent with past practice, he presented this information to the Compensation Committee and the Board of Directors for feedback in July 2008. In establishing the performance bonus awards for the other Named Executive Officers, Mr. Roche considered their individual contribution toward achieving the Company goals, and the level of return to shareholders measured through dollars paid per acre of sugarbeets grown. The Company and Mr. Roche continue to develop a more formal program for executive officers (other than the Chief Executive Officer) for determining performance bonus awards that will clearly specify goals to be achieved and the level of bonus payment (as a percent of base salary) at various levels of achievement of the goals. The following table shows the individual Performance Bonus paid to each of the Named Executive Officers for 2008 and also shows the performance bonus as a percentage of 2008 salary:

Named Executive Officer	2008 Performance Bonus	% Of 2008 Annual Base Salary

David H. Roche	$31,000	9%
Steven M. Caspers	$45,000	26%
Thomas D. Knudsen	$27,000	22%
John Haugen	$27,000	23%
Jeffrey L. Carlson	$27,000	20%

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

          For the purposes of the Profit Sharing Bonus, return per acre is the amount received by the shareholders/growers as a grower payment for sugarbeets and does not include patronage, retains or trucking payments. For 2008, the return per acre to the growers was in excess of $900 per acre resulting in a Profit Sharing Bonus to Mr. Roche of $50,000. Mr. Roche’s Profit Sharing Bonus and Performance Bonus resulted in an aggregate bonus of $81,000, resulting in an amount equal to 24 percent of his 2008 annual base salary.

Elements of Post-Termination Compensation

          In 2001, the Company entered into an employment agreement with Mr. Roche relating to his service as the President and Chief Executive Officer, which was amended by a renewal agreement dated August 28, 2007 for the term of September 1, 2007 to August 31, 2008. Under this employment agreement as amended, Mr. Roche will be paid his then-current base salary for a period of twelve months in the event of termination of Mr. Roche’s employment without cause, upon receipt of a general release and compliance with provisions of the renewal relating to confidentiality of Company information. Mr. Roche is not entitled to post-employment payments in the event of termination of Mr. Roche’s employment by Mr. Roche, by the Company for cause, or by reason of death or disability. For the purposes of the employment agreement, “for cause” means willful misconduct in following the legitimate directions of the Board of Directors; breach of loyalty to the cooperative; conviction of a felony; habitual drunkenness; excessive absenteeism not related to illness, sick leave or vacations, but only after notice from the Board of Directors followed by a repetition of such excessive absenteeism; dishonesty; or continuous conflicts of interest after notice in writing from the Board of Directors.

          If Mr. Roche’s employment were terminated without cause on August 31, 2008, he would receive $333,700 in post-termination benefits, payable over a twelve-month period.

          The Compensation Committee believed that the modification to Mr. Roche’s employment agreement to provide for payments following termination of Mr. Roche’s employment without cause struck the right balance between the interests of the Company and Mr. Roche’s interests. The definition of cause allows the Company to terminate Mr. Roche in the case where the Company’s business or reputation may be harmed but fairly protects Mr. Roche from termination without proper cause. The Compensation Committee also believed that a twelve-month severance period was appropriate in light of the number of years of service Mr. Roche has provided the Company, the dollar amount of the benefit, the fact that the amount is payable over a twelve-month period (rather than in a lump sum), and that it is conditioned upon Mr. Roche signing a release of claims in favor of the Company and Mr. Roche’s compliance with his confidentiality obligations.

          Other than with respect to Mr. Roche, the Company does not have employment agreements or arrangements with any of the other Named Executive Officers. Other than with respect to the post-termination benefits to Mr. Roche under his employment agreement, the Company does not provide for severance or any other post-termination benefits to the Named Executive Officers, except through plans in which executive officers participate generally. See “Executive Compensation – Employment and Post-Employment Arrangements” in this Annual Report on Form 10-K for a discussion of the terms of the employment agreement with Mr. Roche.

Impact of Regulatory Requirements

          In determining the compensation policies, programs and actions to be taken by the Company with respect to executive compensation, the Compensation Committee considers the impact of accounting rules, securities rules and tax rules. The Compensation Committee also regularly reviews changes in these regulatory requirements to determine their applicability and impact on the Company.

Summary Compensation Table

          The following table shows information concerning compensation earned for services in all capacities during fiscal year 2008 for: (i) David H. Roche, who served as the Company’s Chief Executive Officer in fiscal year 2008; (ii) Steven M. Caspers, who served as the Company’s Chief Financial Officer in fiscal year 2008; and (iii) the three other most highly compensated executive officers of the Company whose total compensation was at least $100,000, less the amount representing the change in pension value and nonqualified deferred compensation earnings (together referred to as the “Named Executive Officers”).

Name and Position	Year	Salary (1)	Bonus (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total

David H. Roche,	2008	$333,483	$81,000	$54,772	$21,887	$491,142
President & CEO	2007	$322,232	$120,000	$58,625	$20,459	$521,316
Steven M. Caspers,	2008	$171,470	$45,000	$72,623	$9,156	$298,249
Executive VP & CFO	2007	$165,701	$65,000	$49,408	$19,476	$299,585
Thomas D. Knudsen,	2008	$126,011	$27,000	$34,373	$7,610	$194,994
VP Agriculture	2007	$121,528	$36,000	$22,045	$6,264	$185,837
John Haugen,	2008	$120,309	$27,000	$39,141	$8,023	$194,473
VP Engineering	2007	$115,808	$36,000	$25,231	$23,190	$200,229
Jeffrey L. Carlson,	2008	$133,740	$27,000	$24,477	$7,957	$193,174
VP Operations	2007	$126,113	$36,000	$15,021	$6,488	$183,622

1)

A portion of the salary of each of Messrs. Roche and Caspers was deferred into the Company’s Nonqualified Deferred Compensation Plan. Amounts shown are not reduced to reflect the deferral elections of any of the Named Elective Officers.

(2)

This column reflects bonuses earned in the year indicated, including both a discretionary and profit sharing bonus, where applicable. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Cash Bonus Programs” for a description of bonuses that may be earned by the Named Executive Officers.

(3)

Amounts in this column reflect the aggregate increase in actuarial present value of the benefits under the pension plan and supplemental pension plan as applicable. A portion of the change in pension benefits value is attributable to the additional year of service, any annual salary increase and bonus received.

(4)	Amounts in this column include:

	FY 2008		FY 2007

Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)

David H. Roche	$9,313	$12,574	$8,963	$11,495	—
Steven M. Caspers	$6,296	$2,860	$7,198	$2,742	$9,537
Thomas D. Knudsen	$6,480	$1,130	$5,161	$1,103	—
John Haugen	$6,252	$1,771	$4,952	$1,579	$16,659
Jeffrey L. Carlson	$6,790	$1,167	$5,364	$1,124	—

(a)	Reflects the Company’s contribution to the 401(k) plan for each Named Executive Officer.
(b)	Includes premiums paid by the Company for life insurance coverage in excess of $50,000 and supplemental long-term disability coverage.
(c)	Reflects amounts paid in cash to Named Executive Officers for vacation hours.

2008 Pension Benefits

          The table below sets forth information on the pension benefits for the Named Executive Officers under each of the following:

•	Minn-Dak Farmers Cooperative Pension Plan; and

•	Minn-Dak Farmers Cooperative Supplemental Executive Retirement Plan.

          Both the Pension Plan and the SERP are described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

          No pension benefits were paid to any of the Named Executive Officers in fiscal year 2008. The Company does not have a policy permitting granting of additional years of pension service. Further information on these pension plans, is included within this section of this Item of Form 10-K entitled “Compensation Discussion and Analysis.”

          The amounts reported in the table below equal the present value of the accumulated benefit at August 31, 2008, for the Named Executive Officers under each plan based upon the assumptions described in footnote 2.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)

David H. Roche	Pension Plan	8	$185,022
	SERP	8	$173,922
Steven M. Caspers	Pension Plan	35	$592,505
	SERP	35	$12,510
Thomas D. Knudsen	Pension Plan	32	$272,711
John Haugen	Pension Plan	33	$310,891
Jeffrey L. Carlson	Pension Plan	18	$154,687

(1)	An employee earns a full year of credited service in the pension plan with 1,000 or more hours of service during the year.
(2)

The accumulated benefit is based on service and earnings (base salary and bonus, as described above) considered by the plans for the period through August 31, 2008. It includes the value of contributions made by the Named Executive Officers throughout their careers. For the Pension Plan and SERP, the present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 13 to the financial statements contained elsewhere in this Annual Report on Form 10-K. As described in such note, the interest assumption is 6.5 percent for fiscal year 2008. The post-retirement mortality assumption is based on the 1983 Group Annuity Mortality Table.

Nonqualified Deferred Compensation

          The table below provides information on the non-qualified deferred compensation of the Named Executive Officers in fiscal year 2008 under the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the terms of the Deferred Compensation Plan, participants may elect to defer receipt of their compensation and the Deferred Compensation Plan provides a means for deferrals of compensation. The Deferred Compensation Plan is described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

          Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

Name	Executive Contributions in Fiscal Year 2008 (1)	Aggregate Earning in Fiscal Year 2008 (2)	Distributions and Withdrawals in Fiscal Year 2008 (3)	Aggregate Balance at August 31, 2008 (4)

David H. Roche	$85,000	($13,813)	—	$165,236
Steven M. Caspers	—	($4,231)	—	$51,879
Thomas D. Knudsen	—	($1,426)	—	$17,970
John Haugen	—	($1,147)	—	$14,047
Jeffrey L. Carlson	—	—	—	—

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

(3)	Amounts in this column reflect the Distributions and Withdrawals in Fiscal Year 2008.
(4)	Amounts in this column reflect the aggregate balance at 2008 fiscal year end.

Employment and Post-Employment Arrangements

Agreement with David H. Roche

          On March 1, 2001, the Company entered into an employment agreement with David H. Roche to serve as its President and Chief Executive Officer with an initial term through August 31, 2002. This initial term has been renewed for 12-month periods running from September 1 to August 31 of the following year. Under the terms of the employment agreement, Mr. Roche is eligible for an increase in this base salary based upon an annual performance review and eligible for a profit sharing bonus based upon return per acre. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Cash Bonus Programs” for the matrix associated with the return per acre bonus. The Board of Directors also has the discretion to grant Mr. Roche a performance bonus regardless of whether the return per acre bonus is awarded. Mr. Roche is also eligible for health, dental and vision insurance on the same terms as other non-union employees, as well as other group benefits such as term life insurance, accidental death and dismemberment insurance, long-term disability insurance. If Mr. Roche retires as Chief Executive Officer on or after his 62nd birthday, the Company will provide him with medical insurance until he reaches age 65. Mr. Roche will also be included in the Company’s non-qualified deferred compensation plan, the pension plan, supplemental executive retirement plan and 401(k) plan.

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

          On August 31, 2008, the Company and Mr. Roche entered into a renewal agreement for the period September 1, 2008 to August 31, 2009. In the renewal agreement, Mr. Roche’s annual base salary was set at $343,700 for the one-year period ended August 31, 2009. The renewal agreement also operated as an amendment to the profit sharing bonus provisions of the 2001 employment agreement. Under the profit sharing bonus, Mr. Roche may earn a cash bonus based on the return per acre to growers and with the renewal agreement, the amounts that Mr. Roche may earn at various levels of return per acre were adjusted to be as follows beginning with fiscal year 2009:

Return Per Acre to Growers	Profit Sharing Bonus Amount

$825 - $900	$15,000
$901 - $915	$25,000
$976 - $1,050	$35,000
$1,105 - $1,125	$45,000
$1,126 - $1,200	$55,000
$1,201 and over	$65,000

          The calculation of returns per acre is the same as under the prior agreement, which is the amount received by the shareholders/growers as a grower payment for sugarbeets not including patronage, retains or trucking payments. The renewal agreement entered into on August 31, 2008 also states that the scale set forth above will be reviewed every two years.

Post-Employment Arrangements for Named Executive Officers

          The Company’s employment agreement with Mr. Roche does not provide for severance (unless terminated without cause) or any other post-termination payments for 2008, except through plans in which the Named Executive Officers participate generally. The Company provides post-employment compensation for the Named Executive Officers, David H. Roche, Steven M. Caspers, Thomas D. Knudsen, Jeffrey L. Carlson and John Haugen, through the following plans:

•	Defined benefit retirement plan;
•	Supplemental executive retirement plan;
•	Non-qualified deferred compensation plan; and
•	401(k) retirement savings plan.

          The Company has established the Minn-Dak Farmers Cooperative Pension Plan. The Pension Plan is a noncontributory, defined benefit retirement plan, which is available to all of its eligible employees. For 2008, there were approximately 325 eligible current employees participating in the Pension Plan, including the Named Executive Officers. The benefits of the Pension Plan are funded by periodic contributions by the Company to a retirement trust that invests the contributions and earnings from such contributions to pay benefits to employees. The Pension Plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee’s compensation level. Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. The plan also provides for the payment of certain disability and death benefits. See the table entitled “Pension Benefits” under Item 11. Executive Compensation of this Annual Report on Form 10-K for information on the benefits for 2008 to each of the Named Executive Officers under the Pension Plan.

          The Board of Directors adopted a Supplemental Executive Retirement Plan on January 21, 1997. Subject to the discretion of the Board of Directors, the Company credits to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. Of the Named Executive Officers, Messrs. Roche and Caspers participated in the Supplemental Executive Retirement Plan in 2008. See the table entitled “Pension Benefits” under Item 11. Executive Compensation of this Annual Report on Form 10-K for information on the benefits for 2008 to Messrs. Roche and Caspers under the Supplemental Executive Retirement Plan. Unlike the Company’s Pension Plan, the Supplementary Executive Retirement Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes.

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

          Under the Deferred Compensation Plan, participants may elect to defer any amount of their current salary and bonus as of the end of the prior year for the first payroll period beginning in the next year of the Deferred Compensation Plan. Income will be gained or lost on a daily basis as a result of the participants directed investment of his/her account. The participant is vested in those earnings immediately. Participants are eligible for payouts from the Deferred Compensation Plan at termination, death or disability. With respect to distributions, participants may only elect to receive payments in the form of cash over no more than ten annual installments. While the Company does not provide any matching contribution under the Company’s 401(k) retirement savings plan for compensation amounts deferred into the Deferred Compensation Plan, the Company does have the discretion to make nonelective or matching contributions to the Deferred Compensation Plan. Participants have no right, either directly or indirectly, to anticipate, sell, assign or otherwise transfer any benefit accrued under the Deferred Compensation Plan. In addition, no participant has any interest in any Company assets set aside as a source of funds to satisfy its benefit obligations under the Deferred Compensation Plan, including the establishment of any trust. Participants have the status of general unsecured creditors of the Company and the Deferred Compensation Plan constitutes an unsecured promise by the Company to make benefit payments in the future. See the table entitled “Nonqualified Deferred Compensation” under Item 11. Executive Compensation in this Annual Report on Form 10-K for information on the benefits for 2008 for each of the Named Executive Officers under the Deferred Compensation Plan.

          The Company maintains a Section 401(k) retirement savings plan that permits employees, including the Named Executive Officers, to elect to set aside a portion of their gross compensation on a pre-tax basis in a trust to pay future retirement benefits. The Company provides a matching contribution of 100 percent of each employee’s first 4 percent of compensation that is set-aside under the plan. The amounts set aside by each employee and the Company vests immediately. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement at age 65, or if the employee chooses, any time after early retirement at or after age 55; (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married). Federal law limited employee pre-tax income contributions to $15,500 in calendar year 2007 for each participating employee age 49 and under, and $20,500 for each participating employee age 50 and older. For calendar year 2008, employee pre-tax income contributions were limited to $15,500 for each participating employee age 49 and under and $20,500 for each participating employee age 50 and older. See the table entitled “Summary Compensation Table” for information on the benefits for 2008 to each of the Named Executive Officers under the Company’s 401(k) plan.

          Beginning in fiscal year 2008, the Company also maintains a defined contribution pension plan for all newly hired employees who are not part of a collective bargaining arrangement. None of the Named Executive Officers participate in this defined contribution pension plan.

DIRECTOR COMPENSATION

          Directors of the Company received the following amounts for Board and committee service in fiscal year 2008: $270 per regular Board meeting, special Board meeting and committee meeting. In addition, from time to time the Company requests that directors represent the Company’s interests at various industry meetings and conferences, meetings with government or regulators, meetings with shareholders and growers and other meetings with stakeholders. For attendance at each meeting requested by the Company, each director receives $135 per day for service of less than five hours and $270 per day for service of more than five hours. The Chairman of the Board of Directors also receives an additional retainer of $500 per month to compensate for the extra duties associated with that position. Mr. Doug Etten served as the Chairman of the Board of Directors in fiscal year 2008.

          The following table shows for fiscal year 2008, the cash and other compensation earned by each of the Company’s directors. Other than cash retainer and meeting fees earned in fiscal year 2008 as described above, none of the Company’s directors earned any other cash or other compensation.

Name of Director	Fees Earned or Paid in Cash (1)	Total

Dale Blume	$8,670	$8,670
Dennis Butenhoff	$9,720	$9,720
Brent Davison	$13,500	$13,500
Doug Etten	$21,110	$21,110
Michael Hasbargen	$14,830	$14,830
Dennis Klosterman	$6,790	$6,790
Russell Mauch	$16,735	$16,735
Charles Steiner	$13,284	$13,284
Alton Theede	$6,400	$6,440

(1)	Includes the amount of cash compensation earned or paid in fiscal year 2008 for Board and committee service, as well as for attendance at meetings requested by the Company.

REPORT OF THE COMPENSATION COMMITTEE

          The preceding report of the Compensation Committee shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

          The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K for the year ended August 31, 2008 entitled Compensation Discussion and Analysis (the “CD&A”) with management. In reliance on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended August 31, 2008 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors

Charles Steiner (Chair)
Dennis Butenhoff
Dennis Klosterman
Brent Davison
Alton Theede

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock. The Preferred Stock of the Company is non-voting stock. The Company’s stock can only be held by individuals who are sugarbeet growers. To the Company’s knowledge, as of November 3, 2008, no person owned beneficially more than 5 percent of the Company’s outstanding shares and none of the principal officers listed above owned any such shares. As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote. As a group, the directors own 4.98 percent of the outstanding Preferred Stock.

Name	Position with Company	No. of Shares	% of Shares

Dale Blume	Director	213	less than 1%

Dennis Butenhoff	Director	185	less than 1%

Brent Davison	Director	1,000	1.4%

Douglas Etten	Director	430	less than 1%

Michael Hasbargen	Director	350	less than 1%

Dennis Klosterman	Director	235	less than 1%

Russell Mauch	Director	474	less than 1%

Charles Steiner	Director	380.5	less than 1%

Alton Theede	Director	325	less than 1%

All Directors		3,592.5	4.98%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Each of the Company’s directors is also a sugarbeet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets; also, each director could potentially receive grower trucking payments. Such payments for sugarbeets and trucking payments, either separately or together, can often exceed $120,000. However, such payments that are received by the directors, or the entities they represent, are on the same basis as payments received by other members of the Company for the delivery and payment of their sugarbeets. Except for the sugarbeet sales and receipt of grower trucking payments described in the preceding sentences, since the beginning of fiscal year 2008, the Company has not entered into any transaction and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

          The charter of the Audit Committee provides that the Audit Committee is responsible for reviewing and approving the terms and conditions of all of transactions the Company enters into in which an officer, director or 5 percent or greater shareholder or any affiliate of these persons has a direct of indirect material interest. The Standards of Business Conduct, which is applicable to all of the Company’s employees and directors, also prohibits the Company’s employees, including executive officers, and the Company’s directors from engaging in conflict of interest transactions. Requests for waivers by the Company’s executive officers and directors from the provisions of, or requests for consents by the Company’s executive officers and directors under, the Standards of Business Conduct must be made to the Audit Committee.

          In addition, the Company has a formal related person transaction approval policy, which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the Securities and Exchange Commission. The Company’s policy applies to any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which the Company is a participant and in which a related person has a direct or indirect interest. Through the policy, the Audit Committee has also identified and pre-approved certain transactions with related persons, including:

•	employment of executive officers, director compensation to be reported in the Company’s Annual Report on Form 10-K,
•	payment of ordinary expenses and business reimbursements;
•	transactions with related companies in which the dollar amount does not exceed $60,000 or 2 percent of the other company’s total revenues;
•	charitable contributions in which the dollar amount does not exceed $25,000 or 2 percent of the charitable organization’s receipts;
•	payments made under our articles of incorporation, bylaws, insurance policies or other agreements relating to indemnification;
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

Independence of Directors and Committee Members

          The Board of Directors undertook a review of director independence in November 2008 as to all nine directors then serving. As part of that process, the Board reviewed all transactions and relationships between each director (or any member of his immediate family) and the Company, its executive officers and its auditors, and other matters bearing on the independence of directors. Although none of the Company’s securities are listed on any stock exchange, the Board of Directors is required to select and apply the independence standards of a stock exchange. For the purposes of determining the independence of the Company’s directors and committee members, the Board of Directors selected the NASDAQ Marketplace Rules. As a result of its review, the Board of Directors affirmatively determined that each director, other than Mr. Michael Hasbargen, are independent according to the “independence” definition of the NASDAQ Marketplace Rules. Mr. Hasbargen is related by marriage to Steven M. Caspers, an executive officer of the Company.

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

          The charter of the Audit Committee requires that the Audit Committee be comprised of at least three members, all of who must be independent from management and the Company. The members of the Audit Committee should also include directors with financial or accounting backgrounds if available. The Board of Directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee. After review, the Board of Directors has determined that none of the members of the Audit Committee meet the Securities and Exchange Commission definition of an “audit committee financial expert.” However, the Company believes that, taken as a whole, the members of Audit Committee have sufficient education, experience and qualifications to carry out their duties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.

Audit Fees - paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2008 totaled $78,750 (including a $3,000 progress billing for the 2008 audit) and $75,775 (including a $2,500 progress billing for the 2007 audit) for the fiscal year ended August 31, 2007.

2.	Audit Related Fees – none

3.

Tax Fees – paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $19,380 for fiscal year ended August 31, 2008 and $16,558 for the fiscal year ended August 31, 2007.

4.

All Other Fees (Employee Benefit and USDA Audits) – paid to the Company’s principal accountant for services other than detailed in Items 1 thru 3 above total $18,775 for the fiscal year ended August 31, 2008 and $20,225 for the fiscal year ended August 31, 2007.

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

The audit committee approves 100 percent of the services described in items 1 thru 4 above.

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
-Report of Independent Registered Public Accounting Firm
-Consolidated Statements of Operations for the Years Ended August 31, 2008, 2007 and 2006
-Consolidated Balance Sheet as of August 31, 2008, 2007 and 2006
-Consolidated Statements of Changes in Members’ Investments for the years ended August 31, 2008, 2007 and 2006
-Notes to the Consolidated Financial Statements

b.	Financial Statement Schedules – None

c.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index, Item 15c.

Item 15a.	Report of Independent Registered Public Accounting Firm

The Audit Committee
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2008, 2007, and 2006, and the related consolidated statements of operations, change in members’ investments and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2008, 2007, and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/S Eide Bailly LLP

Fargo, North Dakota
October 17, 2008

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2008, 2007, AND 2006

	2008	2007	2006

ASSETS

CURRENT ASSETS
Cash	$159,175	$254,906	$223,593

Receivables
Trade accounts	16,376,068	18,620,647	15,141,356
Growers	7,313,090	4,907,384	4,551,852
Income tax	234,461	—	85,647
Other	2,551	90,227	24,169

	23,926,170	23,618,258	19,803,024

Advances to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	1,492,451

Inventories
Refined sugar, pulp and molasses to be sold on a pooled basis	28,452,755	32,843,130	20,222,901
Sugarbeets	—	—	2,017,662
Nonmember refined sugar	1,357,893	28,793	34,955
Yeast	167,799	167,808	165,856
Materials and supplies	10,159,944	9,046,232	7,116,506

	40,138,391	42,085,963	29,557,880

Deferred charges	1,436,316	2,038,296	1,506,495

Prepaid expenses and other assets	2,149,816	1,502,146	1,010,569

Current deferred income tax asset	145,000	688,000	607,000

Total current assets	69,447,319	70,187,569	52,708,561

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	26,476,273	25,183,905	24,636,738
Buildings	37,592,109	37,481,480	37,474,147
Factory/Ag equipment	141,263,455	137,993,774	134,313,021
Other equipment	4,512,610	4,096,525	3,954,002
Construction in progress	4,500,912	1,382,936	933,339

	214,345,359	206,138,620	201,311,247
Less accumulated depreciation	119,566,871	111,843,105	103,991,337

	94,778,488	94,295,515	97,319,910

OTHER ASSETS
Investment in unconsolidated marketing subsidiaries and other cooperatives	11,523,024	11,500,298	11,017,442
Investment restricted for capital bond projects	40	—	600
Long-term deferred income taxes	—	150,000	—
Other	1,314,031	1,532,847	2,082,765

	12,837,095	13,183,145	13,100,807

	$177,062,902	$177,666,229	$163,129,278

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2008, 2007, AND 2006

	2008	2007	2006

LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$24,440,000	$19,000,000	$14,445,000

Current portion of long-term debt and capital leases	2,594,188	2,591,849	2,564,630
Current portion of bonds payable	2,010,000	1,915,000	1,665,000

	4,604,188	4,506,849	4,229,630

Accounts payable
Trade	9,511,225	4,840,632	2,069,323
Growers	17,429,879	23,289,239	14,482,531
Income tax	—	122,271	—

	26,941,104	28,252,142	16,551,854

Payable to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	—	842,476	532,661

Accrued liabilities	3,814,018	4,357,762	2,923,978

Total current liabilities	59,799,310	56,959,229	38,683,123

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	13,778,143	16,923,816	20,362,925

BONDS PAYABLE	13,490,000	15,500,000	17,415,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	443,000	—	1,840,000

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	256,075	—	—

LONG-TERM PENSION LIABILITY	5,280,180	4,910,277	877,294

COMMITMENTS AND CONTINGENCIES (NOTE 11)

Total liabilities	93,046,708	94,293,322	79,178,342

MEMBERS’ INVESTMENT
Preferred stock
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B - 100,000 shares authorized $75 par value; 72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200

	18,483,200	18,483,200	18,483,200

Common stock, 600 shares authorized, $250 par value; 483 shares issued and outstanding on 8-31-08,
484 shares outstanding on 8-31-07 and 480 shares outstanding on 8-31-06	120,750	121,000	120,000
Paid in capital in excess of par	32,094,407	32,094,407	32,094,407
Unit retention capital	—	—	—
Qualified allocated patronage	—	—	—
Nonqualified allocated patronage	28,298,508	27,598,667	26,077,023
Accumulated other comprehensive loss	(4,890,516)	(2,368,458)	—
Retained earnings	9,909,845	7,444,091	7,176,306

	84,016,194	83,372,907	83,950,936

	$177,062,902	$177,666,229	$163,129,278

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2008, 2007, AND 2006

	2008	2007	2006

REVENUE
From sales of sugar, sugar co-products, and yeast, net of discounts	$243,573,467	$278,571,049	$176,966,668

EXPENSES
Production costs of sugar, co-products, and yeast sold	73,592,737	69,697,547	62,716,367
Sales and distribution costs	48,667,319	50,494,042	29,049,229
General and administrative	7,275,736	7,104,136	6,173,050
Interest	3,230,496	4,296,972	3,544,118

	132,766,288	131,592,697	101,482,764

OTHER INCOME	1,536,150	1,436,693	1,381,750

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE NON-CONTROLLING INTEREST AND INCOME TAXES	112,343,329	148,415,045	76,865,654

INCOME TAXES	(1,479,959)	—	(672,000)

NON-CONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	—	(97,233)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$110,863,370	$148,415,045	$76,096,421

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$2,721,265	$267,785	$260,282
Patronage income	5,117,244	7,560,504	4,220,538

Net income credited to member’s investment	7,838,509	7,828,289	4,480,820

Payments to members for sugarbeets, net of unit retention capital	103,024,861	140,586,756	71,615,601

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$110,863,370	$148,415,045	$76,096,421

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENTS
YEARS ENDED AUGUST 31, 2008, 2007, AND 2006

	Preferred Stock	Common Stock	Paid in Capital In Excess of Par Value	Unit Retention Capital	Qualified Allocated Patronage	Non-Qualified Allocated Patronage	Accumulated Other Comprehensive Loss

BALANCE, AUGUST 31, 2005	$18,483,200	$119,250	$32,094,407	$1,379,798	$722,691	$23,694,526	$—
Stock - Sales - common (14 shares)		3,500
Repurchases - common (11 shares)		(2,750)
Revolvement of unit retention capital				(1,379,798)
Revolvement of prior years’ allocated patronage					(722,691)	(1,838,041)
Net income for the year ended August 31, 2006						4,220,538

Comprehensive Income (Loss)

BALANCE, AUGUST 31, 2006	18,483,200	120,000	32,094,407	—	—	26,077,023	—
Stock - Sales - common (10 shares)		2,500
Repurchases - common (6 shares)		(1,500)
Revolvement of unit retention capital
Revolvement of prior years’ allocated patronage						(6,038,860)
Net income for the year ended August 31, 2007						7,560,504
Pension liability adjustment							(2,368,458)

Comprehensive Income (Loss)

BALANCE, AUGUST 31, 2007	18,483,200	121,000	32,094,407	—	—	27,598,667	(2,368,458)
Stock - Sales - common (8 shares)		2,000
Repurchases - common (9 shares)		(2,250)
Revolvement of unit retention capital
Revolvement of prior years’ allocated patronage						(4,417,403)
Adoption of FIN 48
Net income for the year ended August 31, 2008						5,117,244
Pension liability adjustment							(2,522,058)

Comprehensive Income (Loss)

BALANCE, AUGUST 31, 2008	$18,483,200	$120,750	$32,094,407	$—	$—	$28,298,508	$(4,890,516)

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2008, 2007, AND 2006

	2008	2007	2006

OPERATING ACTIVITIES
Income allocated to members’ investment	$7,838,509	$7,828,289	$4,480,820
Accumulated other comprehensive loss	(2,522,058)	(2,368,458)	—
Add (deduct) noncash items
Depreciation and amortization	8,551,590	8,264,023	8,086,383
(Gain) Loss on disposal of equipment	112,747	3,393	(27,330)
Contributed asset	—	—	(620,000)
Net loss allocated from unconsolidated marketing subsidiaries	43,419	57,149	54,971
Noncash portion of patronage capital credits	(644,842)	(714,194)	(415,113)
Deferred income taxes	(1,136,000)	2,071,000	474,000
(Increase)/Decrease in cash surrender of retired executive life insurance	20,224	(55,048)	(27,308)
Non-controlling interest	—	—	97,233
Changes in assets and liabilities:
Accounts receivable and advances	(2,408,377)	(3,591,066)	(7,122,580)
Inventory and prepaid expenses	1,299,903	(13,019,660)	(1,677,147)
Deferred charges and other	629,083	4,204	73,402
Accounts payable, accrued liabilities, and other liabilities	2,174,685	10,929,112	5,029,349

NET CASH FROM OPERATING ACTIVITIES	13,958,883	9,408,744	8,406,680

INVESTING ACTIVITIES
Investments restricted for capital lease projects	(40)	600	1,491,330
Proceeds from disposition of property, plant and equipment	—	30,404	111,156
Capital expenditures	(8,710,803)	(4,865,834)	(4,720,891)
Acquisition of Minn Dak Yeast non-controlling interest	—	—	(2,768,383)
Capital adjustment of marketing subsidiary	325,357	(61,072)	95,766
Net proceeds from patronage refunds and equity revolvements	272,726	240,461	209,205

NET CASH USED FOR INVESTING ACTIVITIES	(8,112,760)	(4,655,441)	(5,581,817)

FINANCING ACTIVITIES
Sale (repurchase) of common stock, net	(250)	1,000	750
Net proceeds from issuance of short-term debt	5,440,000	4,555,000	4,645,000
Proceeds from long term debt/lease	180,804	—	3,523,633
Dividends paid to non-controlling shareholder	—	—	(250,000)
Payment of financing fees	(284,410)	(260,570)	(288,664)
Payment of long-term debt	(5,239,138)	(5,076,890)	(5,971,078)
Payment of unit retains and allocated patronage	(6,038,860)	(3,940,530)	(4,912,052)

NET CASH USED FOR FINANCING ACTIVITIES	(5,941,854)	(4,721,990)	(3,252,411)

NET CHANGE IN CASH	(95,731)	31,313	(427,548)

CASH, BEGINNING OF YEAR	254,906	223,593	651,141

CASH, END OF YEAR	$159,175	$254,906	$223,593

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED AUGUST 31, 2008, 2007, AND 2006

	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$3,438,931	$4,848,602	$3,570,574

Income tax payment	$1,930,729	$160,050	$293,525

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES

Contributed asset	$—	$—	$620,000

NOTE 1 -	PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, Minn-Dak Yeast, which, as of May 1, 2006, is 100 percent owned by the Company. Prior to August 31, 2006, Minn-Dak Yeast Company activity was accounted for as non-patronage business. Effective September 1, 2006, Minn-Dak Yeast Company activity has been accounted for as patronage business.

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

Capitalized assets include indirect costs such as fringe benefits, interest, and engineering when appropriate. The indirect costs capitalized for the years ended August 31, 2008, 2007, and 2006 were $133,775, $158,642 and $152,751, respectively. There was no construction-period interest capitalized for the years ended August 31, 2008, 2007 and 2006.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, the Company does not amortize goodwill. The Company evaluates goodwill and other intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recovered.

Investments in Unconsolidated Marketing Subsidiaries, and Other Cooperatives

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

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Self-Funded Insurance

The Contract year for the Company’s employee health plan starts January 1 and ends December 31. In Fiscal year 2008, the Company operated with a fully insured employee health plan through December 2007. The Company switched to a self-funded employee health plan January 1, 2008. Beginning January 1, 2008 the Company contracted with a North Dakota insurance carrier to insure individual health claims exceeding $40,000 and aggregate annual health claims in excess of 120 percent of expected claims for the plan year. The Company estimates it’s exposure for claims incurred but not paid at the end of each reporting period and uses historical information supplied by the Company’s insurance carrier to estimate it’s liability for these claims. This liability is subject to a total limitation that varies, based on employee enrollment and factors that are established at each contract renewal. Actual claims experience may differ from Company estimates.

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

Pension Liability

In accordance with FAS 158, the Company records the liability for its defined benefit retirement plan as the benefit obligation in the financial statements. During implementation in the fiscal year ended August 31, 2007, the Company recorded a future tax benefit associated with FAS 158 based upon estimated patronage/non patronage business. However, as the Company reviews the future tax benefits associated with FAS 158 for patronage/non patronage business annually, the Company has determined that the future tax benefits associated with FAS 158 for the year ended August 31, 2008 will be patronage sourced and, therefore, will flow directly to the shareholder/grower. As a result all future tax benefits associated with FAS 158, as of August 31, 2008, were reversed and the total FAS 158 impact recorded as Other Comprehensive Loss.

Recently Issued Accounting Pronouncements

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

FAS 157 Fair Value Measurements dated September 2006 – This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. Relative to SFAS 157, the FASB issued FASB Staff Position (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is until first quarter of fiscal 2010 and is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. These statements do not require any new fair value measurements. However, the application of these statements may change the accounting practice regarding any future mergers and acquisitions by the company. On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.

FAS 158 Employers Accounting for Defined Benefit Pension Plans and other Post-retirement Plans – This statement requires an employer that is a business entity and sponsors one or more single employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation in the financial statement.

In September of 2006, the FASB issued FAS No. 158 “Employers Accounting for Defined Benefit Pension Plans and Other Post-retirement plans”. This pronouncement had been adopted by the Company with the notation that the Company would continue to measure its plan’s liabilities as of May 31. However, with full adoption of FAS 158, the new measurement date for liability will be August 31, which would result in a one-time addition to liability equal to approximately one-fourth of the Company’s annual pension liability accrual. The Company is expecting to adopt this portion of the pronouncement for its fiscal year ending August 31, 2009.

FAS 159 The Fair Value Option for Financial Assets and Financial Liabilities– On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The fair value option may be applied instrument by instrument with a few exceptions, and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted in certain circumstances. Retrospective application to fiscal years preceding the effective date (or early adoption date) is prohibited. The Company expects to adopt SFAS 159 starting with the fiscal year beginning September 1, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-10. “Accounting for Collateral Assignment Split-Dollar Life Insurance”. This EITF indicates that an employer should recognize a liability for Post-retirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have a material impact on the Company’s results of operations, financial condition and liquidity.

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

The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FAB Statement No. 133, Accounting for Derivation Instruments and Hedging Activities, to require disclosure by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP becomes effective for the Company on November 30, 2008. The Company does not expect that the adoption of this FSP will have a material effect on the Company’s financial statements.

Change in Accounting Policy:

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on September 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $255,511, which was accounted for as a reduction to the September 1, 2007, balance of retained earnings.

Concentration and Sources of Labor

The Company’s total factory campaign and full time workforce consists of 463 employees, of which 57 percent is covered by a collective bargaining agreement. The agreement expires on May 31, 2011.

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

Accumulated Other Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes rules for reporting comprehensive income and loss and its components. Accumulated other comprehensive loss consists of the SFAS No. 158 adjustment and is presented in the Statement of Member’s Investment. See Note 13.

NOTE 2 -	BUSINESS COMBINATIONS

The Company acquired the 20 percent non-controlling interest in Minn-Dak Yeast from Sensient Technologies Corp. (“Sensient”) in May of 2006. The Company now owns 100 percent of Minn-Dak Yeast. The supplemental disclosure of non-cash investing and financing activities related to the acquisition of the non-controlling interest in Minn-Dak Yeast is shown below.

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

$2,768,383

Intangible assets derived from the purchase of the non-controlling interest in Minn-Dak Yeast include Goodwill, which is not being amortized, and Customer Relations and a Non-Compete Agreement, which are being amortized on a straight-line basis over 5 years. The amortization of these intangible assets for the year ended August 31, 2008 and 2007 and 2006 were $143,127, $38,400 and $12,800 respectively.

There are no contingent provisions or Research and Development assets purchased or written off in the purchase agreement between the Company and Sensient.

NOTE 3 -	INVESTMENTS

The investment in stock of unconsolidated marketing subsidiaries and other cooperatives consists of the following:

	2008	2007	2006

United Sugars Corporation	$971,797	$1,255,082	$1,287,943
Midwest Agri-Commodities	10,867	96,359	59,576
CoBank	4,801,609	4,676,881	4,575,738
Dakota Valley Electric Cooperative	5,632,704	5,409,879	5,036,016
Other	106,047	62,097	58,169

	$11,523,024	$11,500,298	$11,017,442

NOTE 4 -	SHORT-TERM DEBT, LONG-TERM DEBT, AND CAPITAL LEASE PAYABLE

Short-Term Debt

Information regarding short-term debt for the years ended August 31, are as follows:

	2008	2007	2006

Seasonal loan with CoBank, due November 1, 2008, interest variable, currently at 3.41%	$24,440,000	$19,000,000	$14,445,000

The Company has a $50,000,000 seasonal line of credit with CoBank, with $25,560,000 available on August 31, 2008. The Company also has a $15,000,000 bid loan supplement facility through CoBank. As of August 31, 2008 there were no advances against this line. Advances, maturity dates, and interest rates on the supplemental facility, which expires on November 1, 2008, are not guaranteed. The lines are secured with a first lien on substantially all property and equipment and current assets of the Company. The Company also utilizes the USDA’s CCC Sugar Loan Program to provide an additional source of seasonal financing.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, are as follows:

	2008	2007	2006

Maximum borrowings	$57,767,930	$74,850,000	$43,225,000

Average borrowing levels	$36,003,083	$39,241,154	$24,655,769

Average interest rates	4.23%	6.32%	5.70%

Long-Term Debt

On May 23, 2008 The Company’s primary lender has extended the Company’s loan agreements, which were due to expire on June 1, 2008, for a period of 92 days. The extension was intended to relieve some administrative issues resulting from the delay in the passage of the Farm Bill in Congress. On August 26, 2008 the Company’s primary lender, CoBank, administratively extended the Company’s seasonal and term lines of credit from September 1, 2008 up to and including November 1, 2008. All other terms of the loan agreements will remain the same until such date that the Company and CoBank execute a new and/or replacement supplement.

The Company and CoBank have mutually agreed to modify the annual renewal date to a date that is closer to the Company’s finalization of its annual business plan. The intent of this date change is to provide the Company and CoBank with more accurate information to project the Company’s annual borrowing requirements.

Information regarding long-term debt at August 31 is as follows:

	2008	2007	2006

CoBank term loan, with fixed and variable rates, due in varying principal repayments through August 20, 2013, variable interest rate currently at 3.41%, with a first lien on substantially all property, equipment, and current assets of the Company located in Wahpeton, ND	$15,789,655	$19,113,793	$22,437,931

Less current maturities	(2,493,103)	(2,493,103)	(2,493,103)

	$13,296,552	$16,620,690	$19,944,828

The Company has complied with the terms of its loan agreement covenants for the years ended August 31, 2008, 2007 and 2006.

In addition, the Company can make special advance payments on its term loans with CoBank after its seasonal loans have been paid in full, with the understanding that the special advance payments will be re-advanced subject to the reinstatement provisions, prior to the granting of any new seasonal loans. Any such advance payments are subject to a commitment fee of .25 percent of the daily un-advanced commitment.

Interest expense for the years ended August 31, 2008, 2007 and 2006 totaled $3,230,496, $4,296,972 and $3,544,118, respectively.

Principal amounts due on the Company’s long-term debt are as follows:

Years ending August 31,

2009	$2,493,103
2010	3,324,138
2011	3,324,138
2012	3,324,138
2013	3,324,138

$15,789,655

Capital Leases

The Company is the lessee of equipment under capital leases, with varying expiration dates. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The cost of these assets is $821,950 and accumulated depreciation at August 31, 2008 is $468,472. This equipment is being depreciated over its estimated useful life. Depreciation of assets under these capital leases is included in depreciation expense.

Minimum future lease payments under capital leases are as follows:

Years ending August 31,

2009	$128,840
2010	128,840
2011	128,840
2012	201,173
2013	71,216

Total minimum lease payments	$658,909

Less: Amount representing interest	76,232

Present value of net minimum lease payment	$582,677

NOTE 5 - BONDS PAYABLE

The Company financed construction projects related to the processing facility through the sale of Solid Waste Disposal Revenue and Industrial Development Revenue Bonds, Series 1996 and 2002, by Richland County North Dakota. The Company has leased the property and equipment from the County for the sum of the annual principal and interest payments on the bonds. Under the terms of the lease, the Company is responsible for the real estate taxes, insurance, repairs and maintenance, and other costs incident to the ownership of the property. The leased property is included with property and equipment in the financial statements and the bonds have been recorded as a direct obligation of the Company. Ownership of the property and equipment will transfer to the Company when the bonds are repaid in full. The bonds are guaranteed by the Company. The Company has letter of credit arrangements with a bank that provide security for obligations under the bonds payable totaling approximately $15,995,000 at August 31, 2008. There were no outstanding advances under these letter of credit arrangements at August 31, 2008. Details relative to the Company’s obligations under the lease agreement are as follows:

	2008

Payee	Variable Interest Rate	Final Maturity	Current Portion	Total	2007 Total	2006 Total

Richland County,
North Dakota	2.09%	Jan 2011	$1,185,000	$3,755,000	$4,880,000	$5,945,000

Richland County,
North Dakota	1.99%	Apr 2019	$825,000	11,745,000	12,535,000	13,135,000

			$2,010,000	$15,500,000	$17,415,000	$19,080,000

Minimum future principal payments required on the obligations under bonds payable are as follows:

Years ending August 31,

2009	$2,010,000
2010	2,120,000
2011	2,230,000
2012	955,000
2013	1,005,000
Thereafter	7,180,000

$15,500,000

Bond financing costs incurred in connection with the financing of the construction projects related to the processing facility have been capitalized. The Company is amortizing the bond financing costs over the terms of the financing obtained. The effective interest method of amortization is used.

Amortization of bond financing cost for the years ended August 31, 2008, 2007 and 2006 totaled $28,362, $33,340 and $36,938, respectively.

NOTE 6 - MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a “member-producer,” as defined in the by-laws of the Company. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is also required to purchase units of preferred stock and is entitled to grow the maximum acres per unit of preferred stock as is authorized by the Board of Directors each farming year. The Company’s Board of Directors authorized the members to plant 1.50, 1.60 and 1.50 acres per unit of preferred stock for the fiscal years 2008, 2007 and 2006, respectively. A unit consists of one share each of Class A, Class B and Class C preferred stock.

The preferred shares are nonvoting and nondividend bearing. All transfers and sales of stock must be approved by the Company’s Board of Directors.

The Company’s net income, determined in accordance with generally accepted accounting principles consistently applied, shall be distributed annually on the basis of delivered pounds of sugar, in cash or in the form of credits to each member-producer’s patronage credit account as established on the books of the Company. In the event of a loss in any one-year, the Company shall act in such a manner as to first recoup the loss from those patrons who were patrons in the year in which the loss occurred.

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

The Company allocated non-qualified patronage to the members for the years ended August 31, 2008, 2007 and 2006 of $5,117,244, $7,560,504 and $4,220,538, respectively.

During the year ended August 31, 2008, the Company revolved the remaining 52 percent of the allocated patronage for the fiscal year ended August 31, 2002 totaling $1,868,412 and 54 percent of the allocated patronage for the fiscal year ended August 31, 2003, totaling $2,548,991.

During the year ended August 31, 2007, the Company revolved the remaining 94 percent of the allocated patronage for the fiscal year ended August 31, 2001, totaling $4,324,506 and 48 percent of the allocated patronage for the fiscal year ended August 31, 2002, totaling $1,714,354.

During the year ended August 31, 2006, the Company revolved the remaining 55 percent of the unit retains and allocated patronage for the fiscal year ended August 31, 1997, totaling $2,490,804 and 100 percent of the unit retains and allocated patronage for the fiscal years ended August 31 1998 and 1999 totaling $870,090, and 6 percent of the unit retains and allocated patronage for the fiscal year ended August 31, 2001 totaling $259,452 for a grand total revolved of $3,620,346. There were no unit retains or equity withheld during the fiscal year ended August 31, 2000. In addition, during fiscal year 2006, although the grower payable was correctly stated on the August 31, 2005 balance sheet, a misclassification was relied upon to make the final 2004 crop grower payment, resulting in a payment that exceeded the amount that was required. The Company has corrected the grower payment by reducing the 2004 crop allocated patronage by $320,224.

NOTE 7 - INVESTMENT IN MARKETING COOPERATIVES

The Company has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by them and other member processors.

The Company’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. The Company provided United Sugars with cash advances on an ongoing basis for operating and marketing expenses incurred. During the years ended August 31, 2008, 2007 and 2006, the Company had advanced $34,383,138, $30,775,443 and $19,719,946, respectively. The Company had outstanding advances due to/(from) United Sugars as of August 31, 2008, 2007 and 2006 of $(2,064,472), $36,638 and $353,465, respectively. The Company accounts for United Sugars’ SFAS No. 158 as an additional change in accumulated other comprehensive income (loss).

The Company has a one-fourth ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All sugarbeet pulp and a portion of the molasses produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The owners provide Midwest with cash advances on an ongoing basis for operating and marketing expenses incurred by Midwest. The Company advanced Midwest during the years ended August 31, 2008, 2007 and 2006, $9,026,985, $9,410,648 and $6,361,130, respectively. The Company had outstanding advances due to Midwest as of August 31, 2008, 2007 and 2006 of $572,020, $805,838 and $179,196, respectively. The owners of Midwest guarantee, on a pro-rate basis, the $5,500,000 short-term line of credit that Midwest has with CoBank. The Company accounts for Midwest’s SFAS No. 158 as an additional change in accumulated other comprehensive income (loss).

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, are as follows:

	2008	2007	2006

Deferred tax assets
Non-qualified unit retains and allocated patronage due to members	$11,319,000	$11,040,000	$10,431,000
Net operating loss carryforwards	5,706,455	4,393,000	4,543,000
Other	2,427,545	3,428,000	1,013,000

Total deferred tax assets	19,453,000	18,861,000	15,987,000

Deferred tax liabilities
Depreciation	16,325,000	15,834,000	15,152,000
Other	3,426,000	2,189,000	2,068,000

Total deferred tax liabilities	19,751,000	18,023,000	17,220,000

Net deferred tax asset (liability)	$(298,000)	$838,000	$(1,233,000)

Classified as follows
Current asset	$145,000	$688,000	$607,000
Long-term asset (liability)	(443,000)	150,000	(1,840,000)

Net deferred tax asset (liability)	$(298,000)	$838,000	$(1,233,000)

The state and federal operating loss carry forwards totaling approximately $14,267,654 will expire in 2015 through 2027.

The provision for income taxes is as follows

	2008	2007	2006

Current expense (benefit)	$1,097,545	$(492,000)	$200,000
Net change in temporary differences	382,414	492,000	472,000

Provision for income taxes	$1,479,959	$—	$672,000

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

7.

On August 31, 2006, the Company had $1,607,000 in non-member long-term tax liability. This liability resulted from the book to tax differences for Minn-Dak Yeast non-member activity. As of September 1, 2006, Minn-Dak Yeast activity has been classified as member activity. The Company will amortize the $1,607,000 long-term liability over the approximate remaining book life of the Minn-Dak Yeast assets. During the year ended August 31, 2008, the Company amortized $236,280 of the liability as non-member business, leaving a remaining balance of $1,134,440 to be amortized in future years.

An amendment to FASB Statements No 87, 88, 106 and 132R in 2006, known as FAS 158, resulted in the Company recognizing a decrease in accumulated other comprehensive income/loss. The change in the year-end deferred tax balance includes the effect of recording this additional obligation in addition to the annual provision for deferred income tax asset/liability, as discussed in Note 13.

Adoption of FASB Interpretation No. 48

On September 1, 2007 The Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that the company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in our financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in our financial statements.

The total amount of unrecognized tax benefits as of August 31, 2008 is $256,075. These amounts include accrued interest and penalties of $73,764.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the period indicated:

Year Ended August 31,	2008

Balance unrecognized tax benefits at September 1, 2007 (date of adoption of FIN 48)	$255,511
Increases for tax positions related to current year	564
Increases for tax positions related to prior year	—
Reductions for tax positions of prior years	—
Decreases related to settlements	—
Reductions due to lapsed statute of limitations	—

Balance unrecognized tax benefits at August 31, 2008	$256,075

Tax returns filed as of August 31, 2002 through current filings are open for examination.

NOTE 9 - DEPRECIATION

The Company’s depreciation expense for the years ended August 31, 2008, 2007 and 2006 was $8,095,659, $7,953,469 and $7,750,601, respectively.

NOTE 10 - ENVIRONMENTAL MATTERS

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an ongoing and expanding control program designed to meet these environmental laws and regulations. While the Company will continue to have ongoing environmental compliance requirements, currently there are no pending regulatory enforcement actions and the Company believes that it is in substantial compliance with applicable environmental laws and regulations.

The Company cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have financial consequences for the Company and its members.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

During FY 1997, the Company entered into a long-term lease agreement on a property, which included providing a guarantee for the notes to finance the leased property. The Company’s contingent liability related to these notes totaled $586,815 as of August 31, 2008.

During FY 2000, the Company sold certain notes receivable with recourse. The Company’s contingent liability related to these notes totaled $196,940 as of August 31, 2008.

During FY 2008, the Company entered into a non-pool sugar marketing agreement relating to the 2008 crop year. The Company’s remaining commitment for this marketing agreement is $2,200,000.

NOTE 12 - OPERATING LEASES

The Company is a party to various operating leases for vehicles and equipment. Future minimum payments for the years ending August 31, under these obligations, are as follows:

Years ending August 31,

2010	1,024,082
2011	812,304
2012	1,348
2012	674

$1,838,408

Operating lease and contract expenses for the years ended August 31, 2008, 2007 and 2006, totaled $1,535,475, $1,834,441 and $869,310, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The Company’s matching contribution to the plan is at a level of 100 percent of employee contributions, with a maximum of 4 percent of compensation for the years ended August 31, 2008, 2007, and 2006. Employer contributions to the plan for the years ended August 31, 2008, 2007 and 2006 totaled $631,063, $570,045 and $511,936, respectively.

Effective September 1, 2007, individual participating employees who have met the nonelective eligibility requirements of the plan received a contribution of 4 percent of their compensation each pay period as provided by the plan. Individuals participating in this benefit are excluded from the non-contributory defined benefit plan. Employer contribution to the plan for the year ended August 31, 2008 totaled $35,126.

Pension plan

The Company has a non-contributory defined benefit plan, which covers substantially all employees who meet certain requirements of age, hours worked per year, years of service, and age at retirement or termination. The pension funding policy is to deposit with independent trustees amounts allowable by law. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. The Company’s measurement date for the years ended August 31, 2008, 2007 and 2006 have been May 31, 2008, 2007 and 2006 respectively. For the year ended August 31, 2009, the Company will be required to change the measurement date to August 31, 2009.

Non-qualified benefit plans

The Company has various non-qualified plans for those employees who meet certain requirements.

The Supplemental Executive Retirement Plan (SERP) is designed to make an employee who should exceed the annual compensation limit of the Company ‘s defined benefit plan. This plan is unfunded; therefore there are no assets for this plan.

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

Changes in accounting guidelines

In August 2006, the Pension Protection Act (PPA) was signed into law. The PPA modified the funding requirements for defined benefit pension plans by subjecting defined benefit plans to 100 percent of the current liability-funding target. Defined benefit plans with a funding status of less than 80 percent of the current liability are defined as being “at risk”. The PPA is effective for the 2008 plan year. The Company’s qualified defined benefit plan is funded in excess of 80 percent, and therefore the Company expects that the plan will not be subject to the “at risk” funding requirements of the PPA and that the law will not have a material impact on future contributions.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R”. This standard requires employers to recognize the under funded or over funded status of defined benefit pension and Post-retirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) required under SFAS No. 87. As a result of the application of SFAS No. 158 as of August 31, 2008 and 2007 the Company increased liabilities by $639,310 and $3,947,430. These liabilities were offset to accumulate other comprehensive loss and long-term deferred tax assets. As a result of SFAS No. 158, in the year ended August 31, 2007 the Company recognized an increase in accumulated other comprehensive loss of $2,368,458 and in the year ended August 31, 2008 the Company recognized an increase in Other Comprehensive Loss of $2,218,282 for the year ended August 31, 2008. During implementation in the fiscal year ended August 31, 2007, the Company recorded a future tax benefit associated with FAS 158 based upon estimated patronage/non patronage business. However, as the Company reviews the future tax benefits associated with FAS 158 for patronage/non patronage business annually, the Company has determined that the future tax benefits associated with FAS 158 for the year ended August 31, 2008 will be patronage sourced and, therefore, will flow directly to the shareholder/grower. As a result all future tax benefits associated with FAS 158, as of August 31, 2008, were reversed and the total FAS 158 impact recorded as Other Comprehensive Loss.

The following table sets forth the plan’s funded status at August 31:

	2008	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$25,712,339	$23,525,263	$21,732,459
Service cost	940,135	958,696	858,210
Interest cost	1,558,671	1,530,008	1,401,578
Experience (gain)/loss due to participant changes	(1,291,058)	447,986	537,767
Benefits paid	(818,778)	(749,614)	(1,004,751)

Benefit obligation at end of year	26,101,309	25,712,339	23,525,263

Change in plan assets
Fair value of plan assets at beginning of year	20,277,824	16,961,551	15,469,222
Actual return on plan assets	(360,683)	2,990,887	1,377,080
Employer contribution	1,060,000	1,075,000	1,120,000
Benefits paid	(818,778)	(749,614)	(1,004,751)

Fair value of plan assets at end of year	20,158,363	20,277,824	16,961,551

Funded status	(5,942,946)	(5,434,515)	(6,563,712)
Unrecognized net actuarial loss	—	—	5,165,493
Unrecognized prior service cost	—	—	258,737
Unrecognized transition (asset) obligation	—	—	—

Accrued benefit cost liability	$(5,942,946)	$(5,434,515)	$(1,139,482)

Amount recognized in the statement of financial position consists of:

	Pension Benefits
	2008	2007	2006

Non-current assets	$—	$—	$—
Current liabilities	(780,009)	(660,125)	—
Noncurrent liabilities	(5,162,937)	(4,774,390)	—

	$(5,942,946)	$(5,434,515)	$—

	2008	2007	2006

Net loss	$690,734	$3,745,541	$—
Prior service cost	(32,782)	201,889	—

	$657,952	$3,947,430	$—

The accumulated benefit obligation for all defined benefit pension plans for the years ended August 31, 2008, 2007 and 2006 were $19,721,092, $18,725,646 and $17,037,625, respectively.

	2008	2007	2006

Weighted-average assumptions as of August 31
Discount rate	6.5%	6.5%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total compensation increase	4.3%	4.3%	4.3%

The net periodic pension cost for the years ended August 31, includes the following components:

	2008	2007	2006

Components on net periodic benefit cost
Service cost	940,135	$958,696	$858,210
Interest cost	1,558,671	1,530,008	1,401,578
Expected return on plan assets	(1,621,109)	(1,362,530)	(1,244,528)
Amortization of prior service cost	32,782	56,848	86,905
Amortization of transition amount	—	—	175
Amortization of unrecognized net actuarial loss	—	239,581	217,126

Net periodic benefit cost	$910,479	$1,422,603	$1,319,466

The Company’s pension plan weighted-average asset allocation at August 31, 2008, by asset category is as follows:

2008

Asset Category
Equity securities	66.00%
Debt securities	30.90%
Other	3.10%

Total	100%

Investment Philosophy

The Company’s investment philosophy to achieve acceptable returns with reasonable risks involves diversification into different investment asset classes, which in turn, mitigates an over exposure to any one segment of investment alternatives, avoids market timing, and controls fees.

Contributions

The Company expects to contribute $1,060,000 to its pension plan in 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2009	796,017
2010	707,908
2011	799,620
2012	915,358
Thereafter, through 2017	6,002,178

As a result of SFAS No. 158, the Company has recognized a charge to accumulated other comprehensive loss as follows:

Fiscal Year Ended August 31:	2008	2007	2006

Beginning Balance	$2,368,458	$—	$—
Minn Dak Farmers Cooperative	2,218,280	2,368,458	—
United Sugars	209,017	—	—
Midwest Agri	94,761	—	—

Ending Balance	4,890,516	2,368,458	—

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

The following methods and assumptions were used by the Company to estimate fair value of the financial instruments, and the estimated fair values of the Company’s financial instruments as of August 31, 2008, 2007 and 2006, are as follows:

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
10(a)

Growers’ Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign). Incorporated by reference from the Company’s Annual Report on Form 10-k for the fiscal year ended August 31, 2007 as filed on November 29, 2007.

10(b)

Amended and Restated Uniform Member Marketing Agreement by and between United Sugars Corporation and Minn-Dak Farmers Cooperative Incorporated by reference from the Company’s Annual Report on Form 10-k for the fiscal year ended August 31, 2007 as filed November 29, 2007

10(e)

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

10(m)	Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
10(p)	Amendment to Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997 as filed on November 25, 1997.
10(q)	Amendment to Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998 as filed on November 24, 1998.
10(r)

David H. Roche Employment Agreement. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 as filed on November 29, 2001 and Renewal Agreement, dated August 26, 2008.

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

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	11-26-08

David H. Roche	Chief Executive Officer

/s/ Steven M. Caspers	Executive Vice President and	11-26-08

Steven M. Caspers	Chief Financial Officer

/s/ Allen E. Larson	Controller and	11-26-08

Allen E. Larson	Chief Accounting Officer

/s/ Dale Blume		11-26-08

Dale Blume	Director

/s/ Dennis Butenhoff		11-26-08

Dennis Butenhoff	Director

/s/ Brent Davison		11-26-08

Brent Davison	Director

/s/ Doug Etten		11-26-08

Doug Etten	Director

/s/ Michael Hasbargen		11-26-08

Michael Hasbargen	Director

/s/ Dennis Klosterman		11-26-08

Dennis Klosterman	Director

/s/ Russell Mauch		11-26-08

Russell Mauch	Director

/s/ Charles Steiner		11-26-08

Charles Steiner	Director

/s/ Alton Theede		11-26-08

Alton Theede	Director