Form 10-Q
period 2008-11-30
MINN DAK FARMERS COOPERATIVE
filed 2009-01-12
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

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

YES  ☒        NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Co  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at December 18, 2008
$250 Par Value	483

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

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Nov 30, 2008 (Unaudited)	Aug 31, 2008 (Audited)

CURRENT ASSETS
Cash	$924	$159

Receivables
Trade accounts	11,441	16,376
Growers	723	7,313
Receivable from affiliates	1,170	1,492
Income Tax	234	234
Other receivables	3	3
Total Receivables	13,571	25,419

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	41,858	28,453
Non-member refined sugar	17	1,358
Sugarbeets / Raw Sugar Inventory	42,018	—
Yeast	154	168
Materials and supplies	10,988	10,160
Total Inventories	95,035	40,138

Deferred charges	—	1,436
Prepaid expenses	3,453	2,150
Current deferred income tax asset	150	145

Total current assets	113,133	69,447

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	26,476	26,476
Buildings	37,592	37,592
Factory/Agricultural equipment	142,232	141,263
Other equipment	4,390	4,513
Capitalized Leases	1,715	—
Construction in progress	4,606	4,501
Total Property, Plant and Equipment	217,011	214,345
Less accumulated depreciation	(121,675)	(119,567)
Net Property, Plant and Equipment	95,336	94,778

OTHER ASSETS
Investment in stock of other corporations, unconsolidated marketing subsidiaries and other cooperatives	11,532	11,523
Other long-term assets	1,205	1,314
Total Other Assets	12,737	12,837

TOTAL ASSETS	$221,206	$177,063

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(In Thousands)

LIABILITIES AND MEMBERS' INVESTMENT	Nov 30, 2008 (Unaudited)	Aug 31, 2008 (Audited)

CURRENT LIABILITIES

Short-term notes payable	$39,659	$24,440

Current portion of long-term debt, capital leases and bonds payable	4,851	4,604

Accounts payable:
Trade	3,199	9,511
Growers	37,106	17,430
Total Accounts Payable	40,305	26,941

Accrued Liabilities	4,499	3,814

Total current liabilities	89,314	59,799

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	37,801	27,268

LONG-TERM DEFERRED INCOME TAX LIABILITY	421	443

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	261	256

LONG-TERM PENSION LIABILITY	5,280	5,280

COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	133,077	93,047

MEMBERS' INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 482 shares at November 30, 2008 and 483 shares at August 31, 2008	121	121
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	32,409	28,299
Accumulated other comprehensive loss	(4,888)	(4,891)
Retained earnings	9,910	9,910
Total Member Investment	88,129	84,016

TOTAL LIABILITIES AND MEMBER INVESTMENT	$221,206	$177,063

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended
	Nov 30, 2008	Nov 30, 2007

REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$58,683	$61,661
Changes in finished goods inventory and in-process sugar at NRV	13,406	12,002
Total Revenue	72,089	73,663

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	23,230	19,196
Sales and distribution costs	14,480	11,641
General and administrative	1,555	1,291
Interest	701	819
Loss on disposition of property and equipment	0	18
Total Expenses	39,966	32,965

OTHER INCOME	871	17

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	32,994	40,715

INCOME TAXES	(39)	(352)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$32,955	$40,363

DISTRIBUTION OF NET PROCEEDS
Credited to member's investment
Components of net income
Income from non-member business	$1	$627
Patronage income	4,110	6,876
Net income credited to member's investment	4,111	7,503

Allocated costs of sugarbeets paid or payable to growers for production to date	28,844	32,860

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$32,955	$40,363

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	Nov 30, 2008	Nov 30, 2007

OPERATING ACTIVITIES
Income allocated to members' investment	$4,111	$7,503
Add (deduct) noncash items:
Depreciation and amortization	2,113	2,109
Equipment disposals - loss	—	18
Net income allocated from unconsolidated marketing subsidiaries	(1)	(2)
Noncash portion of patronage capital credits	—	(4)
Changes in operating assets and liabilities
Accounts receivable and advances	11,848	10,020
Inventory and prepaid expenses	(56,200)	(71,729)
Deferred charges and other assets	1,512	1,843
Accounts payable, accrued liabilities and other liabilities	18,467	28,268
Net cash used in operating activities	(18,150)	(21,974)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	—	12
Capital expenditures	(2,669)	(1,141)
Issuance of notes receivable	—	(5)
Patronage received from other coops	—	—
Net cash used in investing activities	(2,668)	(1,134)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	15,219	29,950
Net proceeds from issuance of long-term debt and capital leases	11,715	323
Payment of long-term debt and capital leases	(935)	(857)
Payment of financing fees	—	—
Payment of allocated patronage	(4,417)	(6,039)
Net cash provided by financing activities	21,582	23,377

NET INCREASE IN CASH	764	268

CASH, BEGINNING OF YEAR	159	255

CASH, END OF QUARTER	$924	$523

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$624	$796

Income taxes, net of refunds	$1	$1

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary company Minn Dak Yeast Company (“Minn Dak Yeast”) for the three month periods ended November 30, 2008 and 2007 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008. The results of operations for the three months ended November 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2009.

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

3.

In September 2008, and effective as of August 31, 2008, the Company declared a revolvement of the remaining 52 percent of the allocated patronage for the 2001-crop totaling $1.9 million and 54 percent of the allocated patronage for the 2002-crop totaling $2.5 million. These amounts were accrued as of August 31, 2008 and paid to the stockholders on September 18, 2008.

In October 2008, the Company allocated to members $5.1 million of patronage from the 2007-crop in the form of non-qualified allocated patronage credits.

As of November 30, 2008 the Company had $80.3 million of short-term credit capacity, with $39.7 million being utilized, leaving a remaining short-term credit capacity of $40.6 million. The $80.3 million consists of $50.0 million short-term line of credit from the Bank, $15.0 million bid loan supplement facility through the Bank, which is currently available from the Bank upon request by the Company, however, it is contingent upon the Bank’s lending capacity at the time of request, and $15.3 million of USDA Commodity Credit Corporation sugar loan capacity. The increase in seasonal debt from August 31, 2008 to November 30, 2008 is due to normal seasonal operations and the funding necessary to cover crop payments to growers.

On October 30, 2008, the Company renewed, through November 1, 2009, the revolving Credit Supplement, the Bid Loan Supplement and the Term Loan Supplement, all part of a short term and long term loan agreement package with its primary lender CoBank (“the Bank”). The loan agreements included the following:

o	The revolving Credit and Bid Loan Supplements were renewed at the same level as the previous year, totaling $50.0 million and $15.0 million respectively.

o

The Term Loan Supplement amount increased $10.0 million to a total of $25.8 million. This will add approximately twelve more quarterly payments at the current repayment level to the end of the Company’s prior loan agreement.

4.

The Company’s shareholders harvested 1,863,920 tons of sugarbeets from the 2008-crop, which created an initial estimated payment liability of $70.9 million. The Company’s payment for the 2008-crop sugarbeets, made through November 30, 2008, totaled $35.9 million, leaving an estimated balance payable to shareholders for sugarbeets of $35.0 million.

5.	The Company included in Other Income the settlement of a lawsuit.

6.

The Financial Accounting Standards Board has issued Financial Accounting Standards No. 158, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective and adopted for the interim period financial statements ending November 30, 2008, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Three Months Ended November 30, 2008

(In 000’s)

	Pension Plan		Other Than Pension Plan
	2009	2008	2009	2008
Service Cost	$265	$240	$0	$0
Interest Cost	440	383	0	0
Expected return on plan assets	(407)	(341)	0	0
Amortization of prior service cost	8	14	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	63	60	0	0
Net periodic benefit cost	$369	$356	$0	$0

Through the three months ended November 30, 2008, the Company has made $0.0 million contributions as compared to $0.3 million through the three months ended November 30, 2007. The Company anticipates contributing $1.8 million in additional funds to its pension plan in FY 2009, for a total of $1.8 million. Contributions in FY 2008 totaled $1.1 million.

7.	Recently Issued Accounting Pronouncements:

On December 30, 2008, FASB issued FSP No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require that an employer disclose the following information about the fair value of plan assets: 1) How investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; 2) The major categories of plans assets 3) The inputs and valuation techniques used to measure the fair value of plan assets; 4) The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) Significant concentrations of risk within plan assets. This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the impact that FSP No. 132(R)-1 will have on its results of operations, financial position and cash flows.

FAS 140-4 and FIN 46 (R)-8-Disclosures by Public Entities about Transfers of Financial Assets and Interests In Variable Interest Entities – Because the Company is not involved in Variable Interest Entities, it does not expect these interpretations to have any impact under the Company’s current structure.

FAS 141 (R) Business Combinations – This statement defines the acquirer, establishes the acquisition date, and defines how the acquisition method is applied to financial statements. It also recognizes and measures goodwill or a gain from a bargain purchase. The pronouncement is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The application of this statement will only apply and be effective should the Company acquire the business assets of another entity after August 31, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The adoption of this statement is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

FAS 158 Employers Accounting for Defined Benefit Pension Plans and other Post-retirement Plans – This statement requires an employer that is a business entity and sponsors one or more single employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation in the financial statement.

In September of 2006, the FASB issued FAS No. 158 “Employers Accounting for Defined Benefit Pension Plans and Other Post-retirement plans”. This pronouncement had been adopted by the Company with the notation that the Company would continue to measure its plan’s liabilities as of May 31. However, with full adoption of FAS 158, the new measurement date for liability will be August 31, which would result in a one-time addition to liability equal to approximately one-fourth of the Company’s annual pension liability accrual. The Company is expecting to adopt this portion of the pronouncement in the fourth quarter of this fiscal year ending August 31, 2009.

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

FAS 162 The Hierarchy of Generally Accepted Accounting Principles – In May 2008, the FASB issued FAS No. 162. FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position or cash flows.

8.	Change in Accounting Policy:

The Company has adopted the following pronouncements:

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

FAS 159 The Fair Value Option for Financial Assets and Financial Liabilities – On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The fair value option may be applied instrument by instrument with a few exceptions, and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted in certain circumstances. Retrospective application to fiscal years preceding the effective date (or early adoption date) is prohibited. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In March 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-10. “Accounting for Collateral Assignment Split-Dollar Life Insurance”. This EITF indicates that an employer should recognize a liability for Post-retirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivation Instruments and Hedging Activities, to require disclosure by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP became effective for the Company on November 30, 2008. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion should be read in conjunction with information contained in the Consolidated Financial Statements and Notes thereto and in the Company’s Annual Report on Form 10K for fiscal year ended August 31, 2008.

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company”) for the three months ended November 30, 2008 (the first quarter of the Company’s 2009 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

There have been no material changes to the Company’s critical accounting policies since the filing of its Annual Report on form 10-K for the year ended August 31, 2008, including the implementation of FAS 157. The Company’s critical accounting estimates include the following:

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

The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the three months covered by this report. However, considerable management judgment is necessary to estimate future cash flows on equipment held for lease and therefore these management estimates may differ from actual results.

Defined Benefit Pension Plan

The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by SFAS No. 158, “Employers Accounting for Defined Benefit Pension Plans and Other Post Retirement Plans” to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for the Company’s defined benefit pension plan. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, the Company is required to consider current market conditions, including changes in interest assumptions.

Key assumptions used to determine annual pension expense are as follows:

	2009	2008
Discount rate	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%
Rate of total compensation increase	4.25%	4.30%

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

Income Taxes

On September 1, 2007 The Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that the company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in its financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements.

The total amount of unrecognized tax benefits as of August 31, 2008 and November 30, 2008, respectively, are $0.3 million and $0.3 million. These amounts at August 31, 2008 and November 30, 2008, respectively, include accrued interest and penalties of $0.1 million and $0.1 million.

After the September 1, 2007 implementation of FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

RESULTS OF OPERATIONS

Comparison of the three months ended November 30, 2008 and November 30, 2007

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $28.8 million, a decrease of $3.9 million or 11.9 percent from the prior year. As of November 30, 2008, Management has estimated the Fiscal 2009 payment to growers for sugarbeets at $70.9 million, which is $32.2 million or 31.2 percent less than the prior year. The decrease in payments to members is primarily due to a decrease of 0.3 million tons, or 15.6 percent in the number of delivered tons of sugarbeets. The payment is based upon (i) an average delivered sugar content of 16.5 percent, (ii) a total member sugarbeet crop to process of 1.9 million tons and (iii) the Company’s projected selling price for its sugar and by-products, which are currently estimated to be higher than the previous year.

Revenues for the quarter ended November 30, 2008 were comprised of Sugar 84 percent, Pulp 6 percent, Molasses 4 percent and Yeast 6 percent.

Revenue and inventory changes for the three months ended November 30, 2008 decreased $1.6 million from the 2008 period. Revenue from the sale of finished goods decreased $3.0 million and the change in the value of inventories increased $1.4 million.

Revenue from the sale of sugar decreased $2.1 million, or 4.1 percent reflecting a 10.3 percent decrease in volume and a 6.2 percent increase in the sales price for sugar. The volume decrease was due to a smaller crop. The price increase reflects a market wide response to a tighter supply of sugar.

Revenue from pulp sales decreased $0.2 million, or 6.1 percent reflecting a 33.1 percent decrease in sales volume and a 27.1 percent increase in the average gross selling price. The decrease in volume is primarily the result of lower pool production this year and timing of shipments to customers vs. the prior year. The increase in gross selling price was due to high demand for pulp and rising prices for corn and other commodities used in feed rations during the primary marketing time frame.

Revenue from molasses sales decreased $0.6 million, or 20.5 percent reflecting a 23.8 percent decrease in sales volume and a 3.3 percent increase in the average gross selling price. The decrease in sales volume is primarily the result of lower pool production this year and the timing of shipments to customers vs. the prior year. The selling price reflects carry-over sales from the prior marketing period. As future period sales reflect the current crop marketing efforts, an increase in price from market demand is expected.

Revenues from yeast sales increased less than $0.1 million, or 0.9 percent reflecting a 5.3 percent increase in the average selling price and a 4.4 percent decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2008 amounted to $13.4 million or $1.4 million more of an increase in the value of finished goods inventories for the three months ended November 30, 2007. The primary factor for the increased change in inventories was due to a smaller seasonal reduction of molasses inventories caused by less inventory on hand August 31, 2008 vs. August 31, 2007.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $23.3 million, $3.7 million or 19 percent more than the prior year. The costs of transporting beets from the grower fields to the Company’s storage sites in the amount of $2.2 million was included in the production costs for the period ended November 30, 2008, while similar costs in prior years were not recorded until the second quarter of the fiscal year. Marketing costs totaled $14.5 million, $2.8 million or 24.4 percent more than the quarter ended November 30, 2007. The increase in marketing costs is primarily due to purchasing more non-member sugar for marketing needs than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $10.3 million was available as of November 30, 2008. The Company also has a $15.0 million bid loan supplement facility through the Bank, of which $15.0 million was available on November 30, 2008. The bid loan supplement facility is currently available from the Bank upon request by the Company, however, is contingent upon the Bank’s lending capacity at the time of request. The Company also had $15.3 million of additional seasonal financing capacity for the period ending November 30, 2008 through the USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2008 Farm Bill, of which $15.3 million was available on November 30, 2008.

The loan agreements between the Bank and the Company were historically renewed each year by the end of the third quarter and were in place for a twelve-month period. The delay in the renewal of the farm program legislation delayed the decision making process on a number of capital expenditures. As a result of the delay in determining the financial needs of the Company, the Bank and the Company have modified the renewal date to October 31, 2009.

On October 30, 2008, the Company renewed, through November 1, 2009, the revolving Credit Supplement, the Bid Loan Supplement and the Term Loan Supplement, all part of a short term and long term loan agreement package with its primary lender CoBank (“the Bank”). The loan agreements included the following:

o	The revolving Credit and Bid Loan Supplements were renewed at the same level as the previous year, totaling $50.0 million and $15.0 million respectively.

o	The Term Loan Supplement amount increased $10.0 million to a total of $25.8 million.

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

As of November 30, 2008 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of November 30, 2008 totals $23.8 million compared to $9.6 million at August 31, 2008, an increase of $14.2 million for the period. Increased working capital is a result of the increased Term Loan Supplement and normal operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The Company’s estimate of working capital for August 31, 2009 is approximately $12.0 million dollars and, in the Company’s opinion, will approximate that number at fiscal year end. The Company has approximately six years of Bank long-term debt remaining and it has two tax-exempt bond issues, one with approximately three years remaining and one with approximately eleven years remaining.

Capital expenditures for fiscal year 2009 have been approved at $11.6 million. The Company is funding these capital expenditures through a combination of depreciation and additional long-term debt.

Cash used for operations totaled $18.2 million vs. $22.0 million for the periods ended November 30, 2008 and 2007 respectively. The reduction of $3.8 million was partially the result of the period ended November 30, 2007 having purchased non-member beet inventory.

The Net Cash used for Investing Activities was $2.7 vs. $1.1 million for the periods ended November 30, 2008 and 2007 respectively. This change was primarily in the area of capital expenditures.

The Net Cash Provided by financing activities was $21.6 vs. $23.4 million for the periods ended November 30, 2008 and 2007 respectively. Seasonal debt was $15.2 vs. $30.0 million for the periods ended November 30, 2008 and 2007 respectively. Proceeds of long-term debt and capital leases were $11.8 million vs. $0.3 million for the periods ended November 30, 2008 and 2007 respectively. The payment of allocated patronage was $4.4 million vs. $6.0 million for the periods ended November 30, 2008 and 2007 respectively.

Cash increased $0.8 million for the period ended November 30, 2008.

Below is a table detailing the Company’s loan and lease payment obligations:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$25.0	$2.5	$9.1	$6.7	$6.7
Bonds Payable	15.5	2.0	5.3	2.1	6.1
Capital Leases	2.2	0.4	1.3	0.1	0.3
Unconditional Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long Term Obligations	0.0	0.0	0.0	0.0	0.0
Total Long Term Obligations	$42.7	$4.9	$15.7	$8.9	$13.1
Interest on Long Term Debt & Bond	$6.3	$1.2	$2.7	$1.4	$1.0
Operating Leases	1.8	1.1	0.7	0.0	0.0
Total Contractual Obligations	$50.8	$7.2	$19.1	$10.3	$14.1

ESTIMATED FISCAL YEAR 2009 / CROP YEAR 2008 INFORMATION

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

The Company's members harvested 1.9 million tons of sugarbeets from the 2008-crop, approximately 19 percent less than the most recent 5-year average, due to extremely wet harvest conditions in a significant part of its growing area. Sugar content of the 2008-crop at harvest was 5 percent below the average for the five most recent crop years. Due to the lower harvested tons and lower sugar percent, the Company’s production of sugar from the 2008-crop sugarbeets is expected to be 27 percent less than the average of the five most recent years of sugar production. This forward-looking material is based on the Company’s expectations regarding the processing of the 2008 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors that include changes in production efficiencies and storage conditions for the Company’s sugarbeets.

The Company’s initial sugarbeet payment estimate used for the preparation of the November 30, 2008 financials totaled $38.02 per ton or $0.13466351 per harvested/bonus extractable pound of sugar, with the final sugarbeet payment determined in October of 2009. This projected payment is 19 percent less than the final 2007-crop payment per ton and 14 percent less per pound of extractible sugar. The lower projected 2008-crop payment per ton results fewer total tons of beets processed, lower sugar content in the sugarbeets and increased operating and fixed costs per ton; and offset somewhat by higher sugar and by-product prices versus the prior year.

Minn-Dak Farmers Cooperative (the Company) has announced that its Board of Directors has approved an estimated sugarbeet payment for the 2008 crop of 14.024385 cents per pound of extractible and bonus sugar ($39.30 per ton of average quality harvested sugarbeets). The $39.30 sugarbeet payment has a $1.00 per ton of sugarbeets budget contingency hold back until such time as the Company has an accurate assessment of what the final payment for the 2008 sugarbeet crop will be. The estimated sugarbeet payment is based upon the best information available as of December 19, 2008. The estimated sugarbeet payment may be changed, modified or amended as additional information becomes available during the Company’s fiscal year.

Factors that influenced the change in the sugarbeet payment included, but were not limited to the recent purchase of sugarbeets from another sugarbeet processor and further refinement of budgeted income and expense items.

ESTIMATED FISCAL YEAR 2010 INFORMATION

On September 26, 2008, the Company’s Board of Directors determined that the planting level for the 2009-crop will be 150 percent of member preferred shares plus a 10 percent measuring tolerance for a total maximum planting of 160 percent and a total minimum planting of 140 percent of member preferred shares.

OTHER INFORMATION

Federal programs, regulations and trade agreements

The Food, Conservation, and Energy Act of 2008, otherwise known, as the Farm Bill has become law with an effective date of October 1, 2008, and covers crop years 2008 through 2012. The Company considers the provisions of the Sugar Title in the Farm Bill to be supportive to the idea of a viable, continuing domestic sugar industry. The Sugar Title in the Farm Bill addresses a number of important elements, including: (1) an increase in the sugar loan rate; (2) the addition of sugar-to-ethanol provisions that should help to balance sugar supply and demand in the U.S. as well as reduce the likelihood of sugar loan forfeitures, which in turn reduces the likelihood of government cost to the program; and (3) language that provides domestic sugar processors with a steady share of domestic sugar consumption.

Provisions of the current Farm Bill and existing trade agreements between the United States and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently imports provide, on average, about 23 percent of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the U.S. sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace could result in serious adverse sugar pricing consequences. The U.S. government, under the current Administration, is pursuing an aggressive agenda on international trade.  It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers and exporters of sugar. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices. The Company does not know what the new Administration’s international trade agenda will be. However, the Company believes that these agreements, if negotiated and ratified, could negatively impact the sugarbeet payment to the shareholders and the Company’s profitability.

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

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the U.S. and Mexico.  Under the NAFTA sugar from Mexico may enter and be sold in the U.S. in any quantity without the added cost of tariffs. The U.S. Government forecasts that Mexico will export 694,000 short tons raw value to the U.S. in 2008, which would represent approximately 6.6 percent of domestic sugar consumption for food; and 630,000 short tons raw value in 2009, representing approximately 6.0 percent of domestic sugar consumption for food. Key variables that ultimately will determine the amount of imports from Mexico include: 1) Mexican production; 2) Mexican high fructose corn syrup use; 3) Mexican third-country imports and possible substitution; 4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; and 4) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market, however, the Company is unable to determine what the level of imports would need to be in order to trigger material harm. Based upon current domestic supply and demand numbers it does not appear that the sugar imports as projected by the U.S. Government for 2008 and 2009 would be sufficient to trigger material harm to the U.S. sugar market.

Regional and Bilateral Free Trade Agreements

The U.S. Government has negotiated or is currently negotiating free trade agreements with a number of countries and regions that are major producers of sugar. The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Columbia Free Trade Agreement; the Peru Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; the South African Customs Union Free Trade Agreement, and others. The Columbia Free Trade Agreement and the Panama Free Trade Agreement have been completed, signed, but as yet not been ratified by the U.S. Congress. The Company is uncertain when these two trade agreements will be brought before Congress for a vote. The Peru Free Trade Agreement has been completed, signed and ratified by the U.S. Congress.

The Doha Round negotiations of the World Trade Organization have resumed at some level but it is unclear at this time whether these negotiations will result in an agreement any time soon. There currently are ongoing efforts among key member countries (including the U.S.) to negotiate and finish the Doha Round, although that effort has failed for calendar year 2008. If formal negotiations are successful, the outcome of any negotiated arrangement could have adverse consequences for the Company.

The U.S. sugar industry and the Company recognize the potential negative impact that would result if these trade agreements are entered into by the U.S. and are taking steps to attempt to manage the situation.  The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2008, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2008 to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the management and the Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements.

Management personnel, including the Certifying Officers, recognize that the Company’s internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	January 12, 2009	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	January 12, 2009	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer