Form 10-Q
period 2009-02-28
MINN DAK FARMERS COOPERATIVE
filed 2009-04-13
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 20, 2009
$250 Par Value	478

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

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	Feb 28, 2009 (Unaudited)	Aug 31, 2008 (Audited)
ASSETS

CURRENT ASSETS
Cash	$60	$159

Receivables
Trade accounts	11,196	16,376
Advance Seed Deposits	3,610	—
Growers	22	7,313
Receivable from affiliates	1,503	1,492
Income Tax	—	234
Other receivables	3	3
Total Receivables	16,334	25,418

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	75,327	28,453
Non-member refined sugar	25	1,358
Sugarbeets / Raw Sugar Inventory	16,078	—
Yeast	194	168
Materials and supplies	10,398	10,160
Total Inventories	102,022	40,139

Deferred charges	425	1,436
Prepaid expenses	3,561	2,150
Current deferred income tax asset	39	145

Total current assets	122,441	69,447

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	27,130	26,476
Buildings	37,592	37,592
Factory/Agricultural equipment	145,926	141,263
Other equipment	4,192	3,766
Capitalized Leases	2,461	746
Construction in progress	672	4,501
Total Property, Plant and Equipment	217,973	214,345
Less accumulated depreciation	(123,827)	(119,567)
Net Property, Plant and Equipment	94,146	94,778

OTHER ASSETS
Investment in other cooperatives, unconsolidated marketing subsidiaries and other corporations	11,286	11,523
Other long-term assets	1,147	1,314
Total Other Assets	12,433	12,837

TOTAL ASSETS	$229,020	$177,062

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	Feb 28, 2009 (Unaudited)	Aug 31, 2008 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$43,885	$24,440

Current portion of long-term debt, capital leases and bonds payable	4,920	4,604

Accounts payable:
Trade	8,709	9,511
Growers	21,979	17,430
Total Accounts Payable	30,688	26,941

Accrued Liabilities	3,766	3,814

Total current liabilities	83,259	59,799

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	35,630	27,268

LONG-TERM DEFERRED INCOME TAX LIABILITY	399	443

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	265	256

LONG-TERM PENSION LIABILITY	5,280	5,280

COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	124,833	93,046

MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 478 shares at February 28, 2009 and 483 shares at August 31, 2008	120	121
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	48,465	28,299
Accumulated other comprehensive loss	(4,885)	(4,891)
Retained earnings	9,910	9,910
Total Member Investment	104,187	84,016

TOTAL LIABILITIES AND MEMBER INVESTMENT	$229,020	$177,062

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29 2008

REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$50,821	$57,038	$109,504	$118,699
Changes in finished goods inventory and in-process sugar at NRV	33,468	31,044	46,874	43,046
Total Revenue	84,289	88,082	156,378	161,745

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	26,636	21,320	49,866	40,515
Sales and distribution costs	8,839	10,637	23,319	22,279
General and administrative	1,849	1,753	3,461	3,105
Interest	572	1,120	1,273	1,939
Loss on disposition of property and equipment	—	(5)	—	13
Total Expenses	37,896	34,825	77,919	67,851

OTHER INCOME	946	247	1,816	264

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	$47,339	$53,504	$80,275	$94,158

INCOME TAXES	$14	$(583)	$32	$(874)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$47,353	$52,921	$80,307	$93,284

DISTRIBUTION OF NET PROCEEDS
Credited to member’s investment
Components of net income
Income from non-member business	$1	$1,065	$2	$1,692
Patronage income	16,151	10,485	20,261	17,361
Net income credited to member’s investment	16,152	11,550	20,263	19,053

Allocated costs of sugarbeets paid or payable to growers for production to date	$31,201	$41,371	$60,044	$74,231

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$47,353	$52,921	$80,307	$93,284

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six-Months Ended
	February 28, 2009	February 29, 2008

OPERATING ACTIVITIES
Income allocated to members’ investment	$20,263	$19,053
Add (deduct) noncash items:
Depreciation and amortization	4,380	4,212
Equipment disposals - loss	—	13
Net income allocated from unconsolidated marketing subsidiaries	(2)	(5)
Noncash portion of patronage capital credits	(164)	(4)
Changes in operating assets and liabilities
Accounts receivable and advances	9,084	8,660
Inventory and prepaid expenses	(63,294)	(73,606)
Deferred charges and other assets	1,318	1,525
Accounts payable, accrued liabilities and other liabilities	8,027	13,029
Net cash used in operating activities	(20,388)	(27,123)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	—	17
Capital expenditures	(3,628)	(3,006)
Issuance of notes receivable	—	(26)
Patronage received from other coops	418	273
Net cash used in investing activities	(3,210)	(2,742)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	19,445	38,648
Net proceeds from issuance of long-term debt and capital leases	11,715	323
Payment of long-term debt and capital leases	(3,037)	(2,878)
Payment of financing fees	(207)	(236)
Payment of allocated patronage	(4,417)	(6,039)
Net cash provided by financing activities	23,499	29,818

NET DECREASE IN CASH	(100)	(47)

CASH, BEGINNING OF YEAR	159	255

CASH, END OF QUARTER	$60	$208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$1,201	$1,860

Income taxes, net of refunds	$(869)	$439

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Limited Liability Company (“Link LLC”) for the three-month and six-month periods ended February 28, 2009 and 2008 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008. The results of operations for the three-month and six-month periods ended February 28, 2009 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2009.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase price that approximates cost. During the periods when sugarbeets are purchased from growers and/or non-members, but not yet converted into refined sugar or in-process sugar, that inventory is valued at grower and/or non-members payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.

In September 2008, and effective as of August 31, 2008, the Company declared a revolvement of the remaining 52 percent of the allocated patronage for the 2001-crop totaling $1.9 million and 54 percent of the allocated patronage for the 2002-crop totaling $2.5 million. These amounts were accrued as of August 31, 2008 and paid to the stockholders on September 18, 2008.

4.	In October 2008, the Company allocated to members $5.1 million of patronage from the 2007-crop in the form of non-qualified allocated patronage credits.

5.

As of February 28, 2009 the Company had $99.3 million of short-term credit capacity, with $43.9 million being utilized, leaving a remaining short-term credit capacity of $55.4 million. The $99.3 million consists of $50.0 million short-term line of credit from its primary lender CoBank (“the Bank”), $15.0 million bid loan supplement facility through the Bank, which is currently available from the Bank upon request by the Company, however, it is contingent upon the Bank’s lending capacity at the time of request, and $34.3 million of USDA Commodity Credit Corporation sugar loan capacity. The increase in seasonal debt from August 31, 2008 to February 28, 2009 is due to normal seasonal operations and the funding necessary to cover crop payments to growers.

On October 30, 2008, the Company renewed, through November 1, 2009, the revolving Credit Supplement, the Bid Loan Supplement and the Term Loan Supplement, all part of a short term and long term loan agreement package with the Bank. The loan agreements included the following:

	o	The revolving Credit and Bid Loan Supplements were renewed at the same level as the previous year, totaling $50.0 million and $15.0 million, respectively.

o

The Term Loan Supplement amount increased $10.0 million to a total of $25.8 million. This will add approximately twelve more quarterly payments at the current repayment level to the end of the Company’s prior loan agreement.

6.

The Company’s shareholders harvested 1,863,920 tons of sugarbeets from the 2008-crop, which created an initial estimated payment liability of $70.9 million and was officially increased by $2.4 million during the three-month period ended February 28, 2009. The Company’s payment for the 2008-crop sugarbeets made through February 28, 2009 totaled $51.3 million, leaving an estimated balance payable to the shareholder for sugarbeets of $22.0 million.

7.	In fiscal year 2009 the Company included in Other Income the settlement of a lawsuit.

8.

The Financial Accounting Standards Board has issued Financial Accounting Standards No. 158, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective for the interim period financial statements ending February 28, 2009, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Six-Months Ended February 28, 2009
(In 000’s)

	Pension Plan		Other Than Pension Plan
	2009	2008	2009	2008
Service Cost	$530	$479	$0	$0
Interest Cost	879	783	0	0
Expected return on plan assets	(815)	(811)	0	0
Amortization of prior service cost	17	17	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	126	(1)	0	0
Net periodic benefit cost	$738	$467	$0	$0

Through the six-months ended February 28, 2009, the Company has made $0.5 million contributions as compared to $0.5 million through the six-months ended February 29, 2008. The Company anticipates contributing $1.3 million in additional funds to its pension plan in FY 2009, for a total of $1.8 million. Contributions in FY 2008 totaled $1.1 million.

9.	Recently Issued Accounting Pronouncements:

On January 12, 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The Staff Position is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. Because the Company holds no such securities, the adoption of FSP EITF 99-20-1 has not had nor is expected to have an impact on the Company’s results of operations, financial position or cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, ”Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008, and interim periods within those fiscal years resulting in an effective date of September 1, 2009. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The adoption of this statement did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

FAS 160 Non-controlling Interests in Consolidated Financial Statement-an amendment of ARB No. 51 – This statement requires all entities to report non-controlling (minority) interest in subsidiaries in the same way as equity in the consolidated financial statements to improve the relevance, comparability, and transparency of financial information provided to investors. The Company no longer has a non-controlling interest in any of its consolidated reporting entities. The application of this statement would only apply and be effective should the Company be involved in a non-controlling (minority) interest activity in a subsidiary after August 31, 2009.

10.	Change in Accounting Policy:

The Company has adopted the following pronouncements:

FAS 140-4 and FIN 46 (R)-8-Disclosures by Public Entities about Transfers of Financial Assets and Interests In Variable Interest Entities – Because the Company is not involved in Variable Interest Entities, it does not expect these interpretations to have any impact under the Company’s current structure. This Staff Position was effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.

FAS 157 Fair Value Measurements dated September 2006 – This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. Relative to SFAS 157, the FASB issued FASB Staff Position (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is until first quarter of fiscal 2010 and is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. These statements do not require any new fair value measurements. However, the application of these statements may change the accounting practice regarding any future mergers and acquisitions by the company. On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

FAS 159 The Fair Value Option for Financial Assets and Financial Liabilities –On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The fair value option may be applied instrument by instrument with a few exceptions, and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted in certain circumstances. Retrospective application to fiscal years preceding the effective date (or early adoption date) is prohibited. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In March 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-10. “Accounting for Collateral Assignment Split-Dollar Life Insurance”. This EITF indicates that an employer should recognize a liability for Post-retirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivation Instruments and Hedging Activities, to require disclosure by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP became effective for the Company on November 30, 2008. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

FAS 161 Disclosures About Derivative Instruments and Hedging Activities. –On March 19, 2008 the FASB Issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

FAS 162 The Hierarchy of Generally Accepted Accounting Principles - In May 2008, the FASB issued FAS No. 162. FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 was effective November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position or cash flows. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion should be read in conjunction with information contained in the Consolidated Financial Statements and Notes thereto and in the Company’s Annual Report on Form 10K for fiscal year ended August 31, 2008.

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company”) for the three-month and six-month periods ended February 28, 2009 (the second quarter of the Company’s 2009 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

Critical Accounting Policies and Estimates
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

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results may be different from those currently estimated.

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

Subsidiaries
Subsidiaries that are controlled by the Company are consolidated in the Company’s financial statements. During the quarter ended February 28, 2009, the Company created and capitalized Link LLC. The capitalization was under $0.1 million. Link LLC was formed to advance possible strategic business activities by the Company. As of the date of this report, the Company had not used Link LLC for any such business activity.

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

The Company periodically enters into fixed asset purchase contracts with foreign manufacturers and these contracts require portions of the total contract price to be paid in Euros. If the financial exposure is significant, the Company may enter into derivative contracts to reduce its exposure to variability in foreign currency markets associated with a fixed asset purchase.

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

The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the three-month or six-month periods covered by this report. However, considerable management judgment is necessary to estimate future cash flows on equipment held for lease and therefore these management estimates may differ from actual results.

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

Rate of total Compensation Increase: An assumption as to the rate of growth of an employee’s salary. This is the expected long-term rate for compensation increases used to cover all forms of increases from entry level to retirement. This rate incorporates expected steps in pay scale, promotions, and any other form of pay increases whether it is step increases, merit increases, or cost of living increases. The Company’s methodology for selecting the rate is to seek guidance from outside pension experts for the appropriate rate.

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

The total amount of unrecognized tax benefits as of November 30, 2008 and February 28, 2009, respectively, are $0.3 million and $0.3 million. These amounts at November 30, 2008 and February 28, 2009, respectively, include accrued interest and penalties of $0.1 million and $0.1 million.

After the September 1, 2007 implementation of FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

RESULTS OF OPERATIONS

Comparison of the three-months ended February 28, 2009 and February 29, 2008

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $31.2 million, a decrease of $10.29 million or 24.6 percent from the prior year. As of February 28, 2009, Management has estimated the Fiscal 2009 payment to growers for sugarbeets at $73.3 million, which is $29.7 million or 28.8 percent less than the prior year. The decrease in payments to members is primarily due to a decrease of 0.3 million tons, or 15.6 percent in the number of delivered tons of sugarbeets, increased operating and fixed costs per ton and offset somewhat by higher sugar and by-product prices versus the prior year.

The payment is based upon (i) an average delivered sugar content of 16.5 percent, (ii) a total member sugarbeet crop to process of 1.9 million tons and (iii) the Company’s projected selling price for its sugar and by-products, which are currently estimated to be higher than the previous year.

Revenues for the quarter ended February 28, 2009 were comprised of Sugar 80 percent, Pulp 10 percent, Molasses 4 percent and Yeast 6 percent.

Revenue and inventory changes for the three-months ended February 28, 2009 decreased $1.5 million from the 2008 period. Revenue from the sale of finished goods decreased $6.2 million and the change in the value of inventories increased $4.7 million.

Revenue from the sale of sugar decreased $5.6 million, or 12.3 percent reflecting a 17.9 percent decrease in volume and a 5.6 percent increase in the sales price for sugar. The volume decrease was due to a smaller crop. The price increase reflects a market wide response to a tighter supply of sugar available for sale.

Revenue from pulp sales decreased $0.2 million, or 3.3 percent reflecting a 38.2 percent decrease in sales volume and a 34.9 percent increase in the average gross selling price. The decrease in volume is primarily due to a smaller crop this year and timing of shipments to customers versus the prior year. The increase in gross selling price was due to high demand for pulp and rising prices for corn and other commodities used in feed rations during the primary marketing time frame when pulp sales were made.

Revenue from molasses sales decreased $0.4 million, or 16.8 percent reflecting a 36.2 percent decrease in sales volume and a 19.4 percent increase in the average gross selling price. The decrease in sales volume is primarily due to a smaller crop this year and the timing of shipments to customers versus the prior year. The increase in average gross selling price is the result of reduced worldwide supplies of available molasses for sale.

Revenues from yeast sales increased less than $0.1 million, or 1.6 percent reflecting a 9.2 percent increase in the average selling price and a 7.6 percent decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the three-months ended February 28, 2009 amounted to $35.8 million or $4.7 million more of an increase in the value of finished goods inventories for the three-months ended February 29, 2008. The primary factor for the increased change in inventories was due to a higher adjustment from cost to market pricing for all finished goods for the three-month period ended February 28, 2009.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $26.6 million, $5.3 million or 25.0 percent more than the prior year. The cost of outside non-member purchased beets increased by $7.2 million from the three-month period ended February 29, 2008, offset some by the costs of transporting beets from the grower fields to the Company’s storage sites in the amount of $2.2 million which was included in the production costs for the period ended February 29, 2008, while similar costs in the current year was recorded in the first quarter of the fiscal year. Marketing costs totaled $10.6 million, $1.8 million or 20.3 percent more than the quarter ended February 29, 2008. The increase in marketing costs is primarily due to purchasing more non-member sugar for marketing needs than in the prior year.

Comparison of the six-months ended February 28, 2009 and February 29, 2008

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $60.0 million, a decrease of $14.2 million or 19.1 percent from the prior year. As of February 28, 2009, Management has estimated the Fiscal 2009 payment to growers for sugarbeets at $73.3 million, which is $29.7 million or 28.8 percent less than the prior year. The decrease in payments to members is primarily due to a decrease of 0.3 million tons, or 15.6 percent in the number of delivered tons of sugarbeets, increased operating and fixed costs per ton and offset somewhat by higher sugar and by-product prices versus the prior year. The payment is based upon (i) an average delivered sugar content of 16.5 percent, (ii) a total member sugarbeet crop to process of 1.9 million tons and (iii) the Company’s projected selling price for its sugar and by-products, which are currently estimated to be higher than the previous year.

Revenues for the six-months ended February 28, 2009 were comprised of Sugar 82 percent, Pulp 8 percent, Molasses 4 percent and Yeast 6 percent.

Revenue and inventory changes for the six-months ended February 28, 2009 decreased $3.1 million from the 2008 period. Revenue from the sale of finished goods decreased $9.2 million and the change in the value of inventories increased $6.1 million.

Revenue from the sale of sugar decreased $7.8 million, or 8.0 percent reflecting a 13.9 percent decrease in volume and a 5.9 percent increase in the sales price for sugar. The volume decrease was due to a smaller crop. The price increase reflects a market wide response to a tighter supply of sugar available for sale.

Revenue from pulp sales decreased $0.4 million, or 4.6 percent reflecting a 36.2 percent decrease in sales volume and a 31.6 percent increase in the average gross selling price. The decrease in volume is primarily the result a smaller crop this year and timing of shipments to customers versus the prior year. The increase in gross selling price was due to high demand for pulp and rising prices for corn and other commodities used in feed rations during the primary marketing time frame when pulp sales were made.

Revenue from molasses sales decreased $1.1 million, or 18.8 percent reflecting a 29.6 percent decrease in sales volume and a 10.8 percent increase in the average gross selling price. The decrease in sales volume is primarily due to a smaller crop this year and the timing of shipments to customers versus the prior year. The increase in average gross selling price is the result of reduced worldwide supplies of available molasses for sale, also the selling price reflects carry-over sales at a lower value from the prior marketing period. As future period sales reflect the current crop marketing efforts, an increase in price from market demand is expected.

Revenues from yeast sales increased less than $0.1 million, or 1.2 percent reflecting a 7.2 percent increase in the average selling price and a 6.0 percent decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the six-months ended February 28, 2009 amounted to $49.2 million or $6.1 million more of an increase in the value of finished goods inventories for the six-months ended February 28, 2009. The primary factor for the increased change in inventories was due to a higher adjustment from cost to market pricing for all finished goods for the six-month period ended February 28, 2009 versus February 29, 2008.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $49.8 million, $9.4 million or 23 percent more than the prior year. The cost of outside purchased beets increased by $7.2 million and Operating Chemicals increased 0.8 million from the six-month period ended February 29, 2008.

Marketing costs totaled $23.3 million, $1.0 million or 4.7 percent more than the six-months ended February 29, 2008. The increase in marketing costs is primarily due to purchasing more non-member sugar for marketing needs than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $6.1 million was available as of February 28, 2009. The Company also has a $15.0 million bid loan supplement facility through the Bank, of which $15.0 million was available on February 28, 2009. The bid loan supplement facility is currently available from the Bank upon request by the Company, however, is contingent upon the Bank’s lending capacity at the time of request. The Company also had $34.3 million of seasonal financing capacity for the period ending February 28, 2009 through the USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2008 Farm Bill, of which $34.3 million was available on February 28, 2009.

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

On October 30, 2008, the Company renewed, through November 1, 2009, the revolving Credit Supplement, the Bid Loan Supplement and the Term Loan Supplement, all part of a short term and long term loan agreement package with its primary lender CoBank (“the Bank”). The loan agreements included the following:

o	The revolving Credit and Bid Loan Supplements were renewed at the same level as the previous year, totaling $50.0 million and $15.0 million, respectively.

o	The Term Loan Supplement amount increased $10.0 million to a total of $25.8 million.

The increase in the Term Loan Supplement was primarily the result of higher than normal levels of capital expenditures during the fiscal years ended August 31, 2008 and August 31, 2009.

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

As of February 28, 2009 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of February 28, 2009 totals $39.2 million compared to $9.6 million at August 31, 2008, an increase of $29.6 million for the period. Increased working capital is a result of the increased Term Loan Supplement and normal operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The Company’s estimate of working capital for August 31, 2009 is approximately $12.0 million dollars. The Company has approximately six years of Bank long-term debt remaining and it has two tax-exempt bond issues, one with approximately three years remaining and one with approximately eleven years remaining.

Capital expenditures for fiscal year 2009 have been approved at $10.7 million. The Company is funding these capital expenditures through a combination of depreciation as an element of working capital and additional long-term debt.

Cash used for operations totaled $20.4 million versus $27.1 million for the six-month periods ended February 28, 2009 and February 29, 2008, respectively. The reduction of $6.7 million was partially the result of the prior period ended having less Inventory and pre-paid expenses.

The Net Cash used for Investing Activities was $3.2 versus $2.7 million for the six-month periods ended February 28, 2009 and February 29, 2008, respectively. This change was primarily in the area of capital expenditures.

The Net Cash Provided by financing activities was $23.5 million versus $29.8 million for the six-month periods ended February 28, 2009 and February 29, 2008, respectively. Seasonal debt was $19.4 versus $38.6 million for the six-month periods ended February 28, 2009 and February 29, 2008, respectively. Proceeds of long-term debt and capital leases were $11.7 million versus $0.3 million for the six-month periods ended February 28, 2009 and February 29, 2008, respectively. The payment of allocated patronage was $4.4 million versus $6.0 million for the six-month periods ended February 28, 2009 and February 29, 2008, respectively.

Cash decreased $0.1 million for the six-month period ended February 28, 2009.

Below is a table detailing the Company’s loan and lease payment obligations:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$24.1	$2.5	$9.2	$5.8	$6.6
Bonds Payable	14.3	2.1	4.0	2.1	6.1
Capital Leases	2.1	0.3	1.0	0.3	0.5
Unconditional Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long Term Obligations	0.0	0.0	0.0	0.0	0.0
Total Long Term Obligations	$40.5	$4.9	$14.2	$8.2	$13.2
Interest on Long Term Debt & Bond	$6.1	$1.2	$2.6	$1.3	$1.0
Operating Leases	3.4	1.5	1.4	0.5	0.0
Total Contractual Obligations	$50.0	$7.6	$18.2	$10.0	$14.2

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

The Company’s members harvested 1.9 million tons of sugarbeets from the 2008-crop, approximately 19 percent less than the most recent 5-year average, due to extremely wet harvest conditions in a significant part of its growing area. Sugar content of the 2008-crop at harvest was 5 percent below the average for the five most recent crop years. Due to the lower harvested tons and lower sugar percent, the Company’s production of sugar from the 2008-crop sugarbeets is expected to be 21 percent less than the average of the five most recent years of sugar production. This forward-looking material is based on the Company’s expectations regarding the processing of the 2008 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors that include changes in production efficiencies and storage conditions for the Company’s sugarbeets.

The Company’s initial sugarbeet payment estimate used for the preparation of the November 30, 2008 financials totaled $38.02 per ton or $0.13466351 per harvested/bonus extractable pound of sugar, with the final sugarbeet payment determined in October of 2009. This projected payment has been increased by $2.4 million during the three-month period ended February 28, 2009. This revised sugarbeet payment is 15.8 percent less than the final 2007-crop payment per ton and 10.9 percent less per pound of extractible sugar. The lower projected 2008-crop payment per ton results fewer total tons of beets processed, lower sugar content in the sugarbeets and increased operating and fixed costs per ton; and offset somewhat by higher sugar and by-product prices versus the prior year.

As of the date of this report, the Company expects any remaining sugar beet inventory to be processed without having to discard sugarbeets.

The Company has announced that its Board of Directors has approved an estimated sugarbeet payment for the 2008-crop of 14.024385 cents per pound of extractible and bonus sugar ($39.30 per ton of average quality harvested sugarbeets). The $39.30 sugarbeet payment is net of a $1.00 per ton of sugarbeets budget contingency hold back until such time as the Company has an accurate assessment of what the final payment for the 2008 sugarbeet crop will be. The estimated sugarbeet payment is based upon the best information available as of February 28, 2009. The estimated sugarbeet payment may be changed, modified or amended as additional information becomes available during the Company’s fiscal year. The Company’s management reviews each month with the Board of Directors its analysis of any known trends relating to revenues and expenses that may have a measurable impact on the estimated sugarbeet payment, including the impact of weather, estimated sugar content in beets, transportation and storage expense, pricing of sugar and by-products and operating and overhead costs of the Company. Based upon management’s analysis of the affect of known trends relating to revenues and expenses on the estimated beet payment, management may recommend to the Board of Directors an adjustment, up or down, to the next interim beet payment to the Company’s shareholder-growers. These changes in the interim beet payments are intended to better align the interim payments with the actual annual beet payment. However, because of the variability inherent in the factors considered by management over the course of the year and the complexity of the trending analysis required by management, an interim beet payment amount should not be relied upon to calculate the full year beet payment or any other interim beet payment. It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

As the result of managements’ analysis and estimates, management increased the estimated annual payment of $38.02 to $39.30 per ton. This increase in the estimated annual payment resulted in a corresponding increase in the February 2009 interim payment. Factors that influenced the change in the sugarbeet payment included, but were not limited to the recent purchase of sugarbeets from another sugarbeet processor and further refinement of budgeted income and expense items. In determining the amount of the April 3, 2009 interim payment, management again analyzed trends relating to revenues and expenses that may affect the beet payment, including trends from the beet slicing process. At the time that management must determine the amount of the interim beet payment in order to make a timely payment, beet slicing was ongoing. Because of the preliminary nature of the beet slicing trends, the required timing of the determination and the other uncertainty in the information reviewed by management, management concluded not to adjust the April 2009 interim beet payment.

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

OTHER INFORMATION

Federal programs, regulations and trade agreements

The Food, Conservation, and Energy Act of 2008, otherwise known as the Farm Bill, became law on October 1, 2008, and covers crop years 2008 through 2012. The Company considers the provisions of the Sugar Title in the Farm Bill to be supportive to the idea of a viable, continuing domestic sugar industry. The Sugar Title in the Farm Bill addresses a number of important elements, including: (1) an increase in the sugar loan rate; (2) the addition of sugar-to-ethanol provisions that should help to balance sugar supply and demand in the U.S. as well as reduce the likelihood of sugar loan forfeitures, which in turn reduces the likelihood of government cost to the program; and (3) language that provides domestic sugar processors with a steady share of domestic sugar consumption. The Farm Bill incorporates gradual loan rate increases for raw and refined sugar. For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011. Raw cane loan rates will remain at 18.00 cents/lb in 2008 then rise gradually to 18.75 cents by 2011, and they will remain at 18.75 cents/lb for the 2012-crop year. Refined beet sugar loan rates are set at 22.90 cents/lb for the 2008-crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2009 through 2012-crop years.

Marketing allotments and allocations set forth under the Farm Bill affect the sugar produced from the 2008-crop through the 2012-crop. On an annual basis, the marketing allotments and the corresponding allocation to the Company will dictate the amount of sugar the Company can sell into the domestic market. The Company’s allocation may reduce or increase the amount of sugar the Company can market for a given year, thus possibly affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.

Provisions of the current Farm Bill and existing trade agreements between the United States and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently imports provide, on average, about 23 percent of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the U.S. sugar industry as a whole that any significant increase in the amount of imported sugar to the U.S. marketplace could result in serious adverse sugar pricing consequences. The Company does not know what the new Administration’s international trade agenda will be, although it appears that it will be more deliberate in pursuing any currently negotiated, currently existing or future trade agreements. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers and exporters of sugar. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices. However, the Company believes that these agreements, if negotiated and ratified, could negatively impact the sugarbeet payment to the shareholders and the Company’s profitability.

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

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the U.S. and Mexico. Under the NAFTA sugar from Mexico may enter and be sold in the U.S. in any quantity without the added cost of tariffs. The U.S. Government forecasts that Mexico will export 694,000 short tons raw value to the U.S. in 2008, which would represent approximately 6.6 percent of domestic sugar consumption for food; and 680,000 short tons raw value in 2009, representing approximately 6.3 percent of domestic sugar consumption for food. Key variables that ultimately will determine the amount of imports from Mexico include: 1) Mexican production; 2) Mexican high fructose corn syrup use; 3) Mexican third-country imports and possible substitution; 4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; and 4) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market, however, the Company is unable to determine what the level of imports would need to be in order to trigger material harm.

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

The Doha Round negotiations of the World Trade Organization have resumed at some level but it is unclear at this time whether these negotiations will result in an agreement any time soon. There currently are ongoing efforts among key member countries to negotiate and finish the Doha Round, although that effort failed in calendar year 2008. If formal negotiations are successful, the outcome of any negotiated arrangement could have adverse consequences for the Company.

The U.S. sugar industry and the Company recognize the potential negative impact that would result if these trade agreements are entered into by the U.S. and are taking steps to attempt to manage the situation. The Company and the sugar industry intend to continue to focus significant attention on trade issues in the future.

The impact of the various trade agreements on the Company cannot be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented. It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the beet payment to the shareholders and the Company earnings.

Environmental

On March 10, 2009, the United States Environmental Protection Agency (“EPA”) proposed regulations mandating reporting of greenhouse gas emissions from “all sectors of the economy.” The proposed regulation would apply to downstream facilities with greenhouse gas emissions equal to or greater than 25,000 tons per year and to upstream suppliers of fossil fuels and industrial greenhouse gases as well as to manufacturers of vehicles and engines. Those subject to the regulations would be required to submit annual reports of emissions of carbon dioxide (CO2), methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs), perfluorocarbons (PFCs), and other fluorinated gasses. The Company is monitoring this and similar proposed regulation changes and their potential impact to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	April 13, 2009	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	April 13, 2009	/s/ STEVEN M. CASPERS
Steven M. Caspers
Executive Vice President and Chief Financial Officer