Form 10-Q
period 2009-05-31
MINN DAK FARMERS COOPERATIVE
filed 2009-07-14
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

YES ☐	NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Co ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at June 24, 2009

$250 Par Value	475

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	May 31, 2009 (Unaudited)	Aug 31, 2008 (Audited)
ASSETS

CURRENT ASSETS
Cash	$128	$159

Receivables
Trade accounts	15,019	16,376
Growers	11,639	7,313
Receivable from affiliates	2,161	1,492
Income Tax	—	234
Other receivables	3	3
Total Receivables	28,822	25,418

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	70,009	28,453
Non-member refined sugar	13	1,358
Yeast	147	168
Materials and supplies	10,146	10,160
Total Inventories	80,315	40,139

Deferred charges	810	1,436
Prepaid expenses	2,132	2,150
Other current assets	806	—
Current deferred income tax asset	39	145

Total current assets	113,052	69,447

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	27,130	26,476
Buildings	37,592	37,592
Factory/Agricultural equipment	145,926	141,263
Other equipment	4,017	3,767
Capitalized Leases	2,461	746
Construction in progress	3,016	4,501
Total Property, Plant and Equipment	220,142	214,345
Less accumulated depreciation	(125,767)	(119,567)
Net Property, Plant and Equipment	94,375	94,778

OTHER ASSETS
Investment in other cooperatives, unconsolidated marketing subsidiaries and other corporations	12,041	11,523
Other long-term assets	1,092	1,314
Total Other Assets	13,133	12,837

TOTAL ASSETS	$220,560	$177,062

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands)

	May 31, 2009 (Unaudited)	Aug 31, 2008 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$26,498	$24,440

Current portion of long-term debt, capital leases and bonds payable	4,915	4,604

Accounts payable:
Trade	13,530	9,511
Growers	23,405	17,430
Total Accounts Payable	36,935	26,941

Accrued Liabilities	3,155	3,814

Total current liabilities	71,503	59,799

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	33,629	27,268

LONG-TERM DEFERRED INCOME TAX LIABILITY	377	443

LONG-TERM UNRECOGNIZED TAX LIABILITY	270	256

LONG-TERM PENSION LIABILITY	6,060	5,280

COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	111,839	93,046

MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 477 shares at May 31, 2009 and 483 shares at August 31, 2008	119	121
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	52,997	28,299
Accumulated other comprehensive loss	(4,882)	(4,891)
Retained earnings	9,910	9,910
Total Member Investment	108,721	84,016

TOTAL LIABILITIES AND MEMBER INVESTMENT	$220,560	$177,062

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008

REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$61,844	$65,953	$171,348	$184,651
Changes in finished goods inventory and in-process sugar at NRV	(5,318)	(3,939)	41,556	39,106
Total Revenue	56,526	62,014	212,904	223,757

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	17,106	21,516	66,973	62,030
Sales and distribution costs	10,925	15,291	34,244	37,569
General and administrative	1,699	2,065	5,160	5,170
Interest	285	805	1,558	2,743
(Gain)/Loss on disposition of property and equipment	(98)	99	(98)	113
Total Expenses	29,917	39,776	107,837	107,625

OTHER INCOME	766	1,083	2,583	1,347

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	$27,375	$23,321	$107,650	$117,479

INCOME TAXES	$18	$(281)	$50	$(1,155)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$27,393	$23,040	$107,700	$116,324

DISTRIBUTION OF NET PROCEEDS
Credited to member’s investment
Components of net income
Income from non-member business	$4	$569	$6	$2,261
Patronage income	4,528	1,917	24,789	19,277
Net income credited to member’s investment	4,532	2,486	24,795	21,538

Allocated costs of sugarbeets paid or payable to growers for production to date	$22,861	$20,554	$82,905	$94,786

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$27,393	$23,040	$107,700	$116,324

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine-Months Ended
	May 31, 2009	May 31, 2008

OPERATING ACTIVITIES
Income allocated to members’ investment	$24,795	$21,538
Add (deduct) noncash items:
Depreciation and amortization	6,375	6,395
Equipment disposals - (Gain)/Loss	(99)	113
Net income allocated from unconsolidated marketing subsidiaries	(6)	(6)
Noncash portion of patronage capital credits	(908)	(616)
Changes in operating assets and liabilities
Accounts receivable and advances	(3,405)	1,089
Inventory and prepaid expenses	(40,963)	(40,708)
Deferred charges and other assets	906	547
Accounts payable, accrued liabilities and other liabilities	14,449	6,260
Net cash used (in)/from operating activities	1,144	(5,388)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	99	17
Capital expenditures	(5,798)	(4,437)
Issuance of notes receivable	—	25
Patronage received from other coops	418	273
Net cash used in investing activities	(5,281)	(4,122)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	2,058	20,196
Net proceeds from issuance of long-term debt and capital leases	11,715	320
Payment of long-term debt and capital leases	(5,043)	(4,527)
Payment of financing fees	(207)	(236)
Payment of allocated patronage	(4,417)	(6,039)
Net cash provided by financing activities	4,106	9,714

NET INCREASE/(DECREASE) IN CASH	(31)	204

CASH, BEGINNING OF YEAR	159	255

CASH, END OF QUARTER	$128	$459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for(Receipts from)
Interest	$1,678	$2,771

Income taxes, net of refunds	$(792)	$1,301

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Limited Liability Company (“Link LLC”) for the three-month and nine-month periods ended May 31, 2009 and 2008 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008. The results of operations for the three-month and nine-month periods ended May 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2009.

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

5.

As of May 31, 2009 the Company had $100.4 million of short-term credit capacity, with $26.5 million being utilized, leaving a remaining short-term credit capacity of $73.9 million. The $100.4 million consists of $50.0 million short-term line of credit from its primary lender CoBank (“the Bank”), $15.0 million bid loan supplement facility through the Bank (which is currently available from the Bank upon request by the Company, however, it is contingent upon the Bank’s lending capacity at the time of request) and $35.4 million of USDA Commodity Credit Corporation sugar loan capacity. The decrease in seasonal debt from February 28, 2009 to May 31, 2009 is due to normal seasonal operations and the funding necessary to cover crop payments to growers.

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

o

The Term Loan Supplement amount increased $10.0 million to a total of $25.8 million. This will add approximately twelve more quarterly payments (at the current repayment level) to the end of the Company’s prior loan agreement.

6.

The Company’s shareholders harvested 1,863,920 tons of sugarbeets from the 2008-crop, which created an initial estimated payment liability of $70.9 million. The estimated payment liability was officially increased by $2.4 million during the three-month period ended February 28, 2009 and was increased by an additional $8.7 million during the three-month period ended May 31, 2009. The Company’s estimated liability payment for the 2008-crop sugarbeets made through May 31, 2009 totaled $58.6 million, leaving an estimated balance payable to the shareholder for sugarbeets of $23.4 million.

7.	In fiscal year 2009 the Company included in Other Income the settlement of a lawsuit.

8.

The Financial Accounting Standards Board has issued Financial Accounting Standards No. 158, Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective for the interim period financial statements ending May 31, 2009, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Nine-Months Ended May 31, 2009 (In 000’s)

	Pension Plan		Other Than Pension Plan
	2009	2008	2009	2008
Service Cost	$795	$718	$0	$0
Interest Cost	1,319	1,175	0	0
Expected return on plan assets	(1,222)	(1,216)	0	0
Amortization of prior service cost	25	25	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	189	(1)	0	0
Net periodic benefit cost	$1,106	$701	$0	$0

Through the nine-months ended May 31, 2009, the Company has made $0.9 million contributions as compared to $1.1 million through the nine-months ended May 31, 2008. The Company anticipates contributing $0.9 million in additional funds to its pension plan in FY 2009, for a total of $1.8 million. Contributions in FY 2008 totaled $1.1 million.

In accordance with Statement No. 158, Employer’s Accounting for Defined Pension and Other Postretirement Plans– an amendment of FASB statements No. 87, 88, 106 and 132(R) which requires the Company, in Fiscal 2009, to change the annual measurement date of the funded status of the pension plans from May 31 to August 31, which will result in a one time direct charge of approximately $0.3 million to the beginning retained earnings representing a measurement date adjustment of 3/15ths of the pension cost for the period of June 1, 2008 to August 31, 2009. The Company is expecting to reflect this portion of the pronouncement in the fourth quarter of Fiscal 2009. Also, the remaining 12/15ths of this pension cost will be expensed and recognized during Fiscal 2009.

9.	Recently Issued Accounting Pronouncements:

On June 29, 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will not have a material effect on the Company’s results of operations, financial position or cash flows.

On June 12, 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R). This statement was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement is effective for the first annual reporting period that begins after November 15, 2009. The application of this statement will only apply and be effective should the Company have any interest in a variable interest entity after September 1, 2010. The adoption of this statement will not have a material effect on the Company’s results of operations, financial position or cash flows.

On June 12, 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets and amendment of FASB Statement No. 140. This statement was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for the first annual reporting period that begins after November 15, 2009. The application of this statement will only apply and be effective should the Company transfer financial assets after September 1, 2010. The adoption of this statement will not have a material effect on the Company’s results of operations, financial position or cash flows.

FAS 165 Subsequent Events – On May 28, 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. This Statement shall be effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement will not have a material effect on the Company’s results of operations, financial position or cash flows.

FAS 164 Not-for-Profit Entities Mergers and Acquisitions – On May 22, 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 164, Not-for-Profit Entities Mergers and Acquisitions. The Company falls outside of the statements definition of a not-for-profit entity, so the adoption of this statement will not have a material effect on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate that a transaction is not orderly (that is, in a forced liquidation or distressed sale). This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of this statement is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides additional guidance for determination of whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, early adoption for periods ending before March 15, 2009, is not permitted. Because the Company holds no such securities, the adoption of FAS 115-2 and FAS 124-2 is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

On April 9, 2009, the FASB issued Staff Positions No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments; to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FAS 107-1 and APB 28-1 to have an impact on the Company’s results of operations, financial position or cash flows.

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

FAS 141 (R) Business Combinations – This statement defines the acquirer, establishes the acquisition date, and defines how the acquisition method is applied to financial statements. It also recognizes and measures goodwill or a gain from a bargain purchase. On April 1, 2009 the FASB also released FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS No. 141(R) Business Combinations. FSP No. FAS 141(R)-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. The application of these statements will only apply and be effective should the Company acquire the business assets of another entity after August 31, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008, and interim periods within those fiscal years resulting in an effective date of September 1, 2009. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The adoption of this statement is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

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

The Company has adopted the following pronouncements:

FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The Staff Position is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. Because the Company holds no such securities, the adoption of FSP EITF 99-20-1 has not had, nor is expected to have an impact on the Company’s results of operations, financial position or cash flows.

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

FAS 159 The Fair Value Option for Financial Assets and Financial Liabilities–On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings. The fair value option may be applied instrument by instrument with a few exceptions, and is irrevocable unless a new election date occurs. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted in certain circumstances. Retrospective application to fiscal years preceding the effective date (or early adoption date) is prohibited. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

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

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company”) for the three-month and nine-month periods ended May 31, 2009 (the third quarter of the Company’s 2009 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

Subsidiaries
Subsidiaries that are controlled by the Company are consolidated in the Company’s financial statements. The Company has created and capitalized a wholly owned subsidiary called Link LLC on December 18, 2008, which was formed to advance possible strategic business activities by the Company.

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

Property and Equipment, Leased Property and Equipment and Depreciation
Property and equipment and leased property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 40 years. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

The Company reviews its property and equipment and leased property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the three-month or nine-month periods covered by this report. However, considerable management judgment is necessary to estimate future cash flows on equipment held for lease and therefore these management estimates may differ from actual results.

Defined Benefit Pension Plan
The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by SFAS No. 158, “Employers Accounting for Defined Benefit Pension Plans and Other Post Retirement Plans” to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for the Company’s defined benefit pension plan. Three of the most significant assumptions are the discount rates, expected long-term rate of return on plan assets and rate of total compensation increase. In making these assumptions, the Company is required to consider current market conditions, including changes in interest assumptions.

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

Expected Return on Plan Assets: The expected long-term rate of return on plan assets should, over-time, approximate the actual long-term returns on pension plan assets. The Company’s methodology for selecting the Expected Return on Plan Assets is to seek guidance from outside pension experts for an appropriate rate.

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

The Company anticipates a significant adjustment to other comprehensive loss for the period ended August 31, 2009 as a result of negative investment performance.

Income Taxes
On September 1, 2007 The Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or are expected to be taken in an income tax return. FIN 48 requires that the company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in its financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements.

The total amount of unrecognized tax benefits as of May 31, 2009 and August 31, 2008, respectively, are $0.3 million and $0.3 million. These amounts at May 31, 2009 and August 31, 2008, respectively, include accrued interest and penalties of $0.1 million and $0.1 million.

After the September 1, 2007 implementation of FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

RESULTS OF OPERATIONS

Comparison of the three-months ended May 31, 2009 and 2008.
In the Consolidated Statements of Operations, Distribution of Net Proceeds, Allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $22.9 million, an increase of $2.3 million or 11.2 percent from the prior year. As of May 31, 2009, management has estimated the Fiscal 2009 payment to growers for sugarbeets at $82.0 million, which is $21.0 million or 20.3 percent less than the prior year. The decrease in payments to members is primarily due to a decrease of 0.3 million tons, or 15.6 percent in the number of delivered tons of sugarbeets; and increased operating and fixed costs per ton, offset somewhat by higher sugar and by-product prices versus the prior year.

The payment is based upon (i) an average delivered sugar content of 16.5 percent, (ii) a total member sugarbeet crop to process of 1.9 million tons and (iii) the Company’s projected selling price for its sugar and by-products, which are currently estimated to be higher than the previous year.

Revenues for the quarter ended May 31, 2009 were comprised of Sugar 79 percent, Pulp 10 percent, Molasses 5 percent and Yeast 6 percent.

Revenue and inventory changes for the three-months ended May 31, 2009 decreased $5.5 million from the 2008 period. Revenue from the sale of finished goods decreased $4.1 million and the change in the value of inventories decreased $1.4 million.

Revenue from the sale of sugar decreased $6.9 million, or 12.3 percent reflecting a 21.3 percent decrease in volume and a 9.0 percent increase in the sales price for sugar. The volume decrease was due to a smaller crop. The price increase reflects a market wide response to a tighter supply of sugar available for sale.

Revenue from pulp sales increased $2.5 million, or 66.7 percent reflecting a 9.2 percent increase in sales volume and a 57.5 percent increase in the average gross selling price. The increase in volume is primarily due to timing of shipments to customers versus the prior year. The increase in gross selling price was due to high demand for pulp and rising prices for corn and other commodities used in feed rations during the primary marketing time frame when pulp sales were made.

Revenue from molasses sales increased $0.1 million, or 2.1 percent reflecting a 22.0 percent decrease in sales volume and a 24.1 percent increase in the average gross selling price. The decrease in sales volume is primarily due to a smaller crop this year and the timing of shipments to customers versus the prior year. The increase in average gross selling price is the result of reduced worldwide supplies of available molasses for sale.

Revenues from yeast sales increased less than $0.2 million, or 7.5 percent reflecting an 11.9 percent increase in the average selling price and a 4.4 percent decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from certain existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The decrease in the value of finished goods inventories for the three-months ended May 31, 2009 amounted to $5.3 million or $1.4 million less of a decrease in the value of finished goods inventories for the three-months ended May 31, 2008. Both periods resulted in a decrease in inventory value. The primary factor for the lesser change in inventories was due to a higher adjustment from cost to market pricing for all finished goods for the three-month period ended May 31, 2009.

In the consolidated Statement of Operations, Expenses section, Production costs of sugar, in-process sugar, co-products and yeast totaled $17.1 million, $4.3 million or 20.1 percent less than the prior year. The cost of outside non-member purchased beets decreased by $3.4 million from the three-month period ended May 31, 2008. Marketing costs totaled $10.9 million, $4.4 million or 28.6 percent less than the quarter ended May 31, 2008. The decrease in marketing costs is primarily due to lower sales volume, energy costs and sugar allocations costs.

Comparison of the nine-months ended May 31, 2009 and 2008
In the Consolidated Statements of Operations, Distribution of Net Proceeds, Allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $82.9 million, a decrease of $11.9 million or 12.6 percent from the prior year. As of May 31, 2009, management has estimated the Fiscal 2009 payment to growers for sugarbeets at $82.0 million, which is $21.0 million or 20.3 percent less than the prior year. The decrease in payments to members is primarily due to a decrease of 0.3 million tons, or 15.6 percent in the number of delivered tons of sugarbeets, increased operating and fixed costs per ton and offset somewhat by higher sugar and by-product prices versus the prior year The payment is based upon (i) an average delivered sugar content of 16.5 percent, (ii) a total member sugarbeet crop to process of 1.9 million tons and (iii) the Company’s projected selling price for its sugar and by-products, which are currently estimated to be higher than the previous year.

Revenues for the nine-months ended May 31, 2009 were comprised of Sugar 81 percent, Pulp 9 percent, Molasses 4 percent and Yeast 6 percent.

Revenue and inventory changes for the nine-months ended May 31, 2009 decreased $10.9 million from the 2008 period. Revenue from the sale of finished goods decreased $13.3 million and the change in the value of inventories increased $2.4 million.

Revenue from the sale of sugar decreased $14.6 million, or 9.5 percent reflecting a 16.6 percent decrease in volume and a 7.1 percent increase in the sales price for sugar. The volume decrease was due to a smaller crop. The price increase reflects a market wide response to a tighter supply of sugar available for sale.

Revenue from pulp sales increased $2.0 million, or 16.0 percent reflecting a 24.2 percent decrease in sales volume and a 40.2 percent increase in the average gross selling price. The decrease in volume is primarily the result a smaller crop this year and timing of shipments to customers versus the prior year. The increase in gross selling price was due to high demand for pulp and rising prices for corn and other commodities used in feed rations during the primary marketing time frame when pulp sales were made.

Revenue from molasses sales decreased $1.0 million, or 11.8 percent reflecting a 27.0 percent decrease in sales volume and a 15.2 percent increase in the average gross selling price. The decrease in sales volume is primarily due to a smaller crop this year and the timing of shipments to customers versus the prior year. The increase in average gross selling price is the result of reduced worldwide supplies of available molasses for sale, also the selling price reflects carry-over sales at a lower value from the prior marketing period. As future period sales reflect the current crop marketing efforts, an increase in price from market demand is expected.

Revenues from yeast sales increased $0.3 million, or 3.4 percent reflecting an 8.8 percent increase in the average selling price and a 5.4 percent decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the nine-months ended May 31, 2009 amounted to $41.6 million or $2.4 million more of an increase in the value of finished goods inventories for the nine-months ended May 31, 2008. The primary factor for the increased change in inventories was due to a higher adjustment from cost to market pricing for all finished goods for the nine-month period ended May 31, 2009 versus 2008.

In the consolidated Statement of Operations, Expenses section, Production costs of sugar, in-process sugar, co-products and yeast totaled $67.0 million, $4.9 million or 7.9 percent more than the prior year. As part of the $4.9 million, the cost of outside purchased beets increased by $3.8 million for the nine-month period ended May 31, 2009.

Marketing costs totaled $34.2 million, $3.3 million or 8.9 percent less for the nine-months ended May 31, 2009. The decrease in marketing costs is primarily due to purchasing less non-member sugar for marketing needs than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $23.5 million was available as of May 31, 2009. The Company also has a $15.0 million bid loan supplement facility through the Bank, of which $15.0 million was available on May 31, 2009. The bid loan supplement facility is currently available from the Bank upon request by the Company, however, is contingent upon the Bank’s lending capacity at the time of request. The Company also had $35.4 million of seasonal financing capacity for the period ending May 31, 2009 through the USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2008 Farm Bill, of which $35.4 million was available on May 31, 2009.

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

As of May 31, 2009 the Company was in compliance with its loan agreement covenants with the Bank.

Working Capital as of May 31, 2009 totals $41.5 million compared to $9.6 million at August 31, 2008, an increase of $31.9 million for the period. Increased working capital is a result of the increased Term Loan Supplement and normal operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

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

Cash provided from operations totaled $1.1 million versus $5.4 million used for the nine-month period ended May 31, 2009 and 2008, respectively. The increase of $6.5 million was partially the result of the prior period ended having less income and a reduction in current liabilities.

The Net Cash used for Investing Activities was $5.3 million versus $4.2 million for the nine-month periods ended May 31, 2009 and 2008, respectively. This change was primarily in the area of capital expenditures.

The Net Cash Provided by financing activities was $4.1 million versus $9.7 million for the nine-month periods ended May 31, 2009 and 2008, respectively. The change in seasonal debt was $2.1 million versus $20.2 million for the nine-month periods ended May 31, 2009 and 2008, respectively. Proceeds of long-term debt and capital leases were $11.7 million versus $0.3 million for the nine-month periods ended May 31, 2009 and 2008, respectively. The payment of allocated patronage was $4.4 million versus $6.0 million for the nine-month periods ended May 31, 2009 and 2008, respectively.

Cash decreased less than $0.1 million for the nine-month period ended May 31, 2009.

Below is a table detailing the Company’s loan and lease payment obligations:

	Payments Due by Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	23.3	2.5	9.2	5.8	5.8
Bonds Payable	13.5	2.1	4.0	2.1	5.3
Capital Leases	1.8	0.3	0.7	0.8	0.0
Unconditional Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long Term Obligations	0.0	0.0	0.0	0.0	0.0
Total Long Term Obligations	38.6	4.9	13.9	8.7	11.1
Interest on Long Term Debt & Bond	6.3	1.2	2.7	1.3	1.1
Operating Leases	2.7	1.3	1.3	0.1	0.0
Total Contractual Obligations	47.6	7.4	17.9	10.1	12.2

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

The Company’s members harvested 1.9 million tons of sugarbeets from the 2008-crop, approximately 14 percent less than the most recent 5-year average, due to extremely wet harvest conditions in a significant part of its growing area. Sugar content of the 2008-crop at harvest was 5 percent below the average for the five most recent crop years. Because of the lower harvested tons and lower sugar percent, the Company’s production of sugar from the 2008-crop sugarbeets is expected to be 14 percent less than the average of the five most recent years of sugar production.

The Company’s initial sugarbeet payment estimate used for the preparation of the November 30, 2008 financials totaled $38.02 per ton or $0.13466351 per harvested/bonus extractable pound of sugar, with the final sugarbeet payment determined in October of 2009. This projected payment has been increased by $2.4 million during the three-month period ended February 28, 2009 and was increased by an additional $8.7 million during the three-month period ended May 31, 2009. This revised sugarbeet payment is 5.7 percent less than the final 2007-crop payment per ton and 0.3 percent less per pound of extractible sugar. The lower projected 2008-crop payment per ton results from fewer total tons of beets processed, lower sugar content in the sugarbeets and increased operating and fixed costs per ton; and offset somewhat by higher sugar and by-product prices versus the prior year. As of the date of this report, the Company has completed the processing for the 2008-crop.

The Board of Directors approved an increase to the estimated sugarbeet payment for the 2008-crop to 15.699946 cents per pound of extractible and bonus sugar ($44.00 per ton of average quality harvested sugarbeets). The $44.00 sugarbeet payment is net of a $1.00 per ton of sugarbeets budget contingency hold back until such time as the Company has an accurate assessment of what the final payment for the 2008 sugarbeet crop will be. The estimated sugarbeet payment is based upon the best information available as of May 31, 2009. The estimated sugarbeet payment may be changed, modified or amended as additional information becomes available during the Company’s fiscal year. The Company’s management reviews each month with the Board of Directors its analysis of any known trends relating to revenues and expenses that may have a measurable impact on the estimated sugarbeet payment, including the impact of weather, estimated sugar content in beets, transportation and storage expense, pricing of sugar and by-products and operating and overhead costs of the Company. Based upon management’s analysis of the affect of known trends relating to revenues and expenses on the estimated beet payment, management may recommend to the Board of Directors an adjustment, up or down, to the next interim beet payment to the Company’s shareholder-growers. These changes in the interim beet payments are intended to better align the interim payments with the actual annual beet payment. However, because of the variability inherent in the factors considered by management over the course of the year and the complexity of the trending analysis required by management, an interim beet payment amount should not be relied upon to calculate the full year beet payment or any other interim beet payment. It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

ESTIMATED FISCAL YEAR 2010 INFORMATION

On September 26, 2008, the Company’s Board of Directors determined that the planting level for the 2009-crop will be 150 percent of member preferred shares plus a 10 percent measuring tolerance for a total maximum planting of 160 percent and a total minimum planting of 140 percent of member preferred shares. The cooperative members planted an estimated 115,000 acres or 159 percent of member preferred shares. The crop was planted later than normal, but at the time of this report has the potential for an average quality crop.

OTHER INFORMATION

Federal programs, regulations and trade agreements
The Food, Conservation, and Energy Act of 2008, otherwise known as the Farm Bill, became law on October 1, 2008, and covers crop years 2008 through 2012. The Company considers the provisions of the Sugar Title in the Farm Bill to be supportive to the idea of a viable, continuing domestic sugar industry. The Farm Bill incorporates gradual loan rate increases for raw and refined sugar. For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011. Raw cane loan rates will remain at 18.00 cents/lb in 2008 then rise gradually to 18.75 cents/lb by 2011, and they will remain at 18.75 cents/lb for the 2012-crop year. Refined beet sugar loan rates are set at 22.90 cents/lb for the 2008-crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2009 through 2012-crop years.

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

Provisions of the current Farm Bill and existing trade agreements between the United States and various foreign countries regulate domestic and imported sugar sales in the U.S. Currently imports provide, on average, about 23 percent of the total domestic consumption of sugar in the U.S., and it is the opinion of the Company and the U.S. sugar industry as a whole that, given normal domestic supply and marketing situations, any significant increase in the amount of imported sugar to the U.S. marketplace could result in serious adverse sugar pricing consequences. The Company does not know what the new Administration’s international trade agenda will be, although it appears that it will be more deliberate in pursuing any currently negotiated, currently existing or future trade agreements. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers and exporters of sugar. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar prices. However, the Company believes that these agreements, if negotiated and ratified, could negatively impact the sugarbeet payment to the shareholders and the Company’s profitability.

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

North American Free Trade Agreement
The North American Free Trade Agreement (NAFTA) governs sweetener trade between the U.S. and Mexico. Under the NAFTA sugar from Mexico may enter and be sold in the U.S. in any quantity without the added cost of tariffs. The U.S. Government forecasts that Mexico will export 1,154,000 short tons raw value to the U.S. in 2008-2009, which would represent approximately 10.6 percent of domestic sugar consumption for food and other; and 165,000 short tons raw value in 2009-2010, representing approximately 1.6 percent of domestic sugar consumption for food. Key variables that ultimately will determine the amount of imports from Mexico include: (1) Mexican production; (2) Mexican high fructose corn syrup use; (3) Mexican third-country imports and possible substitution; (4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; (5) domestic U.S. production of beet and cane sugar; and (6) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market, however, the Company is unable to determine what the level of imports would need to be in order to trigger material harm.

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

The Doha Round negotiations of the World Trade Organization have resumed at some level but it is unclear at this time whether these negotiations will result in an agreement any time soon. There currently are ongoing efforts among key member countries to negotiate and finish the Doha Round by the end of calendar year 2009. If formal negotiations are successful, the outcome of any negotiated arrangement could have adverse consequences for the Company.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	July 14, 2009	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	July 14, 2009	/s/ STEVEN M. CASPERS
Steven M. Caspers
Executive Vice President and Chief Financial Officer