Form 10-K
period 2009-08-31
MINN DAK FARMERS COOPERATIVE
filed 2009-11-24
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended
AUGUST 31, 2009
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
     ☐ YES ☒ NO

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. ☐ YES ☒ NO

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Co ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

          Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) has previously registered securities for offer and sale pursuant to the Securities Act of 1933, as amended (the “Securities Act”). As a result of that previous registration under the Securities Act, under Sections 15(d) and 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is obligated to file quarterly reports on form 10-Q, annual reports on Form 10-K and supplemental reports on Form 8-K. However, the Company has not registered any of its securities under Section 12(g) of the Exchange Act. The Company is exempt from any obligation to register its securities under the Exchange Act due to the provisions of Section 12(g)(2)(E), which exempts from Exchange Act registration any security of an issuer, such as the Company, which is a “cooperative association” as defined in the Agricultural Marketing Act of 1929. As a result, those provisions of the Exchange Act, which are applicable only to securities registered under Section 12 of that act, do not apply to shares issued by the Company. The provisions, which do not apply to the Company’s shares, include the regulation of proxies under Section 14 of the Exchange Act and the reporting and other obligations of directors, officers and principal stockholders under Section 16 of the Exchange Act.

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

          As of November 24, 2009, 474 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding.

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

          A number of stock transfers, representing approximately 7 percent of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. The Company believes that less than 2 percent of its available stock was traded at arm’s length during the fiscal year ended August 31, 2009. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and, to the best of the Company’s knowledge, ranged in price from $2,200 to $3,000 per unit with first quarter sales being in the lower range and third quarter sales being in the higher range. The fourth quarter did not have any arms length transactions. The value of stock is highly dependent upon an individual stockholder’s ability to raise sugarbeets successfully both agronomically and financially. Prior to purchasing stock, a potential stockholder is advised to properly research the agronomic aspect of stock ownership.

DOCUMENTS INCORPORATED BY REFERENCE

          None

PART I

ITEM 1.	BUSINESS

GENERAL

          The Company is a North Dakota agricultural cooperative that was formed in 1972 and currently has 474 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company’s offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company’s facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of marketing agents under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company and United States Sugar Corporation. The Company’s sugarbeet molasses and sugarbeet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company. The Company owns a 100 percent interest in Minn-Dak Yeast Company, Inc. (“Minn-Dak Yeast”), which has facilities located adjacent to the Company’s sugar production facilities, and which produces fresh baker’s yeast.

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

PRODUCTS AND PRODUCTION

          The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also produces and markets certain co-products, sugarbeet molasses and sugarbeet pulp pellets. The Company’s subsidiary Minn-Dak Yeast uses a portion of the Company’s sugarbeet molasses as the growth medium in the production of fresh baker’s yeast. Minn-Dak Yeast provided revenues totaling approximately 6 percent of the Company’s total revenues for the fiscal year ended August 31, 2009.

          The Company processes sugarbeets grown by its members at its sugarbeet processing facility located in Wahpeton, North Dakota. The processing period generally occurs from September to March or April of the following year, depending on the size of the crop.

          Because the Company’s harvest period is much shorter than its processing period, sugarbeet long-term storage is very important to maximize the earnings from each crop year. Each harvest is unique and critical judgments are made by the agricultural staff regarding each crop. Judgments are impacted by the weather conditions at the time of harvest. If the weather is too warm or too cold when the sugarbeets are harvested they will not store well.

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

RECENT CROPS

          The Company’s members harvested 2.0 million tons of sugarbeets from the 2009-crop, approximately 9 percent less than the most recent 5-year average. The Company’s shareholder/growers were unable to harvest approximately 10 percent of the crop due to extremely wet harvest conditions in a significant part of its growing area. Sugar content of the 2009-crop at harvest was 7 percent below the average of the five most recent years. Due to the lower harvested tons and lower sugar content, the Company’s production of sugar from the 2009-crop sugarbeets is expected to be 18 percent less than the average of the five most recent years of sugar production. This forward-looking material is based on the Company’s expectations regarding the processing of the 2009 sugarbeet crop; the actual production results obtained by processing those sugarbeets could differ materially from the Company’s current estimate as a result of factors that include changes in production efficiencies, purchase of non-patronage beets and storage conditions for the Company’s sugarbeets.

          The Company’s initial sugarbeet payment estimate totals $40.00 per ton or $0.15546174 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2010. This projected payment is 19 percent less than the final 2008-crop payment per ton and 12 percent less per pound of extractible sugar. The lower projected 2009-crop payment per ton results from fewer total tons of beets processed, lower sugar content in the sugarbeets, lower pulp prices versus the prior year and increased operating and fixed costs per ton; offset somewhat by higher sugar prices versus the prior year.

          For a discussion of the calendar 2008, 2007 and 2006 crops and results of operations for fiscal years 2009, 2008 and 2007, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

GROWERS’ AGREEMENTS

          The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have automatically renewing contracts with the Company covering each growing season (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of one year, unless the Company, prior to the automatic renewal, has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the then remaining year under the agreement. Each Unit of Preferred Stock currently entitles a member to grow the maximum number of acres per share authorized by the Board of Directors for each farming year. The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each Unit of Preferred Stock held by the members. For the 2009-crop year the Company’s Board of Directors authorized its members to plant up to 1.60 acres per unit but no less than 1.40 acres per unit. For the 2010-crop year, the Company’s Board of Directors has authorized members a planting level of up to 1.60 acres but no less than 1.40 acres per unit; however, this authorization is subject to change by the board before the planting of the 2010-crop. The authorized acres for planting are due to a desire to more fully utilize the Company’s plant capacity and the anticipated sugar marketing allocations that will be available for the 2010-crop production. (For a discussion of the current farm bill sugar allocations, see Management’s Discussion on Government Programs and Regulations.)

          Under the terms of the Growers Agreement, each member receives payment for his or her sugarbeets based on a price per pound of extractable and bonus sugar. The price per pound of extractable and bonus sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members’ pounds of extractable and bonus sugar. Extractable pounds of sugar are calculated by the processing of sugarbeet samples taken from members’ sugarbeets during harvest. Bonus sugar is a formula driven program premium for delivery of sugarbeets during early harvest. Each member’s grower payment is obtained by multiplying that member’s total pounds of extractable and bonus sugar times the price per pound of extractable and bonus sugar as determined above.

          Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Company’s Board of Directors and management, but will not exceed 65 percent of the estimated price per pound of extractable and bonus sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70 percent of the estimated price per pound of extractable and bonus sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80 percent of the estimated price per pound of extractable and bonus sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95 percent of the estimated price per pound of extractable and bonus sugar. The final payment is determined after the end of the Company’s fiscal year, ending on August 31, and is an amount necessary to bring the total of all payments to the price to be paid per pound of extractable and bonus sugar to all growers during the applicable fiscal year. In addition, the Company’s annual patronage net income, if any, which is equal to the Company’s sales less all expenditures and member sugarbeet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members’ sugarbeets; such amounts are distributed in either cash payments or allocated in the form of patronage credits to the member’s patronage account on the books of the Company.

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

          During the fiscal year ended on August 31, 2009, the Company contributed approximately $0.1 million to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities and the Company spent $0.4 million for research aimed at process improvements.

          The Company also has established a sugarbeet seed committee, which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties that should be approved by the Board of Directors for use by the Company’s shareholders.

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

          The Company has $0.2 million of environmental capital improvements budgeted for the fiscal year ending August 31, 2010, slightly more than was budgeted for the fiscal year ending August 31, 2009.

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

MARKET AND COMPETITION

          Current U.S. Government statistics estimated total U.S. sugar deliveries for domestic food and beverage consumption at 195.9 million cwt refined for its fiscal year beginning October 1, 2008 and ending September 30, 2009 (fiscal year 2009). For the same period ending in 2008 (fiscal year 2008), total deliveries were 196.4 million cwt refined. Comparing the two years shows demand decreased slightly for U.S. sugar sellers. The U.S. Government estimates that fiscal year 2010 deliveries will total 189.5 million cwt refined, about 3.3 percent less than fiscal year 2009. The deliveries are expected to be lower due to less Mexican sugar imports to the U.S. (tighter supplies and rising prices for semi-refined [estandar] sugar in Mexico) and HFCS deliveries increasing to recapture a goodly portion of the market share in fiscal year 2010 lost to sugar from Mexico in fiscal year’s 2008 and 2009. However, it remains to be seen if consumer preferences can change sufficiently to accept HFCS in products that had made the switch to sugar and/or if firms producing HFCS will aggressively market their product to recapture markets lost to sugar. The Company cannot determine at this time whether imports from Mexico will be reduced as much as the U.S. Government’s estimate. However, should that be the case, reduced imports from Mexico could have the effect of supporting existing U.S. sugar prices.

          Given the size of the domestic market, the Company’s sugar production and sales represent approximately 2.8 percent of the total domestic market for refined sugar in fiscal year 2009. United Sugars Corporation, which sells the Company’s production through a sugar marketing pool, represented approximately 25 percent share of the fiscal year 2009 U.S. sugar market.

          The U.S. refined sugar market is a mature market and has grown over the past ten years at a rate of slightly less than 1percent per year. Its growth is affected by the substitution of high fructose corn syrups, artificial and other non-sucrose sweeteners for sugar in beverages and certain food products and imported sugar-containing products. The substitution of non-sugar sweeteners for sugar not only reduced demand for sugar in the United States, but has also resulted in a high degree of sugar industry contraction. Also, sugar companies have been consolidating or closing as a result of marketplace conditions. Today there are seven sugar sellers, with approximately 90 percent of U.S. sugar market share concentrated in the top five sellers, most of which are integrated sugarbeet and sugarcane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, American Sugar Refining Company, Amalgamated Sugar Company and Cargill. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

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

          The USDA has historically maintained sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through regulating the quantity of sugar imports and the establishment of an overall allotment quantity for the domestic sugar producers. Under the Tariff Rate Quota (TRQ) implemented October 1, 1990, sugar-producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties. The amount of the TRQ established by USDA for fiscal year 2010 is 1,231,497 short tons raw value (STRV), or the minimum access commitment level under World Trade Organization (WTO). In addition, the USDA also set the fiscal year 2010 refined TRQ at 99,251 STRV and estimated the entry from the Central American Free Trade Agreement, the Dominican Republic Free Trade Agreement (CAFTA, DR trade agreement) and the Singapore, Bahrain, Jordan and Peru Free Trade Agreements a TRQ total of 126,481 STRV. The USDA has projected that the amount of raw and refined sugar TRQ from all sources will total 1,182,229 STRV for fiscal year 2010, or 83 percent of fiscal year 2009 estimated TRQ entries.

          The Farm Bill incorporates gradual loan rate increases for raw and refined sugar. For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011. Raw cane load rates will remain at 18.00 cents/lb in 2008 then rise gradually to 18.75 cents by 2011, and they will remain at 18.75 cents/lb for the 2012 crop year. Refined beet sugar loan rates are set at 22.9 cents/lb for the 2008 crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2009 through 2012 crop years.

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

North American Free Trade Agreement

          The North American Free Trade Agreement (NAFTA) governs sweetener trade between the U.S. and Mexico. Under the NAFTA sugar from Mexico may enter and be sold in the U.S. in any quantity without the added cost of tariffs. The U.S. Government forecasts that Mexico will export 1,402,000 short tons raw value to the U.S. in 2008-2009, which would represent approximately 13.4 percent of domestic sugar consumption for food and other; and 760,000 short tons raw value in 2009-2010, representing approximately 7.5 percent of domestic sugar consumption for food. Key variables that ultimately will determine the amount of imports from Mexico include: (1) Mexican production; (2) Mexican high fructose corn syrup use; (3) Mexican third-country imports and possible substitution; (4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; (5) domestic U.S. production of beet and cane sugar; and (6) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market, however, the Company is unable to determine what the level of imports would need to be in order to trigger material harm.

          The Company believes the North American Free Trade Agreement (“NAFTA”) may present a potential serious public policy challenge to itself and the domestic sugar industry. Under the terms of the NAFTA text the agreement established a common market between the United States and Mexico in sugar in 2008. Effective January 1, 2008, under NAFTA, there are no duties or quantitative restraints between the two countries on all sugar and HFCS trade.

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

          The U.S. Government has negotiated or is currently negotiating free trade agreements with a number of countries and regions that are major producers of sugar. The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Columbia Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; the South African Customs Union Free Trade Agreement, and others. The Columbia Free Trade Agreement and the Panama Free Trade Agreement have been completed, signed, but as yet not been ratified by the U.S. Congress. The Company is uncertain when these two trade agreements will be brought before Congress for a vote. The Company believes these agreements, should they reach fruition, could negatively impact the Company’s profitability. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar.

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

EMPLOYEES

          As of November 2, 2009, the Company had 305 full time employees, of whom 268 were hourly and 37 were salaried. It also employs approximately 395 additional hourly seasonal workers during the sugarbeet harvest and processing campaign. The Company has a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, CLC) for its factory group. The contract became effective June 1, 2005 and continues through May 31, 2011. Office, clerical, management, truck drivers and harvest employees are not unionized. Full time employees are provided with health, dental and vision insurance, a defined benefit or defined contribution retirement plan, a 401(k) retirement savings plan, a long term disability plan, sick leave plan, term life insurance, vacation plan and holiday pay. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

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

          Legislation that would significantly increase energy costs, health care costs, or other employee benefit costs could have severe adverse impacts on the financial returns of the Company.

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

Beet Seed Availability

          On January 24, 2008, the Center for Food Safety along with other groups filed a lawsuit against the USDA indicating that, a full environmental impact study should have been completed before it made the decision to deregulate Roundup Ready® sugarbeets. On September 21, 2009 the U.S. District Court (Court) ruled against the USDA finding that the USDA violated federal law by not preparing an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets. The Court has determined that the USDA now needs to prepare a full Environmental Impact Statement. The actual direct impact of the decision on sugarbeet producers and the Company will become more clear during the “remedy phase” of the case, which will occur over the next several months. The Center for Food Safety has not asked the Court to prohibit planting of Roundup Ready® sugarbeets. However, if the Court restricts planting in 2010, conventional varieties would need to be utilized, which could have a negative impact on the sugarbeet producers’ crop yields. Chemical manufacturers have significantly reduced planned production of conventional herbicides due to the rapid increase in planting of Roundup Ready® sugarbeets. Weed control for conventional varieties could be difficult if there is an inadequate supply of conventional herbicides. Therefore, the risk of Roundup Ready® sugarbeet restrictions could have a significant, negative financial impact to the Company and to its members.

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

          The properties are adequate to process normal and above normal crop sizes, and for the last three years have averaged a slice rate of 9,587 tons per day. The 2006-crop was the largest tonnage in the history of the Company, amounting to approximately 3,019,000 tons of sugarbeets. If the Company encounters normal weather patterns, which will in turn provide normal long-term sugarbeet storage conditions, then it does not anticipate having material difficulties in processing crops equal in size to the 2006-crop. Achievement of the levels of slice and sugar production in the factory is due mostly to the quality of the crop and the Company’s effort to maximize the potential production from a crop.

          Minn-Dak Yeast Company (MDYC), of which the Company is a 100 percent owner, operates a single factory yeast manufacturing business at Wahpeton, North Dakota. MDYC owns the factory and the land on which it is located. During fiscal 2009, fresh yeast was produced and sold into the domestic yeast marketplace.

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

          There were no matters submitted to a vote of the Company’s shareholders during the quarter ended August 31, 2009.

          At the Annual Meeting of Shareholders which is to be held on December 8th, 2009, the following seats on the board of directors will be up for election: District #1, District #6, and District #8. A brief biography of each of the candidates for the open seats follows.

DISTRICT #1

          ALTON THEEDE is the incumbent from this district and has decided not to run for reelection.

          KEVIN KUTZER grew up in a family farming operation and continues that tradition in a family joint venture operation with brother Kyle and son Corey raising wheat, soybeans, sugarbeets, and corn in the Fairmount, ND. Mr. Kutzer received an Associate Degree in Pre Engineering at the North Dakota State College of Science in Wahpeton, ND and a B.S. in Mechanized Agriculture at North Dakota State University in Fargo, ND. Mr. Kutzer has served on the boards of the Lamars Co-op Elevator and AgCountry Farm Credit Services. He has served on the St. Anthony’s Church Council and Cemetery Board.

DISTRICT #6

          CHARLES STEINER has been a director since 2000 and currently serves as the board secretary. Mr. Steiner has been farming near Foxhome, MN since 1969. Mr. Steiner graduated from the Northwest School of Agriculture, University of Minnesota at Crookston, MN. Mr. Steiner serves as the ex-officio member on the board of directors for United Sugars Company.

DISTRICT #8

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

          As of November 24, 2009, there were 474 holders of the Company’s common stock and 474 holders of units of the Company’s preferred stock.

          The Company has not transacted any repurchases of its securities in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

          There is only a limited, private market for shares of the Company’s Common or Preferred Stock. A number of stock transfers, representing approximately 7 percent of available stock, were not arms length (estate settlements, estate planning from one generation to the next, etc.) and an accurate value for that stock was not available. The Company believes that less than 2 percent of its available stock was traded at arm’s length during the fiscal year ended August 31, 2009. Of the stock transferred at arms length, the transfers were made during the first, second and third quarters of the Company’s fiscal year and, to the best of the Company’s knowledge, ranged in price from $2,200 to $3,000 per unit with first quarter sales being in the lower range and third quarter sales being in the higher range. The fourth quarter did not have any arms length transactions. The value of stock is highly dependent upon an individual stockholder’s ability to raise sugarbeets successfully both agronomically and financially. Prior to purchasing stock, a potential stockholder is advised to properly research the agronomic aspect of stock ownership.

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

	Fiscal Year Ended August 31,
FINANCIAL DATA	2009	2008	2007	2006	2005
(in thousands)
Revenues	$225,034	$243,573	$278,571	$176,967	$189,681
Distribution of net proceeds (1)	96,053	110,863	148,415	76,096	88,408
Total assets	179,884	177,063	177,666	163,129	158,996
Long-term debt, including current maturities	38,545	31,872	36,931	42,008	44,455
Members’ investment (2)	76,143	84,016	83,373	83,951	83,410
Property and equipment additions, net of retirements	9,246	8,560	4,947	4,426	4,916
Working capital	13,387	10,163	13,265	14,025	12,433

RATIOS
Ratio of long-term debt to equity (3)	.44	.32	.39	.45	.47
Ratio of net proceeds to fixed charges (4)	48.64	35.36	35.56	22.50	31.42
Current ratio	1.24	1.17	1.23	1.36	1.38

PRODUCTION DATA (5)
Acres harvested (members)	75,097	107,649	116,646	102,121	98,819
Tons of sugarbeets purchased (members)	1,863,920	2,208,622	3,019,475	1,810,269	2,295,904
Tons purchased per acre harvested	24.82	20.52	25.89	17.73	23.23
Payment to members per ton of sugarbeets delivered, plus allocated patronage and unit retains (6)	$51.35	$48.96	$49.06	$41.89	$38.08

Sugar (cwts):
Produced (from member and purchased sugarbeets, includes high raw)	5,427,888	6,914,346	7,822,687	4,848,804	5,868,576
Sold (includes purchased sugar)	5,834,662	7,060,619	7,301,360	4,844,315	6,093,437

Beet pulp pellets (tons):
Produced	102,073	107,600	147,888	101,328	119,054
Sold	90,715	106,006	151,791	105,138	113,913

Beet molasses (tons):
Produced	87,647	99,349	130,878	79,599	89,797
Sold	61,240	87,803	88,652	47,007	73,824
Sold for Yeast Subsidiary Production	23,531	25,307	31,513	21,821	23,586

Yeast (pounds, in thousands):
Produced	35,975	37,436	39,248	34,787	32,043
Sold	36,071	37,436	39,152	34,670	31,984

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

Subsidiaries

          Subsidiaries that are controlled by the Company are consolidated in the Company’s financial statements. The Company has created and capitalized a wholly owned subsidiary called Link Acquisition Company LLC on December 18, 2008, which was formed to advance possible strategic business activities by the Company.

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

          The Company reviews its property and equipment, and property and equipment held for lease for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the fiscal years covered by this report. However, considerable management judgment is necessary to estimate future cash flows, which may differ from actual results.

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

          Key assumptions used to determine annual pension expense are as follows:

	2009	2008	2007
Discount Rate	6.2%	6.5%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total Compensation Increase	4.3%	4.3%	4.3%

          Discount Rate: An assumed discount rate is required to be used in the pension plan actuarial valuation. The discount rate is a significant assumption. The Company’s methodology for selecting the discount rate for the Company’s plan was to seek guidance from outside pension experts for determination of the appropriate discount rate through August 31, 2008 and use the Mercer Index for dates beginning September 1, 2008.

          Expected Return on Plan Assets: The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The Company’s methodology for selecting the Expected Return on Plan Assets is to review the Company’s compensation expectations and seek guidance from outside pension experts for determination of the appropriate rate.

          Rate of Total Compensation Increase: The Rate of Total Compensation Increase should, over time, approximate the actual compensation increases of the plan participants. The Company’s methodology for selecting the Rate of Total Compensation Increase is to seek guidance from outside pension experts for determination of the approximate rate.

          In August 2006, the Pension Protection Act (PPA) was signed into law. The PPA modified the funding requirements for defined benefit pension plans by subjecting defined benefit plans to 100 percent of the current liability-funding target. Defined benefit plans with a funding status of less than 80 percent of the current liability are defined as being “at risk”. These provisions do not apply to plans with less than 500 participants. As of the last plan filing, the Company’s plan had 458 participants.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R”. This standard requires employers to recognize the under funded or over funded status of defined benefit pension and Post-retirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) required under SFAS No. 87. As a result of the application of SFAS No. 158 as of August 31, 2009, 2008 and 2007 the Company increased liabilities by $7,547,180, $639,310 and $3,947,430. These liabilities were offset to accumulate other comprehensive income (loss). As a result of SFAS No. 158, in the year ended August 31, 2009, 2008 and 2007 the Company recognized an increase in accumulated other comprehensive income (loss) of ($7,080,155), ($2,218,282) and ($2,368,458), respectively. In accordance with FAS 158 the measurement date was moved from May 31 to August 31 creating a fifteen-month period for the current year vs. twelve-month periods the preceding two years. Full adoption of FAS 158’s the new measurement date for the plan’s liabilities resulted in a one-time addition to liability and reduction of retained earnings of $284,896 as of August 31, 2009.

Income Taxes

          The Company is a nonexempt cooperative as described under Section 1381(a)(2) of the Internal Revenue Code of 1986. Accordingly, net margins from business done with member patrons, which are allocated and distributed as prescribed in Section 1382 of the Code, will be taxable to the members and not to the Company. To the extent that net margins are not allocated and paid as stated above or arise from non-patronage business, the Company shall have taxable income subject to corporate income tax rates.

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

Fair Value Measurements

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

          Long-term debt and bonds payable - The fair value of obligations under long-term debt and bonds payable are estimated based on the quoted market prices for similar issues or on the current rates offered for debt of similar maturities. The carrying amount on the financial statements approximates fair market value.

LIQUIDITY AND CAPITAL RESOURCES

          Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million, of which $31.0 million was available as of August 31, 2009. The Company also has a $15.0 million bid loan supplement facility through the Bank. The Company also has available the USDA Sugar Loan Provisions contained in the 2008 Farm Bill to provide an additional source of seasonal financing for the current and future crops.

          On October 30, 2008 the Company and its primary lender agreed to a new set of loan agreements which maintained the same levels of seasonal borrowing capacity and bid loan capacity, but added $10.0 million to its term loan agreement, with the repayment of these additional funds being amortized over twelve quarterly payments and added to the end of the prior amortization period.

          On October 15, 2009, the Company’s primary lender extended the Company’s seasonal loan agreements, which are due to expire on November 1, 2009, for a period of 60 days. The seasonal loan agreements will now expire December 31, 2009. The extension will allow the Company and its primary lender additional time after the completion of the 2009 crop harvest to more accurately determine seasonal borrowing needs, and reflect those needs in the seasonal loan agreements renewal.

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

          As of August 31, 2009 the Company was in compliance with its loan agreement covenants with the Bank.

          Net Cash provided by operations totaled $12.4 million for the year ended August 31, 2009, as compared to $13.3 million for the previous year. This decrease of $1.1 million was primarily due to changes in the amount of income allocated to member’s investment of $3.8 million and an increase in Other Comprehensive Loss of $5.4 million offset by changes in the Accounts payable, accrued liabilities, other liabilities of $10.4 million and all other factors of $0.3 million.

          The net cash used in investing activities totaled $7.2 million for the year ended August 31, 2009, as compared to $7.3 million for the previous year. The decrease of $0.1 million was primarily due to increased levels of capital expenditures related to improved factory efficiencies, safety and replacement activities offset by capital adjustments of unconsolidated marketing subsidiaries and proceeds from patronage refunds and equity revolvements.

          The net cash used in financing activities totaled $5.2 million for the year ended August 31, 2009 as compared to $6.1 million for the previous year. This decrease of $0.9 million was primarily due to decreased seasonal debt of $10.9 million offset by increased long-term debt of $10.0 million.

          The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

          Working capital increased $3.2 million for fiscal year 2009. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. As of August 31, 2009 the Company had approximately 7-years of long-term debt remaining with the Bank and it has two tax exempt bond issues, series 1996 with $2.6 million remaining to be paid and series 2002 with $10.9 million remaining to be paid.

          The Company has protected itself from interest rate fluctuations through a strategy of using tax-exempt bond financing and a term debt portfolio that fixes rates and maturities into the future on set amounts of debt. The Bank current term debt portfolio, comprised of $14.6 million using variable interest rates and $7.9 million using fixed interest rates over various maturities, is expected to provide the Company stable term debt interest rates over the next four years at similar rates to current market rates for maturities of the same type. An increase or decrease in the interest rate market of the recent historic past is expected to be immaterial on the profitability of the Company as a result of its interest rate strategy. Capital expenditures for the years ended August 31, 2009, 2008 and 2007 totaled $8.8 million, $8.0 million and $4.9 million, respectively. The Company’s purchase of equipment by issuance of capital lease debt for the years ended August 31, 2009, 2008, and 2007 totaled $2.4 million, $0.7 million and $0.0 million respectively.

          Capital expenditures for fiscal year 2010 have been approved at $6.0 million. The capital expenditures are for normal efficiency, safety and replacement activities. Failure by the Company to make capital expenditures over a period of years would result in the Company being less competitive due to its failure to reduce costs and increase operating efficiencies.

          The Bonds are secured by a letter of Credit from Wells Fargo Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, ND.

Payments Due by Period

Contractual Obligations (in millions)	Total	Less Than 1 Year	1 – 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$22.5	$2.5	$9.9	$6.7	$3.4
Bonds Payable	13.5	2.1	4.2	2.1	5.1
Capital Leases	2.9	0.5	1.9	0.5	0.0
Unconditional Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long-Term Obligations - Pension	12.8	1.0	2.4	1.7	7.7
Total Long Term Obligations	$51.7	$6.1	$18.4	$11.0	$16.2
Interest on Long Term Debt & Bond	2.8	0.6	1.5	0.5	0.2
Operating Leases	0.9	0.8	0.1	0.0	0.0
Total Contractual Obligations	$55.4	$7.5	$20.0	$11.5	$16.4

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

RESULTS OF OPERATIONS

Comparison of the years ended August 31, 2009 and 2008

          Net payments to members for sugarbeets delivered by the shareholder/growers, decreased by $11.0 million or 11 percent in fiscal year 2009 and totaled $92.0 million. As of August 31, 2009, the Board of Directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $3.7 million to shareholders compared to $4.4 million in the previous year. The payment of $3.7 million will leave approximately 4.7 years of prior years’ patronage and per unit retains withheld versus the prior year of 4.5 years withheld.

          Revenues for the year ended August 31, 2009 were comprised of Sugar 79 percent, Pulp 10 percent, Yeast 6 percent and Molasses 5 percent.

          Consolidated revenue for the year ended August 31, 2009, decreased $18.5 million or 7.6 percent from 2008. Revenue from total sugar sales decreased $23.0 million or 11.1 percent reflecting a 17.6 percent decrease in cwt. sold, and a 6.5 percent increase in the average net selling price per cwt. Revenue from pulp increased $2.5 million or 14.5 percent reflecting a 38.1 percent increase in the average net selling price per ton and a 23.6 percent decrease in tons. Revenue from molasses sales decreased $1.6 million or 13.9 percent reflecting a 16.3 percent increase in the average net selling price per ton and a 30.2 percent decrease in tons sold. The decrease in volume of sugar and co-products sold from the 2008-crop is attributable to the smaller crop size, including purchased beets from a neighboring sugarbeet cooperative, and quality when compared to the 2007 crop of beets delivered by shareholder/growers.

          Revenues from yeast sales increased 4.0 percent reflecting a decrease in volume of 3.6 percent, and an increase in the average net selling price of 7.6 percent. Selling prices increased due to a reflection of higher costs in the industry, which were passed on to the customers.

          The value of finished product inventories in fiscal year 2009 decreased $1.4 million from fiscal year 2008, mostly the result of a decrease in the volume of ending sugar inventory. Sugar inventory was lower due to a high demand of available sugar in the domestic marketplace.

          Expenses, exclusive of grower payments for sugarbeets and cost of non-member purchased beets, decreased $5.4 million or 2 percent. Minn-Dak Farmers Cooperative (MDFC) expenses decreased $5.5 million, while Minn-Dak Yeast Company expenses, after eliminations, increased $0.1 million.

          The production cost per cwt. of sugar produced increased 30 percent versus the prior year due to a combination of a 22 percent decrease in sugar produced with only a corresponding 4 percent decrease in total costs.

          Of the $5.4 million decrease in the MDFC expenses, the cost of operations increased $1.2 million, or 2 percent due to a smaller volume of sugarbeets processed in a higher cost environment vs. the 2007-crop.

          Sales and Distribution costs decreased $5.4 million or 11 percent. Decreases are mainly the result of the reduction in the production and sale of finished goods from the smaller sugarbeet crop. General and Administrative expenses decreased $0.2 million or 3 percent. Employee costs were the primary reasons for the decrease. Interest expense decreased $1.2 million or 37 percent, reflecting a lower level of seasonal debt and a decreased rate of interest, offset some by a higher level of term debt.

          Other business income before income taxes increased $1.1 million in fiscal year 2009 due primarily to a combination of the settlement of a lawsuit and the gain on sale of equipment. Income taxes decreased by $1.7 million in fiscal year 2009 vs. fiscal year 2008. Income taxes in fiscal year 2008 were a direct result of the purchase of non-member sugarbeets from a neighboring sugarbeet processor.

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

Estimated Fiscal Year 2010 Information

          This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2009 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2009 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products, the quantity of sugar produced from the sugarbeet crop, changes in plant production efficiencies and sugarbeet storage conditions are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

          The Company’s members harvested 2.0 million tons of sugarbeets from the 2009-crop, approximately 9 percent less than the most recent 5-year average. The Company’s shareholder/growers were unable to harvest approximately 10 percent of the crop due to extremely wet harvest conditions in a significant part of its growing area. Sugar content of the 2009-crop at harvest was 7 percent below the average of the five most recent years. Due to the lower harvested tons and lower sugar content, the Company’s production of sugar from the 2009-crop sugarbeets is expected to be 18 percent less than the average of the five most recent years of sugar production.

          The Company’s initial sugarbeet payment estimate totals $40.00 per ton or $0.15546174 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2010. This projected payment is 19 percent less than the final 2008-crop payment per ton and 12 percent less per pound of extractible sugar. The lower projected 2009-crop payment per ton results from fewer total tons of beets processed, lower sugar content in the sugarbeets and increased operating and fixed costs per ton; offset somewhat by higher sugar prices versus the prior year.

          For a discussion of the 2008, 2007 and 2006 crops and results of operations for fiscal year’s 2009, 2008 and 2007, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

          The Company has long-term tax-exempt bonds using a variable interest rate. Borrowing levels have been $13.5 million for 2009, $15.5 million for 2008 and $17.4 million for 2007. The historic interest rates for these instruments have been under 6 percent with anticipated fluctuations in interest rates being less than financial debt benchmarked to LIBOR.

          The Company’s short-term debt rates will vary from year to year based on the short-term interest rate market changes. Average short-term debt borrowing levels have been $28.47 million, $36.0 million and $39.2 million for the years 2009, 2008 and 2007, respectively. Because each year’s short-term debt is closely associated with each year’s crop size and the finished goods market value from that crop, the interest fluctuations will have a direct impact on the final grower sugarbeet crop payment.

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

          The consolidated financial statements of the Company for the fiscal year’s ended August 31, 2009, 2008 and 2007 have been audited by Eide Bailly LLP, independent registered public accounting firm. Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP. The consolidated financial statements of the Company are included in Appendix A to this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting.

(a)

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rules 13a-15(f) and 15d – 15(f) of the Exchange Act. Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting is effective as of August 31, 2009

(b)

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

(d)

Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

          On August 27, 2009, the Company and Mr. Roche entered into an amended and restated employment agreement with a term from September 1, 2009 to August 31, 2010. The amended and restated employment agreement supersedes the previous employment agreement and renewals. Pursuant to the amended and restated employment agreement, Mr. Roche will hold the position of President and Chief Executive Officer at a base salary of $352,300 per year. The matrix applicable to the profit sharing bonus as set forth in the amended and restated employment agreement is the same as applicable to fiscal year 2009, except that the amended and restated employment agreement provides that in determining the return per acre, the acre number shall be those acres available for harvest the day harvest or preharvest begins, whichever is earlier. Also, no Profit Sharing Bonus will be paid if 30 percent or more of the crop, based on planted acres, is lost or unharvested. Further, if there is a separation from employment due to retirement, termination with or without cause, or any unforeseen reason, during the Company’s fiscal year, any profit sharing bonus shall be calculated at the end of the fiscal year, pro-rated as of the employment separation date and Mr. Roche will be deemed to have earned the pro-rata portion of the profit sharing bonus up to his separation date. No profit sharing bonus is payable until the end of the fiscal year and the return per acre has been calculated. The matrix associated with the profit sharing bonus will be reviewed every two years with the first review August 31, 2010.

          As with the original employment agreement, Mr. Roche is also eligible for health, dental and vision insurance on the same terms as other non-union employees, as well as other group benefits such as term life insurance, accidental death and dismemberment insurance, long-term disability insurance. If Mr. Roche retires as Chief Executive Officer on or after his 62nd birthday, the Company will provide him with medical insurance until he reaches age 65. Mr. Roche must also submit to an annual physical examination at the Company’s expense.

          Mr. Roche will also be included in the Company’s non-qualified deferred compensation plan, the pension plan, supplemental executive retirement plan and 401(k) plan. Through the amended and restated employment agreement, Mr. Roche is eligible beginning September 1, 2009 for an extension of the standard Company match to its 401(k) plan (matching contribution on 100 percent of the first 4 percent of compensation provided that the employee contributes at least 4 percent to the plan) to compensation in excess of the current qualified plan compensation limit (currently $245,000), with the matching contribution amounts being applied to the Company’s Non-Qualified Deferred Compensation Plan.

          Under the amended and restated employment agreement, Mr. Roche is entitled to 5 weeks of vacation, seven paid holidays and four days of floating holiday. The Company will also reimburse Mr. Roche for travel and other business expenses. Further, Mr. Roche will be provided with a laptop computer and cell phone for company business.

          The provisions of the prior renewal agreement relating to termination of employment were also retained in the amended and restated employment agreement. During any term of the amended and restated employment agreement, the agreement may be terminated by either party upon written notice to the other at least ninety days prior to the end of the term, by the Company for “material breach” or “just cause” by Mr. Roche and upon Mr. Roche’s death or disability. For the purposes of the employment agreement, “material breach” and “just cause” mean willful misconduct in following legitimate directions of the Board of Directors; breach of loyalty to the cooperative; conviction of a felony; habitual drunkenness; excessive absenteeism not related to illness, sick leave or vacations, but only after notice from the Board of Directors followed by a repetition of such excessive absenteeism; dishonesty; or continuous conflicts of interest after notice in writing from the Board of Directors.

          If the Company terminates Mr. Roche’s employment without cause, the Company will pay Mr. Roche’s then-current base salary for a period of 12 months, conditioned upon receipt of a general release and compliance with provisions of the renewal agreement relating to confidentiality of Company information. This post-employment payment does not apply to termination of Mr. Roche’s employment by Mr. Roche, by the Company for cause, or by reason of death or disability. The amended and restated employment agreement also contains a provision relating to the confidentiality of Company information during the term of his employment with the Company and following termination of employment.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

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

Name and Address	Age	District	Director Since	Term Expires in December
Dale Blume 17668 CO RD 11 Norcross, MN 56274-3050	59	District #7 – Lehman	2005	2011

Dennis Butenhoff 14319 150th ST So Barnesville, MN 56274-3050	63	District #9 – Peet	2004	2010

Brent Davison 7950 770th AV Tintah, MN 56583	58	District #5 – Hawes	2003	2011

Douglas Etten 30427 W. Stalker Road Dalton, MN 56324	58	District #8 – Lyngaas	1997	2009(1)

Patrick Freese 1745 270th ST Kent, MN 56553	50	District #4 – Factory East	2008	2011

Dennis Klosterman 7942 CTY RD 1 Mooreton, ND 58061	49	District #3 – Gorder	2004	2010

Kevin Kutzer 9005 182nd Ave Se Fairmount, ND 58030	56	District #1 – Tyler	Nominee

Russell Mauch 16305 Hwy 13 Barney, ND 58008	54	District #2 – Factory West	1998	2010

Charles Steiner 2851 310th AV Foxhome, MN 56543-9312	59	District #6 – Yaggie	2000	2009(2)

Alton Theede 609 3rd AV SE Hankinson, ND 58041	65	District #1 – Tyler	2003	2009(3)

1)	Mr. Etten’s term as a director of the Company from District #8-Lyngaas expires on December 8, 2009.
2)	Mr. Steiner’s term as a director of the Company from District #6-Yaggie expires on December 8, 2009.
3)	Mr. Theede’s term as director of the Company from District #1-Factory East expires on December 8, 2009. Mr. Theede has decided not to run for reelection to the board of directors.

          Dale Blume has been a director since 2005 and also serves on the board of directors for Minn-Dak Yeast Company. He graduated from the NDSU with a degree in Ag Economics in 1973. He began farming in 1971 and continues to be actively farming today. Mr. Blume is one of Minn-Dak Farmers Cooperative’s original stockholders. Mr. Blume is a member of the Delaware Township Board and is a director at the First State Bank in Kensington, MN. He is also the co-chairman of the administrative council and on the financial committee of the United Methodist Church in Herman. He also serves on the board of directors of Minn-Dak Yeast Company.

          Dennis Butenhoff has been a director since 2004 and serves on the board of directors of Minn-Dak Yeast Company. Mr. Butenhoff graduated from Barnesville High School, Barnesville, MN in 1965. Prior to serving his country in the military, Mr. Butenhoff attended North Dakota State University for 4 years, focusing on ag economics. He has been farming in the Baker/Barnesville area since 1967. Mr. Butenhoff has served Trinity Lutheran Church as a Sunday school teacher and church elder. He also serves on the board of directors of Midwest Agri-Commodities Company.

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

          Dennis Klosterman has been a director since 2004. Mr. Klosterman graduated from Wahpeton High School in Wahpeton in 1978. He began farming with his father and brother in the Mooreton, ND area in 1979 while attending North Dakota State College of Science and North Dakota State University. Mr. Klosterman has, and continues to, serve his community and church in several areas. He was a member and chairman of the Minn-Dak Farmers Cooperative Political Action Committee. Mr. Klosterman is a member of various farm and commodity organizations. He also serves on the board of directors for Minn-Dak Yeast Company.

          Kevin Kutzer(nominee) grew up in a family farming operation and continues that tradition in a family joint venture operation with brother Kyle and son Corey raising wheat, soybeans, sugarbeets, and corn in the Fairmount, ND. Mr. Kutzer received an Associate Degree in Pre Engineering at the North Dakota State College of Science in Wahpeton, ND and a B.S. in Mechanized Agriculture at North Dakota State University in Fargo, ND. Mr. Kutzer has served on the boards of the Lamars Co-op Elevator and AgCountry Farm Credit Services. He has served on the St. Anthony’s Church Council and Cemetery Board.

          Russell Mauch has been a director since 1998 and currently serves as board treasurer. Mr. Mauch graduated from North Dakota State University in 1977 with a B.S. in agriculture. From 1979 to 1981 Mr. Mauch was a commercial and agriculture loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for United Sugars Corporation and as one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

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

          The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $280.00 per meeting for regular and special board meetings, (ii) the greater (a) $140.00 for any day in which directors partake in activities on the Company’s behalf that take less than five hours or (b) $280.00 for any day in which directors partake in activities on the Company’s behalf that take five hours or more. The Chairman of the Board of Directors also receives a flat $500.00 per month to compensate for the extra duties associated with that position.

Information about Committees of the Board of Directors

          The Board of Directors has established a Compensation Committee, an Audit Committee and a Nominating Committee. The composition and function of these committees are set forth below Compensation Committee. The Compensation Committee operates under a written charter and discharges the Board’s responsibilities relating to the fair and competitive compensation for the Chief Executive Officer, including reviewing and approving goals and objectives relating to the compensation of the Chief Executive Officer and the performance of the Chief Executive Officer. Based on its review, the Compensation Committee makes recommendations to the Board of Directors regarding the elements of the Chief Executive Officer’s compensation and the Compensation Committee, along with the Board of Directors, approves the compensation and other benefits of the Chief Executive Officer. A copy of the current charter of the Compensation Committee is available by following the link to “Corporate Governance” on the Company’s website at www.mdf.coop During 2009, the members of the Compensation Committee are Messrs. Charles Steiner (Chair), Dale Blume, Dennis Klosterman, Brent Davison and Alton Theede.

Nominating Committee. Shareholders from each district select two shareholders to serve as a Nominating Committee for that district. The Nominating Committee for each district is responsible for facilitating nominations for the position of director by shareholders of that district and evaluating whether shareholder proposed nominees are qualified candidates. Each Nominating Committee operates under a series of written guidelines relating to the legal requirements for the Company’s directors, qualifications of nominees, and process for soliciting shareholder nominees. During 2009, the members of the Nominating Committee were Messrs. Chris Johnson (Chair), Tim Deal, Quinn Schreiber, Butch Fuder, Brent Torkelson and Bruce Miller. In fiscal 2009, there have not been any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee. The Audit Committee assists the Board in fulfilling its responsibility relating to corporate accounting and reporting practices of the Company, the quality and integrity of financial reports, the financial reporting processes, the system of internal controls; the qualifications, independence and performance of the independent auditors; and compliance by the Company with certain legal and regulatory requirements. The Audit Committee has the authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews the Company annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor. The Audit Committee operates under a written charter that is available by following the link to “Corporate Governance” on the Company’s website at www.mdf.coop. During 2009, the Audit Committee consisted of Messrs. Russ Mauch (Chair), Dale Blume, Dennis Butenhoff, Brent Davison and Alton Theede.

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

Name	Age	Position
David H. Roche	62	President and Chief Executive Officer

Steven M. Caspers	59	Executive Vice President and Chief Financial Officer

Allen E. Larson	54	Controller and Chief Accounting Officer

Thomas D. Knudsen	55	Vice President Agriculture

Greg J. Schmalz	58	Director Human Resources

Jeffrey L. Carlson	54	Vice President Operations

John S. Nyquist	54	Purchasing Manager

Susan Johnson	62	Communications Manager

Kevin R. Shannon	55	Safety Director

John Haugen	57	Vice President Engineering

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

Compensation Discussion and Analysis

          The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the following executive officers who are referred to in this Annual Report on Form 10-K as the Named Executive Officers:

•	David H. Roche, President and Chief Executive Officer;
•	Steven M. Caspers, Executive Vice President and Chief Financial Officer;
•	John Haugen, Vice President Engineering;
•	Jeffrey L. Carlson, Vice President Operations; and
•	Allen Larson, Controller.

          This section is intended to provide a framework within which to understand the actual compensation awarded to or earned by the Named Executive Officers during the year ended August 31, 2009, as reported in the compensation tables and accompanying narrative sections appearing on pages 42 to 45 of this Annual Report on Form 10-K.

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

          Under its charter, the Committee has the authority to engage the services of outside advisors, experts and others to assist it in performing its duties. While the Compensation Committee has used the services of a compensation consultant in the past, it did not do so in determining fiscal year 2009 compensation for the Chief Executive Officer. The Compensation Committee may choose to use the services of a compensation consultant in the future.

Role of Management in Compensation Process

          The Compensation Committee does not oversee or design compensation programs for any of the Named Executive Officers other than the Chief Executive Officer. The Compensation Committee believes that it is the responsibility of the Chief Executive Officer, as the highest-ranking executive, to implement the business goals of the Company established by the Board of Directors and to manage the Company’s business against an annual budget established by the Board of Directors. In this regard, the Chief Executive Officer is responsible for determining a strategy for achieving these goals, including the allocation of personnel, time and financial resources consistent with the budget that is approved by the Board. The Compensation Committee believes it is the responsibility of the Chief Executive Officer to manage and compensate the other Named Executive Officers in a manner that provides sufficient incentives for these employees to meet the business goals of the Company and to control compensation and benefits expense for all employees, including the Named Executive Officers. In reviewing the performance of the Chief Executive Officer each year, the Compensation Committee takes into consideration the extent to which the Chief Executive Officer has successfully fulfilled these responsibilities and holds the Chief Executive Officer accountable for the performance of each executive officer reporting to him.

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

          The variable cash compensation for the Chief Executive Officer is provided through two bonus programs, one based on return per acre (referred to as the “Profit Sharing Bonus”) and one recommended by the Compensation Committee for Board of Directors approval based upon the results of an annual performance review (the “Performance Bonus”). The Compensation Committee intends the Profit Sharing Bonus to be fairly challenging and that average financial performance measured by return per acre will result in a relatively low level of Profit Sharing Bonus, while above average or exceptional financial performance would be required before a higher level Profit Sharing Bonus is earned by the Chief Executive Officer. Because return per acre is the measure that best quantifies the Company’s return to shareholders, the Compensation Committee believes that this measure is appropriate to align the Chief Executive Officer’s interests with those of the shareholders. Additionally, in determining the Performance Bonus for Mr. Roche in 2009, the Compensation Committee also considered the aggregate return to shareholders and the financial performance of the Company and shareholders for fiscal year 2009, which was impacted by delays in harvest due to weather.

          With the renewal agreement entered into between the Company and the Chief Executive Officer on August 31, 2008, the Profit Sharing Bonus criteria were adjusted to make this bonus more challenging. For example, the new formula for fiscal year 2009 increased the minimum return per acre that must be achieved to result in any bonus. The Compensation Committee believed that the higher minimum return per acre was appropriate because it acknowledged increased expenses experienced by shareholder/growers since the Profit Sharing Bonus formula was adopted in 2001. The new minimum return per acre is designed to ensure that bonuses will be paid only when shareholders/growers receive a meaningful return. Additionally, under the renewal agreement, the return per acre to growers that would have resulted in the maximum bonus to the Chief Executive Officer ($50,000) in fiscal year 2008 would have resulted in a bonus amount that is significantly less ($25,000) under the new formula for fiscal year 2009. The Compensation Committee also attempted to provide greater incentives for superior performance with the new formula for fiscal year 2009 by increasing the amount of bonus that could be earned at the newly established highest level of achievement. The Compensation Committee believed that these changes, which were determined in fiscal year 2008 and effective beginning with fiscal year 2009, were consistent with the philosophy stated above. In accordance with the terms of the renewal agreement entered into on August 31, 2008, the Compensation Committee will review the Profit Sharing Bonus formula every two years to ensure it continues to provide appropriate incentives consistent with the Compensation Committee’s philosophy. See “Employment and Post-Employment Arrangements” for a description of Mr. Roche’s employment agreement, as amended by the renewal agreement and as subsequently amended and restated effective August 27, 2009.

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

          The Company does not believe that personal benefits or perquisites (i.e. “perks”) are appropriate as a significant element of compensation, in particular because perks are not conditioned upon performance and are not based upon contribution to the Company’s business. None of the Named Executive Officers received perks that were a significant compensation element in 2009.

Base Salaries

          Mr. Roche and the Company entered into an employment agreement in 2001 and since that time, the Company has annually reviewed Mr. Roche’s performance to determine whether to retain Mr. Roche’s services, to establish a salary for Mr. Roche and, if necessary, to revise other terms, such as the Profit Sharing Bonus formula. The Compensation Committee set Mr. Roche’s base salary in August 2008 at the time the Company entered into the renewal of Mr. Roche’s employment agreement through August 31, 2009. Mr. Roche’s annual base salary for 2009 was set at $343,700, an increase of 3.0 percent from the annual base salary of $333,700 for 2008. The Compensation Committee increased Mr. Roche’s base salary primarily to recognize an increase in the cost of living over the prior year. Mr. Roche determined salaries for the other Named Executive Officers in July 2008 and increased annual base salaries for fiscal year 2009.

          The following table sets forth the annual base salaries for 2009 and 2008 for each of the other Named Executive Officers, as well as the percentage increase in 2009 as compared to 2008:

Named Executive Officer	2009 Annual Base Salary	2008 Annual Base Salary	% Increase 2009 Over 2008
Steven M. Caspers	$177,100	$171,100	3.5%
Jeffrey L. Carlson	$145,000	$133,600	8.5%
John Haugen	$120,000	$115,500	3.9%
Allen Larson	$127,300	$123,000	3.5%

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

          In July 2009, the Compensation Committee and the Board of Directors conducted a performance review of Mr. Roche for fiscal 2009, in part to determine whether Mr. Roche would receive a Performance Bonus. Consistent with its process in prior years, this performance review solicited a rating from the Board of Directors of Mr. Roche’s performance in areas such as leadership, communication, budget and time management, as well as overall performance. This information was compiled anonymously and discussed among the Board members. The Board of Directors reviewed various aspects of Mr. Roche’s achievements and performance in 2009, prior year compensation information (including salary, Performance Bonus and Profit Sharing Bonus amounts) and the financial returns to the shareholders in determining whether to award a Performance Bonus and the amount of the Performance Bonus. In view of the variety of the factors and the amount of information considered as well as the complexity and subjectivity of these matters, the Compensation Committee did not find it practical to, and did not attempt to, make specific assessments of, quantify, rank or otherwise assign relative weights to the specific factors considered by the Board or by the Compensation Committee. Individual members of the Compensation Committee may have given different weight to different factors. Due to the limited availability of bonus dollars and Mr. Roche’s eligibility for a Profit Sharing Bonus, the available dollars were directed to the fulfillment of the Profit Sharing Bonus obligation. This determination does not reflect Mr. Roche’s performance but rather reflects the challenges during the past crop year and the reduced return to those shareholders affected by the challenges.

          Mr. Roche determined the discretionary performance bonus amounts to be paid to the other Named Executive Officers and, consistent with past practice, he received feedback from various members of the Compensation Committee and the Board of Directors. In establishing the performance bonus awards for the other Named Executive Officers, Mr. Roche considered their individual contribution toward achieving the Company goals, and the level of return to shareholders measured through dollars paid per acre of sugarbeets grown. The Company and Mr. Roche continue to consider and attempt to develop a more formal program for executive officers (other than the Chief Executive Officer) for determining performance bonus awards. The following table shows the individual Performance Bonus earned by each of the Named Executive Officers for 2009 and also shows the performance bonus as a percentage of 2009 salary:

Named Executive Officer	2009 Performance Bonus	% Of 2009 Annual Base Salary
Steven M. Caspers	$30,000	17%
Jeffrey L. Carlson	$10,000	7%
John Haugen	$15,000	12%
Allen Larson	$8,000	6%

          Mr. Roche is also eligible for the Profit Sharing Bonus. This consists of a cash bonus based upon the return per acre to growers, with a matrix determining the amount of Profit Sharing Bonus at various levels of return per acre. The matrix applicable to 2009 was approved as part of the renewal agreement entered into between the Company and the Chief Executive Officer on August 31, 2008 and it sets forth the Profit Sharing Bonus that would be earned by him at various levels of return per acre to the growers as follows:

Return Per Acre to Growers	Profit Sharing Bonus Amount
$825 - $900	$15,000
$901 - $915	$25,000
$976 - $1,050	$35,000
$1,105 - $1,125	$45,000
$1,126 - $1,200	$55,000
$1,201 and over	$65,000

          For the purposes of the Profit Sharing Bonus, return per acre is the amount received by the shareholders/growers as a grower payment for sugarbeets and does not include patronage, retains or trucking payments. For 2009, the return per harvested acre to the growers was in excess of $1,200 per acre. Due to the unusual situation where approximately 30 percent of the 2008 crop planted acreage was unharvested; by mutual agreement between the Board of Directors and Mr. Roche a Profit Sharing bonus of $55,000 or 16 percent of his 2009 base annual salary was earned in fiscal year 2009. As part of Mr. Roche’s amended and restated employment agreement effective August 27, 2009 no Profit Sharing Bonus will be paid if 30 percent or more of the crop, based on planted acres, is lost or unharvested.

Elements of Post-Termination Compensation

          In 2001, the Company entered into an employment agreement with Mr. Roche relating to his service as the President and Chief Executive Officer, which was amended by a renewal agreement dated August 27, 2009 for the term of September 1, 2009 to August 31, 2010. Under this employment agreement as amended by the renewal agreements, Mr. Roche will be paid his then-current base salary for a period of twelve months in the event of termination of Mr. Roche’s employment without cause, upon receipt of a general release and compliance with provisions of the renewal relating to confidentiality of Company information. Mr. Roche is not entitled to post-employment payments in the event of termination of Mr. Roche’s employment by Mr. Roche, by the Company for cause, or by reason of death or disability.

          If Mr. Roche’s employment were terminated without cause on August 31, 2009, he would receive $343,700 in post-termination benefits, payable over a twelve month period.

          Other than with respect to Mr. Roche, the Company does not have employment agreements or arrangements with any of the other Named Executive Officers. Other than with respect to the post-termination benefits to Mr. Roche under his employment agreement, the Company does not provide for severance or any other post-termination benefits to the Named Executive Officers, except through plans in which executive officers participate generally. See “Executive Compensation – Employment and Post-Employment Arrangements” in this Annual Report on Form 10-K for a discussion of the terms of the employment agreement with Mr. Roche as in effect for fiscal year 2009, as well as Mr. Roche’s subsequently amended and restated employment agreement effective August 27, 2009.

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

Summary Compensation Table

          The following table shows information concerning compensation earned for services in all capacities during the last three fiscal years for: (i) David H. Roche, who served as the Company’s Chief Executive Officer in fiscal year 2009; (ii) Steven M. Caspers, who served as the Company’s Chief Financial Officer in fiscal year 2009; and (iii) the three other most highly compensated executive officers of the Company in fiscal year 2009 whose total compensation was at least $100,000, less the amount representing the change in pension value and nonqualified deferred compensation earnings (together referred to as the “Named Executive Officers”).

Name and Position	Year	Salary (1)	Bonus (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
David H. Roche,	2009	$343,509	$55,000	$97,277	$22,133	$517,919
President & CEO	2008	$333,483	$81,000	$54,772	$21,887	$491,142
	2007	$322,232	$120,000	$58,625	$20,459	$521,316
Steven M. Caspers,	2009	$177,390	$30,000	$147,663	$12,025	$367,078
Executive VP & CFO	2008	$171,470	$45,000	$72,623	$9,156	$298,249
	2007	$165,701	$65,000	$49,408	$19,476	$299,585
Jeffrey L. Carlson,	2009	$145,232	$10,000	$40,094	$8,264	$203,590
V.P. Operations	2008	$133,740	$27,000	$24,477	$7,957	$193,174
	2007	$126,113	$36,000	$15,021	$6,488	$183,622
John Haugen,	2009	$125,209	$15,000	$60,842	$20,013	$221,064
VP Engineering	2008	$120,309	$27,000	$39,141	$8,023	$194,473
	2007	$115,808	$36,000	$25,231	$23,190	$200,229
Allen Larson,	2009	$127,502	$8,000	$34,516	$13,786	$183,804
Controller	2008	$123,265	0	$29,676	$14,487	$167,428
	2007	$118,811	$31,000	$18,469	$13,090	$181,370

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

(3)

Amounts in this column reflect the aggregate increase in actuarial present value of the benefits under the pension plan and supplemental pension plan as applicable. A portion of the change in pension benefits value is attributable to the additional year of service, any annual salary increase and bonus received. The 2009 change in Pension Value was also affected by a change in the discount rate of 6.5 percent in 2008 to 6.19 percent in 2009. An additional portion of the change is due to a change in the pension value measurement date from May 31st to August 31st. This required change resulted in 15 month period of pension value growth, rather than a 12 month period, that is reflected above.

(4)	Amounts in this column include:

	Fiscal Year 2009
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$9,477	$12,656	—
Steven M. Caspers	$8,896	$3,124	—
Jeffrey L. Carlson	$6,889	$1,375	—
John Haugen	$6,088	$1,906	$12,019
Allen Larson	$5,100	$1,342	$7,344

	Fiscal Year 2008
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$9,313	$12,574	—
Steven M. Caspers	$6,296	$2,860	—
Jeffrey L. Carlson	$6,790	$1,167	—
John Haugen	$6,252	$1,771	—
Allen Larson	$6,171	$1,220	$7,096

	Fiscal Year 2007
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$8,963	$11,495	—
Steven M. Caspers	$7,198	$2,742	$9,537
Jeffrey L. Carlson	$5,364	$1,124	—
John Haugen	$4,952	$1,579	$16,659
Allen Larson	$5,061	$1,192	$6,837

(a)	Reflects the Company’s contribution to the 401(k) plan for each Named Executive Officer.
(b)	Includes premiums paid by the Company for life insurance coverage in excess of $50,000 and supplemental long-term disability coverage.
(c)	Reflects amounts paid in cash to Named Executive Officers for vacation hours.

2009 Pension Benefits

          The table below sets forth information on the pension benefits for the Named Executive Officers under each of the following:

•	Minn-Dak Farmers Cooperative Pension Plan; and

•	Minn-Dak Farmers Cooperative Supplemental Executive Retirement Plan.

          Both the Pension Plan and the SERP are described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

          No pension benefits were paid to any of the Named Executive Officers in fiscal year 2009. The Company does not have a policy permitting granting of additional years of pension service. Further information on these pension plans, is included within this section of this Item of Form 10-K entitled “Compensation Discussion and Analysis.”

          The amounts reported in the table below equal the present value of the accumulated benefit at August 31, 2009, for the Named Executive Officers under each plan based upon the assumptions described in footnote 2.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)
David H. Roche	Pension Plan	9	$238,539
	SERP	9	$217,682
Steven M. Caspers	Pension Plan	35	$737,568
	SERP	35	$15,110
Jeffrey L. Carlson	Pension Plan	19	$194,781
John Haugen	Pension Plan	34	$371,733
Allen Larson	Pension Plan	28	$242,347

(1)	An employee earns a full year of credited service in the pension plan with 1,000 or more hours of service during the year.
(2)

The accumulated benefit is based on service and earnings (base salary and bonus, as described above) considered by the plans for the period through August 31, 2009. It includes the value of contributions made by the Named Executive Officers throughout their careers. For the Pension Plan and SERP, the present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 13 to the financial statements contained elsewhere in this Annual Report on Form 10-K. As described in such note, the interest assumption is 6.19 percent for fiscal year 2009. The post-retirement mortality assumption is based on the 1983 Group Annuity Mortality Table.

Nonqualified Deferred Compensation

          The table below provides information on the non-qualified deferred compensation of the Named Executive Officers in fiscal year 2009 under the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the terms of the Deferred Compensation Plan, participants may elect to defer receipt of their compensation and the Deferred Compensation Plan provides a means for deferrals of compensation. All of the Named Executive Officers, except Mr. Carlson, participate in the Deferred Compensation Plan.

          The Deferred Compensation Plan is described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

Name	Executive Contributions in Fiscal Year 2009 (1)	Aggregate Earning in Fiscal Year 2009 (2)	Distribution and Withdrawals in Fiscal Year 2009 (3)	Aggregate Balance at August 31, 2009 (4)
David H. Roche	$65,500	($17,803)	—	$212,733
Steven M. Caspers	—	($12,073)	—	$39,755
John Haugen	—	($2,176)	—	$11,830
Allen Larson	—	($2,334)	—	$8,918

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

(3)	Amounts in this column reflect the Distributions and Withdrawals in Fiscal Year 2009.
(3)	Amounts in this column reflect the aggregate balance at 2009 fiscal year end.

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

          On August 28, 2007, the Company and Mr. Roche entered into a renewal agreement that operated as an amendment to the termination provisions of the 2001 employment agreement. Under the employment agreement as modified by the renewal agreement, Mr. Roche’s employment may be terminated by either party upon 90 days’ advance notice, by the Company for “material breach” or “just cause” (as those terms are defined in the renewal agreement) and upon Mr. Roche’s death or disability. Under the renewal agreement, if the Company terminates Mr. Roche’s employment without cause, the Company will pay Mr. Roche’s then-current base salary for a period of 12 months, conditioned upon receipt of a general release and compliance with provisions of the renewal agreement relating to confidentiality of Company information. This post-employment payment does not apply to termination of Mr. Roche’s employment by Mr. Roche, by the Company for cause, or by reason of death or disability. The renewal agreement also added a provision to the employment agreement by which Mr. Roche agrees to keep confidential certain Company information during the term of his employment with the Company and following termination of employment.

          On August 28, 2008, the Company and Mr. Roche entered into a renewal agreement for the period September 1, 2008 to August 31, 2009. In the renewal agreement, Mr. Roche’s annual base salary was set at $343,700 for the one-year period ended August 31, 2009. The renewal agreement also operated as an amendment to the profit sharing bonus provisions of the Mr. Roche’s employment agreement and established a new matrix of return per acre to growers and corresponding profit sharing bonus to Mr. Roche applicable to fiscal year 2009 that is set forth in “Compensation Discussion and Analysis – Elements of In-Service Compensation – Cash Bonus Programs.” The calculation of returns per acre is the same as under the prior agreement, which is the amount received by the shareholders/growers as a grower payment for sugarbeets not including patronage, retains or trucking payments. The renewal agreement entered into on August 31, 2008 also states that the scale set forth above will be reviewed every two years.

          For a description of the amended and restated employment agreement dated August 27, 2009 between the Company and Mr. Roche, see Item 9B. Other Information in this Annual Report on Form 10-K.

Post-Employment Arrangements for Named Executive Officers

          The Company’s employment agreement with Mr. Roche does not provide for severance (unless terminated without cause) or any other post-termination payments for 2009, except through plans in which the Named Executive Officers participate generally. The Company provides post-employment compensation for the Named Executive Officers, David H. Roche, Steven M. Caspers,, Jeffrey L. Carlson, John Haugen, and Allen Larson through the following plans:

•	Defined benefit retirement plan;
•	Supplemental executive retirement plan;
•	Non-qualified deferred compensation plan; and
•	401(k) retirement savings plan.

          The Company has established the Minn-Dak Farmers Cooperative Pension Plan. The Pension Plan is a noncontributory, defined benefit retirement plan, which is available to all of its eligible employees. For 2009, there were approximately 319 eligible current employees participating in the Pension Plan, including the Named Executive Officers. The benefits of the Pension Plan are funded by periodic contributions by the Company to a retirement trust that invests the contributions and earnings from such contributions to pay benefits to employees. The Pension Plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee’s compensation level. Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. Benefits are reduced according to a formula if a person elects early retirement before age 65. The plan also provides for the payment of certain disability and death benefits. See the table entitled “Pension Benefits” under Item 11. Executive Compensation of this Annual Report on Form 10-K for information on the benefits for 2009 to each of the Named Executive Officers under the Pension Plan.

          The Board of Directors adopted a Supplemental Executive Retirement Plan on January 21, 1997. Subject to the discretion of the Board of Directors, the Company credits to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. Of the Named Executive Officers, Messrs. Roche and Caspers participated in the Supplemental Executive Retirement Plan in 2009. See the table entitled “Pension Benefits” under Item 11. Executive Compensation of this Annual Report on Form 10-K for information on the benefits for 2009 to Messrs. Roche and Caspers under the Supplemental Executive Retirement Plan. Unlike the Company’s Pension Plan, the Supplementary Executive Retirement Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes.

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

          Under the Deferred Compensation Plan, participants may elect to defer any amount of their current salary and bonus as of the end of the prior year for the first payroll period beginning in the next year of the Deferred Compensation Plan. Income will be gained or lost on a daily basis as a result of the participants directed investment of his/her account. The participant is vested in those earnings immediately. Participants are eligible for payouts from the Deferred Compensation Plan at termination, death or disability. With respect to distributions, participants may only elect to receive payments in the form of cash over no more than ten annual installments. While the Company does not provide any matching contribution under the Company’s 401(k) retirement savings plan for compensation amounts deferred into the Deferred Compensation Plan, the Company does have the discretion to make nonelective or matching contributions to the Deferred Compensation Plan. Participants have no right, either directly or indirectly, to anticipate, sell, assign or otherwise transfer any benefit accrued under the Deferred Compensation Plan. In addition, no participant has any interest in any Company assets set aside as a source of funds to satisfy its benefit obligations under the Deferred Compensation Plan, including the establishment of any trust. Participants have the status of general unsecured creditors of the Company and the Deferred Compensation Plan constitutes an unsecured promise by the Company to make benefit payments in the future. See the table entitled “Nonqualified Deferred Compensation” under Item 11. Executive Compensation in this Annual Report on Form 10-K for information on the benefits for 2009 for each of the Named Executive Officers under the Deferred Compensation Plan.

          The Company maintains a Section 401(k) retirement savings plan that permits employees, including the Named Executive Officers, to elect to set aside a portion of their gross compensation on a pre-tax basis in a trust to pay future retirement benefits. The Company provides a matching contribution of 100 percent of each employee’s first 4 percent of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement at age 65, or if the employee chooses, any time after early retirement at or after age 55; (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married). Federal law limited employee pre-tax income contributions to $15,500 in calendar year 2007 for each participating employee age 49 and under, and $20,500 for each participating employee age 50 and older. For calendar year 2009, employee pre-tax income contributions were limited to $15,500 for each participating employee age 49 and under and $20,500 for each participating employee age 50 and older. See the table entitled “Summary Compensation Table” for information on the benefits for 2009 to each of the Named Executive Officers under the Company’s 401(k) plan.

          Beginning in fiscal year 2008 and for fiscal year 2009, the Company also maintains a defined contribution pension plan for all newly-hired employees who are not part of a collective bargaining arrangement. None of the Named Executive Officers participate in this defined contribution pension plan.

DIRECTOR COMPENSATION

          Directors of the Company received the following amounts for Board and committee service in fiscal year 2009: $280 per regular Board meeting, special Board meeting and committee meeting. In addition, from time to time the Company requests that directors represent the Company’s interests at various industry meetings and conferences, meetings with government or regulators, meetings with shareholders and growers and other meetings with stakeholders. For attendance at each meeting requested by the Company, each director receives $140 per day for service of less than five hours and $280 per day for service of more than five hours. The Chairman of the Board of Directors also receives an additional retainer of $500 per month to compensate for the extra duties associated with that position. Mr. Doug Etten served as the Chairman of the Board of Directors in fiscal year 2009.

          The following table shows for fiscal year 2009, the cash and other compensation earned by each of the Company’s directors. Other than cash retainer and meeting fees earned in fiscal year 2009 as described above, none of the Company’s directors earned any other cash or other compensation.

Name of Director	Fees Earned or Paid in Cash (1)	Total
Dale Blume	$9,685	$9,685
Dennis Butenhoff	$16,135	$16,135
Brent Davison	$13,615	$13,615
Doug Etten	$22,895	$22,895
Patrick Freese (2)	$5,725	$5,725
Michael Hasbargen (2)	$2,430	$2,430
Dennis Klosterman	$11,950	$11,950
Russell Mauch	$16,625	$16,625
Charles Steiner	$12,320	$12,320
Alton Theede	$4,660	$4,660

(1)	Includes the amount of cash compensation earned or paid in fiscal year 2009 for Board and committee service, as well as for attendance at meetings requested by the Company.
(2)	Mr. Hasbargen served on the Board until his term ended on December 9, 2008. Mr. Freese was elected as his replacement on that date.

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

          The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K for the year ended August 31, 2009 entitled Compensation Discussion and Analysis (the “CD&A”) with management. In reliance on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended August 31, 2009 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors

Charles Steiner (Chair)
Dale Blume
Dennis Klosterman
Brent Davison
Alton Theede

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock. The Preferred Stock of the Company is non-voting stock. The Company’s stock can only be held by individuals who are sugarbeet growers. To the Company’s knowledge, as of November 24, 2009, no person owned beneficially more than 5 percent of the Company’s outstanding shares and none of the principal officers listed above owned any such shares. As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote. As a group, the directors own 4.85 percent of the outstanding Preferred Stock.

Name	Position with Company	No. of Shares	% of Shares

Dale Blume	Director	213	less than 1%

Dennis Butenhoff	Director	185	less than 1%

Brent Davison	Director	1,000	1.4%

Douglas Etten	Director	430	less than 1%

Patrick J Freese	Director	93	less than 1%

Dennis Klosterman	Director	400	less than 1%

Russell Mauch	Director	474	less than 1%

Charles Steiner	Director	380.5	less than 1%

Alton Theede	Director	325	less than 1%

All Directors		3,500.5	4.85%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Each of the Company’s directors is also a sugarbeet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets; also, each director could potentially receive grower trucking payments. Such payments for sugarbeets and trucking payments, either separately or together, can often exceed $120,000. However, such payments that are received by the directors, or the entities they represent, are on the same basis as payments received by other members of the Company for the delivery and payment of their sugarbeets. Except for the sugarbeet sales and receipt of grower trucking payments described in the preceding sentences, since the beginning of fiscal year 2009, the Company has not entered into any transaction and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

          The charter of the Audit Committee provides that the Audit Committee is responsible for reviewing and approving the terms and conditions of all of transactions the Company enters into in which an officer, director or 5 percent or greater shareholder or any affiliate of these persons has a direct or indirect material interest. The Standards of Business Conduct, which is applicable to all of the Company’s employees and directors, also prohibits the Company’s employees, including executive officers, and the Company’s directors from engaging in conflict of interest transactions. Requests for waivers by the Company’s executive officers and directors from the provisions of, or requests for consents by the Company’s executive officers and directors under, the Standards of Business Conduct must be made to the Audit Committee.

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

Independence of Directors and Committee Members

          The Board of Directors undertook a review of director independence in November 2009 as to all nine directors then serving. As part of that process, the Board reviewed all transactions and relationships between each director (or any member of his immediate family) and the Company, its executive officers and its auditors, and other matters bearing on the independence of directors. Although none of the Company’s securities are listed on any stock exchange, the Board of Directors is required to select and apply the independence standards of a stock exchange. For the purposes of determining the independence of the Company’s directors and committee members, the Board of Directors selected the NASDAQ Marketplace Rules. As a result of its review, directors Dale N. Blume, Dennis Butenhoff, Brent Davison, Douglas Etten, Patrick Freese, Dennis Klosterman, Russell Mauch, Charles Steiner and Alton Theede meet the criteria for “independence” under the NASDAQ Marketplace Rules. All members of the Audit Committee meet the “independence” requirements of Section 10A-3.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

1.

Audit Fees - paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2009 totaled $96,550 (including a $16,000 progress billing for the 2009 audit) and $78,750 (including a $3,000 progress billing for the 2008 audit) for the fiscal year ended August 31, 2008.

2.	Audit Related Fees – none

3.

Tax Fees – paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $20,700 for fiscal year ended August 31, 2009 and $19,380 for the fiscal year ended August 31, 2008.

4.

All Other Fees (Employee Benefit and USDA Audits) – paid to the Company’s principal accountant for services other than detailed in Items 1 thru 3 above total $19,500 for the fiscal year ended August 31, 2009 and $18,775 for the fiscal year ended August 31, 2008.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

a.	Consolidated Financial Statements
	-	Report of Independent Registered Public Accounting Firm
	-	Consolidated Statements of Operations for the Years Ended August 31, 2009, 2008 and 2007
	-	Consolidated Balance Sheet as of August 31, 2009, 2008 and 2007
	-	Consolidated Statements of Changes in Members’ Investments for the years ended August 31, 2009, 2008 and 2007
	-	Notes to the Consolidated Financial Statements

b.	Financial Statement Schedules – None

c.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index, Item 15c.

Item 15a.	Report of Independent Registered Public Accounting Firm

The Audit Committee
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2009, 2008, and 2007, and the related consolidated statements of operations, change in members’ investments and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2009, 2008, and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/S Eide Bailly LLP

Fargo, North Dakota
November 24, 2009

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

	2009	2008	2007
ASSETS

CURRENT ASSETS
Cash	$93,949	$159,175	$254,906

Receivables
Trade accounts	14,299,830	16,376,068	18,620,647
Growers	10,196,312	7,313,090	4,907,384
Income tax	—	234,461	—
Other	2,551	2,551	90,227
	24,498,693	23,926,170	23,618,258

Advances to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	1,105,797	1,492,451	—

Inventories
Refined sugar, pulp and molasses to be sold on a pooled basis	27,046,374	28,452,755	32,843,130
Nonmember refined sugar	1,451,972	1,357,893	28,793
Yeast	200,317	167,799	167,808
Materials and supplies	11,296,034	10,159,944	9,046,232
	39,994,697	40,138,391	42,085,963

Deferred charges	1,324,353	1,436,316	2,038,296

Prepaid expenses and other assets	3,109,313	2,149,816	1,502,146

Current deferred income tax asset	25,600	145,000	688,000

Total current assets	70,152,402	69,447,319	70,187,569

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	27,130,273	26,476,273	25,183,905
Buildings	37,757,659	37,592,109	37,481,480
Factory/Ag equipment	147,419,262	141,263,455	137,993,774
Other equipment	4,675,425	3,766,400	4,096,525
Capitalized Leases	2,960,658	746,210	—
Construction in progress	4,690,526	4,500,912	1,382,936
	224,633,803	214,345,359	206,138,620
Less accumulated depreciation	127,336,389	119,566,871	111,843,105
	97,297,414	94,778,488	94,295,515

OTHER ASSETS

Investment in other cooperatives and unconsolidated marketing cooperatives	11,343,602	11,523,024	11,500,298
Long-term deferred income taxes	—	—	150,000
Other	1,090,477	1,314,071	1,532,847
	12,434,079	12,837,095	13,183,145

	$179,883,895	$177,062,902	$177,666,229

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

	2009	2008	2007
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$18,977,978	$24,440,000	$19,000,000

Current portion of long-term debt and capital leases	2,905,841	2,594,188	2,591,849
Current portion of bonds payable	2,120,000	2,010,000	1,915,000
	5,025,841	4,604,188	4,506,849
Accounts payable
Trade	11,566,445	9,511,224	4,840,632
Checks Outstanding	545,766	—	—
Growers	17,704,288	17,429,879	23,289,239
Income tax	—	—	122,271
	29,816,499	26,941,103	28,252,142
Payable to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	—	—	842,476

Accrued liabilities	2,945,383	3,299,010	4,320,742

Total current liabilities	56,765,701	59,284,301	56,922,209

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	22,148,959	13,778,143	16,923,816

BONDS PAYABLE	11,370,000	13,490,000	15,500,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	354,400	443,000	—

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	274,075	256,075	—

LONG-TERM PENSION LIABILITY	12,827,360	5,795,189	4,947,297

COMMITMENTS AND CONTINGENCIES (NOTE 10)

Total liabilities	103,740,495	93,046,708	94,293,322

MEMBERS’ INVESTMENT
Preferred stock
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B - 100,000 shares authorized $75 par value; 72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200
	18,483,200	18,483,200	18,483,200

Common stock, 600 shares authorized, $250 par value; 474 shares issued and outstanding on 8-31-09,
483 shares outstanding on 8-31-08 and
484 shares outstanding on 8-31-07	118,500	120,750	121,000
Paid in capital in excess of par	32,094,407	32,094,407	32,094,407
Nonqualified allocated patronage	28,298,718	28,298,508	27,598,667
Accumulated other comprehensive loss	(12,811,235)	(4,890,516)	(2,368,458)
Retained earnings	9,959,810	9,909,845	7,444,091
	76,143,400	84,016,194	83,372,907

	$179,883,895	$177,062,902	$177,666,229

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

	2009	2008	2007

REVENUE
From sales of sugar, sugar co-products, and yeast, net of discounts	$225,034,020	$243,573,467	$278,571,049

EXPENSES
Production costs of sugar, co-products, and yeast sold	79,586,897	73,592,737	69,697,547
Sales and distribution costs	43,308,982	48,667,319	50,494,042
General and administrative	7,065,675	7,275,736	7,104,136
Interest	2,017,946	3,230,496	4,296,972
	131,979,500	132,766,288	131,592,697

OTHER INCOME	2,493,245	1,299,870	1,436,693

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	95,547,765	112,107,049	148,415,045

INCOME TAXES EXPENSE (BENEFIT)	(505,145)	1,243,679	—

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$96,052,910	$110,863,370	$148,415,045

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$334,861	$2,721,265	$267,785
Patronage income	3,727,840	5,117,244	7,560,504

Net income credited to member’s investment	4,062,701	7,838,509	7,828,289

Payments to members for sugarbeets, net of unit retention capital	91,990,209	103,024,861	140,586,756

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$96,052,910	$110,863,370	$148,415,045

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENT
YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

	Preferred Stock	Common Stock	Paid in Capital In Excess of Par Value	Non-Qualified Allocated Patronage	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income/ (Loss)

BALANCE, AUGUST 31, 2006	$18,483,200	$120,000	$32,094,407	$26,077,023	$—	$7,176,306	$83,950,936
Stock - Sales - common (10 shares)		2,500					2,500
Repurchases - common (6 shares)		(1,500)					(1,500)
Revolvement of unit retention capital							—
Revolvement of prior years’ allocated patronage				(6,038,860)			(6,038,860)
Net income for the year ended August 31, 2007				7,560,504		267,785	7,828,289	$7,828,289
Pension liability adjustment					(2,368,458)		(2,368,458)	(2,368,458)

Comprehensive Income (Loss)								$5,459,831

BALANCE, AUGUST 31, 2007	18,483,200	121,000	32,094,407	27,598,667	(2,368,458)	7,444,091	83,372,907
Stock - Sales - common (8 shares)		2,000					2,000
Repurchases - common (9 shares)		(2,250)					(2,250)
Revolvement of unit retention capital							—
Revolvement of prior years’ allocated patronage				(4,417,403)			(4,417,403)
Adoption of FIN 48						(255,511)	(255,511)
Net income for the year ended August 31, 2008				5,117,244		2,721,265	7,838,509	$7,838,509
Pension liability adjustment					(2,522,058)		(2,522,058)	(2,522,058)

Comprehensive Income (Loss)								$5,316,451

BALANCE, AUGUST 31, 2008	18,483,200	120,750	32,094,407	28,298,508	(4,890,516)	9,909,845	84,016,194
Stock - Sales - common (6 shares)		1,500					1,500
Repurchases - common (15 shares)		(3,750)					(3,750)
Revolvement of patronage-Estate				(101,701)			(101,701)
Revolvement of prior years’ allocated patronage				(3,625,929)			(3,625,929)
Effects of FAS 158 Adjustments						(284,896)	(284,896)
Net income for the year ended August 31, 2009				3,727,840		334,861	4,062,701	$4,062,701
Pension liability adjustment					(7,920,719)		(7,920,719)	(7,920,719)

Comprehensive Income (Loss)								$(3,858,018)

BALANCE, AUGUST 31, 2009	$18,483,200	$118,500	$32,094,407	$28,298,718	$(12,811,235)	$9,959,810	$76,143,400

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

	2009	2008	2007
OPERATING ACTIVITIES
Income allocated to members’ investment	$4,062,701	$7,838,509	$7,828,289
Accumulated other comprehensive loss	(7,920,718)	(2,522,058)	(2,368,458)
Add (deduct) noncash items
Depreciation	8,440,002	8,115,079	7,936,825
Amortization	359,548	436,512	327,198
(Gain) Loss on disposal of equipment	(108,602)	112,747	3,393
(Gain)Loss allocated from unconsolidated marketing subsidiaries	(115,543)	43,419	57,149
Noncash portion of patronage capital credits	(974,925)	(644,842)	(714,194)
Deferred income taxes	30,800	1,136,000	(2,071,000)
(Increase)/Decrease in cash surrender of retired executive life insurance	49,555	20,224	(55,048)
Changes in assets and liabilities:
Accounts receivable and advances	(420,329)	(2,408,377)	(3,591,066)
Inventory and prepaid expenses	(815,803)	1,299,903	(13,019,660)
Deferred charges and other	114,473	629,083	4,204
Accounts payable, accrued liabilities, and other liabilities	9,665,509	(662,766)	15,071,712

NET CASH FROM OPERATING ACTIVITIES	12,366,668	13,393,433	9,409,344

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	332,455	11,170	30,404
Capital expenditures	(8,817,485)	(7,975,759)	(4,865,834)
Capital adjustment of unconsolidated marketing subsidiary	871,094	325,357	(61,072)
Proceeds from patronage refunds and equity revolvements	418,184	272,726	240,461

NET CASH USED FOR INVESTING ACTIVITIES	(7,195,752)	(7,366,506)	(4,656,041)

FINANCING ACTIVITIES
Sale (repurchase) of common stock, net	(2,250)	(250)	1,000
Net proceeds (repayments) of short-term debt	(5,462,022)	5,440,000	4,555,000
Checks Outstanding	545,766	—	—
Proceeds from long term debt	10,000,000	—	—
Payment of financing fees	(207,405)	(284,410)	(260,570)
Payment of long-term debt/lease	(5,692,828)	(5,239,138)	(5,076,890)
Payment of unit retains and allocated patronage	(4,417,403)	(6,038,860)	(3,940,530)

NET CASH USED FOR FINANCING ACTIVITIES	(5,236,142)	(6,122,658)	(4,721,990)

NET CHANGE IN CASH	(65,226)	(95,731)	31,313

CASH, BEGINNING OF YEAR	159,175	254,906	223,593

CASH, END OF YEAR	$93,949	$159,175	$254,906

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

	2009	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest	$2,067,437	$3,438,931	$4,848,602

Income tax net payments (refunds)	$(790,406)	$1,930,729	$160,050

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment purchased by issuance of capital lease	$2,365,296	$746,210	$—

See Notes to Consolidated Financial Statements.

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity

Minn-Dak Farmers Cooperative (the Company) is a North Dakota cooperative association owned by its member-growers for the purpose of processing sugarbeets and marketing sugar and co-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of bakers yeast. Link Acquisition Company LLC (Link) was formed to advance possible strategic business activities by the Company. Approximately 94% of net sales is related to sugarbeet operations and 6% is related to yeast operations.

The majority of the net proceeds from the Company are from member patronage business.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries, Minn-Dak Yeast and Link. Significant intercompany activity has been eliminated from the Balance Sheet, Statement of Operations, Statement of Members’ Investment and Statements of Cash Flows.

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

Credit Risk

The Company and Minn-Dak Yeast grant credit to food processors located throughout the United States. In addition, the Company grants credit to member-growers located in North Dakota and Minnesota, for sugarbeet seed, technology fees, and co-products.

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

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Prepaid Expense and Other Assets

Sugar allocation and prepaid insurance costs related to the subsequent fiscal year are recorded as assets and subsequently expensed to the following fiscal year.

Deferred Charges

Agricultural development and labor procurement costs incurred in connection with the sugarbeet crop to be harvested in September and October of the following fiscal year, are deferred and subsequently charged to expense for the fiscal year applicable to the ensuing processing period.

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

It is the policy of the Company to provide depreciation based on methods designed to amortize the cost of the properties over their estimated useful lives. Property, plant and equipment are depreciated for financial reporting purposes, principally using declining balance methods, with estimated useful lives ranging from 3 to 40 years. Statutory lives and methods are used for income tax reporting purposes. Capital lease equipment is depreciated in accordance with SFAS No. 13.

Capitalized assets include indirect costs such as fringe benefits, interest and engineering when appropriate. The indirect costs capitalized for the years ended August 31, 2009 and 2008 and 2007 were $205,240, $133,775 and $158,642, respectively. There was no construction-period interest capitalized for the years ended August 31, 2009, 2008 and 2007.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, the Company does not amortize goodwill. The Company has annually evaluated goodwill and other intangible assets for impairment and concluded that no impairment charge was necessary.

Investments in Other Cooperatives and Unconsolidated Marketing Subsidiaries

Equity Value Investments in Unconsolidated Marketing Investments - The investments in United Sugars Corporation and Midwest Agri-Commodities Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the Company’s share of the undistributed earnings or losses. Transactions with these companies are considered to be related party transactions.

Investments in Other Cooperatives - The investments in stocks and capital credits of other cooperatives are stated at cost, plus the Company’s share of allocated patronage and capital credits.

Income Taxes

A consolidated federal income tax return is filed for the Company and its subsidiaries. Deferred income taxes are provided for in the timing of certain temporary deductions/increases for financial and income tax reporting purposes.

Revenue Recognition

The Company generally recognizes revenue at the point of customer receipt of product.

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

Self-Funded Insurance

The Contract year for the Company’s employee health plan starts January 1 and ends December 31. In Fiscal year 2008, the Company operated with a fully insured employee health plan through December 2007. The Company switched to a self-funded employee health plan January 1, 2008. Beginning January 1, 2008 the Company contracted with a North Dakota insurance carrier to insure individual health claims exceeding $40,000 and aggregate annual health claims in excess of 120% of expected claims for the plan year. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical information supplied by the Company’s insurance carrier to estimate its liability for these claims. This liability is estimated, based on employee enrollment and factors that are established at each contract renewal. Actual claims experience may differ from Company estimates.

Uninsured Cash Balance

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to certain limits. At times during the year, the Company’s balances exceeded these limits. The Company does not consider this a material risk.

Impairment and Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and will cease to be depreciated. SFAS No. 144 also requires long-lived assets to be disposed of, other than by sale, to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change.

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sold upon receipt of the Company’s product by its customers as well as the net realizable value calculations of the inventory through allocations from the Company’s marketing Subsidiary.

Advertising

The Company’s advertising costs are expensed as incurred. Advertising expense for the years ended August 31, 2009, 2008 and 2007 totaled $19,955, $21,568 and $20,922, respectively.

Pension Liability

In accordance with FAS 158, the Company records the liability for its defined benefit retirement plan as the benefit obligation in the financial statements. The Company has determined that the future tax benefits associated with FAS 158 are patronage sourced and, therefore, will flow directly to the shareholder/growers. As a result, no future tax benefit to the Company is recorded.

Fair Value

In September 2006, the FASB issued FAS 157, “Accounting for Fair Value Measurements.” FAS 157 defines fair value, and establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. In February 2008, the FASB also issued FSP FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes FAS 13, “Accounting for Leases” (“FAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under FAS 13. The provisions of FAS 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) were effective for the Company for the fiscal year beginning September 1, 2008. The Company accordingly adopted the provisions of FAS 157 for these items on September 1, 2008, which did not have a material impact on its consolidated financial statements.

The Company elected to apply the deferral under FSP FAS 157-2, and accordingly, will not apply FAS 157 to its non-financial assets and liabilities that are recognized or disclosed at fair value, until fiscal year 2010. We do not expect that the application of the deferred portion of FAS No. 157 will have a material impact on the Company’s consolidated financial statements.

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 established a fair value hierarchy that prioritizes the assumptions, or “inputs,” used in applying valuation techniques.  The three levels of inputs within fair value hierarchy include:

o	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

o

Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

o

Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The FASB has issued statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement replaces Statement No. 162 and establishes the FASB Accounting Standards CodificationTM. (Codification) as the source of authoritative preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC Registrants. All guidance constrained in the Codification carries and equal level of authority. This statement becomes effective for the Company for the first quarter of fiscal 2010. The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820). This ASU provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This ASU provides clarification: of the measurement techniques required in circumstances in which a quoted price in an active market for the identical liability is not available; of the requirements related to restrictions that prevent a transfer of a liability; and of the requirements for certain Level 1 fair value measurement situations. This ASU becomes effective for the Company for the first quarter of 2010. The Company does not expect that the adoption of this ASU will have a material effect on the Company’s financial statements.

Change in Accounting Policy

FAS 158 Employers Accounting for Defined Benefit Pension Plans and other Post-retirement Plans – This statement requires an employer that is a business entity and sponsors one or more single employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation in the financial statement.

In September of 2006, the FASB issued FAS No. 158 “Employers Accounting for Defined Benefit Pension Plans and Other Post-retirement plans”. This pronouncement was adopted by the Company with the notation that the Company would continue to measure its plan’s liabilities as of May 31. However, with full adoption of FAS 158, the new measurement date for the plan’s liabilities is August 31, 2009, which resulted in a one-time addition to liability and reduction of retained earnings of $284,896.

Concentration and Sources of Labor

The Company’s total factory campaign and full time workforce consists of 463 employees, of which 57% is covered by a collective bargaining agreement. The agreement expires on May 31, 2011.

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

Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income (Loss), establishes rules for reporting comprehensive income and loss and its components. Accumulated other comprehensive loss consists of the SFAS No. 158 adjustment and is presented in the Statement of Member’s Investment.  See Note 12.

NOTE 2 - INTANGIBLE ASSETS

Intangible assets derived from the purchase of the non-controlling interest in Minn-Dak Yeast include $110,152 of Goodwill, which is not being amortized; $514,000 for Customer Relations and $62,000 for a Non-Compete Agreement, which are being amortized on a straight-line basis over 5 years. The amortization of these intangible assets for the years ended August 31, 2009, 2008 and 2007 was $143,127, $143,127 and $38,400, respectively. The cumulative amortization of these intangible assets for the years ended August 31, 2009, 2008 and 2007 is $337,455, $194,327 and $51,200, respectively.

NOTE 3 - INVESTMENTS

The investment in stock of other cooperatives and unconsolidated marketing subsidiaries consists of the following:

	2009	2008	2007

Dakota Valley Electric Cooperative	$5,978,829	$5,632,704	$5,409,916
CoBank	4,964,489	4,801,609	4,676,881
United Sugars Corporation	216,396	971,797	1,255,082
Midwest Agri-Commodities	10,717	10,867	96,359
Other	173,171	106,047	62,060

	$11,343,602	$11,523,024	$11,500,298

NOTE 4 -	SHORT-TERM DEBT, LONG-TERM DEBT, CAPITAL LEASE PAYABLE, AND BONDS PAYABLE

Short-Term Debt

Information regarding short-term debt for the years ended August 31, are as follows:

	2009	2008	2007

Seasonal loan with CoBank, due December 1, 2009, interest variable, currently at 1.65%	$18,977,978	$24,440,000	$19,000,000

On October 15, 2009 Co-Bank extended the maturity date for the seasonal debt line and supplemental facility from November 1, 2009 to December 31, 2009.

The Company has a $50,000,000 seasonal line of credit with CoBank, with $31,022,022 available on August 31, 2009. The Company also has a $15,000,000 bid loan supplemental facility with CoBank. As of August 31, 2009 there were no advances against this line. Advances, maturity dates, and interest rates on the supplemental facility, which expires on December 31, 2009, are not guaranteed. The lines are secured with a first lien on substantially all property and equipment and current assets of the Company. The Company also utilizes the USDA’s CCC Sugar Loan Program to provide an additional source of seasonal financing. Un-advanced funds remaining from the $50,000,000 seasonal debt line are subject to a 0.25% commitment fee.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, are as follows:

	2009	2008	2007

Maximum borrowings	$45,551,000	$57,767,930	$74,850,000

Average borrowing levels	$28,410,018	$36,003,083	$39,241,154

Average interest rates	2.23%	4.23%	6.32%

Long-Term Debt

On October 30, 2008, the Company increased the term debt line with CoBank by $10.0 million.

Information regarding long-term debt at August 31 is as follows:

	2009	2008	2007
CoBank term loan, with fixed and variable rates, due in varying principal repayments through August 20, 2016, fixed interest rates currently at 5.60% to 6.26% and variable interest rate currently at 1.65%, with a first lien on substantially all property, equipment, and current assets of the Company located in Wahpeton, ND	$22,461,958	$15,789,655	$19,113,793

Less current maturities	(2,495,773)	(2,493,103)	(2,493,103)

Long term maturities	$19,966,185	$13,296,552	$16,620,690

In addition, the Company can make special advance payments on its term loans with CoBank after its seasonal loans have been paid in full, with the understanding that the special advance payments will be re-advanced subject to the reinstatement provisions, prior to the granting of any new seasonal loans. Any such advance payments are subject to a commitment fee of 0.25% of the daily un-advanced commitment.

Interest expense for the years ended August 31, 2009, 2008 and 2007 totaled $2,017,945, $3,230,496 and $4,296,972, respectively.

Principal amounts due on the Company’s long-term debt are as follows:

Years ending August 31,

2010	$2,495,773
2011	3,327,697
2012	3,327,697
2013	3,327,697
2014	3,327,697
Thereafter	6,655,397

Total Principal amounts due	$22,461,958

Capital Leases

The Company is the lessee of equipment under capital leases with varying expiration dates. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. On August 31, 2009 the Capitalized Costs of the leased assets were $2,960,658 and accumulated depreciation was $365,403. This equipment is being depreciated in accordance with SFAS No. 13. Depreciation of assets under these capital leases is included in depreciation expense.

Minimum future lease payments under capital leases are as follows:

Years ending August 31,

2010	$534,573
2011	534,573
2012	534,573
2013	900,184
2014	152,450
2015	320,754

Total minimum lease payments	$2,977,107

Less: Amount representing interest	384,265

Present value of net minimum lease payment	$2,592,842

Less: Current Maturities	410,068

Long Term Maturities	$2,182,774

Bonds Payable

The Company financed construction projects related to the processing facility through the sale of Solid Waste Disposal Revenue and Industrial Development Revenue Bonds, Series 1996 and 2002, by Richland County North Dakota. The Company has leased the property and equipment from the County for the sum of the annual principal and interest payments on the bonds. Under the terms of the lease, the Company is responsible for the real estate taxes, insurance, repairs and maintenance, and other costs incident to the ownership of the property. The leased property is included with property and equipment in the financial statements and the bonds have been recorded as a direct obligation of the Company. Ownership of the property and equipment will transfer to the Company when the bonds are repaid in full. The Company guarantees the bonds. The Company has letter of credit arrangements with a bank that provides security for obligations under the bonds payable totaling approximately $13,947,022 at August 31, 2009. There were no outstanding advances under these letter of credit arrangements as of August 31, 2009.

Information regarding Bonds Payable at August 31 is as follows:

	2009	2008	2007

Richland County North Dakota Bonds, with variable rates, due in varying principal repayments through January 2011. Variable interest rate currently at 0.79%	$2,570,000	$3,755,000	$4,880,000

Richland County North Dakota Bonds, with variable rates, due in varying principal repayments through April 2019. Variable interest rate currently at 0.69%	$10,920,000	$11,745,000	$12,535,000

	$13,490,000	$15,500,000	$17,415,000

Less Current Maturities	(2,120,000)	(2,010,000)	(1,915,000)

Long Term Maturities	$11,370,000	$13,490,000	$15,500,000

Minimum future principal payments required on the obligations under bonds payable are as follows:

Years ending August 31,

2010	$2,120,000
2011	2,230,000
2012	955,000
2013	1,005,000
2014	1,055,000
Thereafter	6,125,000

$13,490,000

Bond financing costs incurred in connection with the financing of the construction projects related to the processing facility have been capitalized. The Company is amortizing the bond financing costs over the terms of the financing obtained.

Amortization of bond financing cost for the years ended August 31, 2009, 2008 and 2007 totaled $28,362, $28,362 and $33,340, respectively.

NOTE 5 - MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of nondividend bearing common stock is restricted to a “member-producer,” as defined in the by-laws of the Company. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is also required to purchase units of preferred stock and is entitled to grow the maximum acres per unit of preferred stock as is authorized by the Board of Directors each farming year. The Company’s Board of Directors authorized the members to plant 1.60, 1.50 and 1.60 acres per unit of preferred stock for the fiscal years 2009, 2008 and 2007, respectively. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are nonvoting and nondividend bearing. The Company’s Board of Directors must approve all transfers and sales of stock.

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

The Company allocated non-qualified patronage to the members for the years ended August 31, 2009, 2008 and 2007 of $3,727,840, $5,117,244 and $7,560,504, respectively. During the year ended August 31, 2009, the Company revolved the remaining 46% of the allocated patronage for the fiscal year ended August 31, 2003 totaling $2,199,418 and 33% of the allocated patronage for the fiscal year ended August 31, 2004, totaling $1,426,511. In addition, for the fiscal the period ending August 31, 2009, 2008 and 2007 the Company revolved $101,701, $-0-, and $-0- of allocated patronage to certain deceased members’ estates.

During the year ended August 31, 2008, the Company revolved the remaining 52% of the allocated patronage for the fiscal year ended August 31, 2002 totaling $1,868,412 and 54% of the allocated patronage for the fiscal year ended August 31, 2003, totaling $2,548,991.

During the year ended August 31, 2007, the Company revolved the remaining 94% of the allocated patronage for the fiscal year ended August 31, 2001, totaling $4,324,506 and 48% of the allocated patronage for the fiscal year ended August 31, 2002, totaling $1,714,354.

NOTE 6 - INVESTMENT IN MARKETING COOPERATIVES

The Company has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by the Company and other member processors.

The Company’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. The Company provided United Sugars with cash advances on an ongoing basis for its share of operating and marketing expenses incurred. During the years ended August 31, 2009, 2008 and 2007, the Company had advanced $30,078,285, $34,383,138 and $30,775,443, for operating and marketing expenses incurred respectively. The Company had outstanding advances due to/(from) United Sugars as of August 31, 2009, 2008 and 2007 of $(1,740,649), $(2,064,472) and $36,638, respectively. The Company accounts for United Sugars’ SFAS No. 158 adjustment as an additional change in accumulated other comprehensive income (loss).

The Company has a one-fourth ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All sugarbeet pulp and a portion of the molasses produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The Company provided Midwest with cash advances on an ongoing basis for its share of operating and marketing expenses incurred by Midwest. The Company advanced Midwest during the years ended August 31, 2009, 2008 and 2007, $8,440,062, $9,026,985 and $9,410,648, respectively. The Company had outstanding advances due to Midwest as of August 31, 2009, 2008 and 2007 of $634,852, $572,020 and $805,838, respectively. The owners of Midwest guarantee, on a pro-rata basis, the $9,000,000 short-term line of credit that Midwest has with its primary lender. The Company accounts for Midwest’s SFAS No. 158 adjustment as an additional change in accumulated other comprehensive income (loss).

NOTE 7 - INCOME TAXES

The Company is a nonexempt cooperative as described under Section 1381(a)(2) of the Internal Revenue Code of 1986. Accordingly, net margins from business done with member patrons, which are allocated and distributed as prescribed in Section 1382 of the Code, will be taxable to the members and not to the Company. To the extent that net margins are not allocated and paid as stated above or arise from non-patronage business, the Company shall have taxable income subject to corporate income tax rates.

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31, are as follows:

	2009	2008	2007

Deferred tax assets
Non-qualified allocated patronage due to members	$11,319,000	$11,319,000	$11,040,000
Net operating loss carry forwards	6,121,600	5,706,455	4,393,000
Other	1,113,741	2,427,545	3,428,000

Total deferred tax assets	18,554,341	19,453,000	18,861,000

Deferred tax liabilities
Depreciation	18,528,741	16,325,000	15,834,000
Other	354,400	3,426,000	2,189,000

Total deferred tax liabilities	18,883,141	19,751,000	18,023,000

Net deferred tax asset (liability)	$(328,800)	$(298,000)	$838,000

Classified as follows
Current asset	$25,600	$145,000	$688,000
Long-term asset (liability)	(354,400)	(443,000)	150,000

Net deferred tax asset (liability)	$(328,800)	$(298,000)	$838,000

The state and federal operating loss carry forwards totaling approximately $15,303,976 will expire in 2015 through 2026.

The provision for income taxes is as follows:

	2009	2008	2007

Current expense (benefit)	$(535,945)	$107,679	$2,071,000
Net change in temporary differences	30,800	1,136,000	(2,071,000)

Provision for income taxes	$(505,145)	$1,243,679	$—

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes were as follows:

	2009	2008	2007
Expected federal income tax expense at the statutory rate	35.0%	35.0%	46.2%
State tax expense at statutory rate	5.0%	5.0%	6.6%
Payments to members	-40.0%	-38.3%	-52.2%
Other, net	-0.5%	-0.6%	-0.6%

Effective tax rate	-0.5%	1.1%	0.0%

The Company allocates the patronage related benefits of the Domestic Production Activities Deduction directly to its patrons. During the years ended August 31, 2009, 2008 and 2007 the Company passed through $5,742,508, $-0- and $-0- respectively to its patrons.

Significant temporary timing differences between financial and income tax reporting are as follows:

1.

When non-qualified allocated patronage is elected by the Board of Directors, the Company is not allowed an income tax deduction until they are paid in cash to the member-producers, where as qualified allocated patronage is deducted when declared.

2.

Depreciation - For financial reporting purposes, the companies use straight-line and accelerated methods of depreciation with lives of 3 to 40 years, while, for income tax purposes, the companies use required statutory depreciable lives and methods.

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

5.

Recognition of vacation pay - For financial reporting purposes, vacation pay is charged to expense as accrued, whereas, for income tax purposes, vacation pay is deducted to the extent paid within 2 ½ months of year end.

6.

On August 31, 2006, the Company had a net $915,560 in non-patronage long-term tax liability resulting from a combination of non-patronage tax issues that will reverse over the life of certain assets now considered to be member business related. The Company will amortize the $915,560 long-term liability over the approximate remaining book life of those assets generating the liability. The amortization of the long-term tax liability for the years ended August 31, 2009, 2008 and 2007 was $88,600, $236,280 and $236,280, respectively leaving a remaining balance on August 31, 2009 of $354,400 to be amortized in future years.

7.	Non-qualified deferred compensation is deducted for book purposes as incurred and deducted for tax purposes as paid.

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

The total amount of unrecognized tax benefits as of August 31, 2009 is $274,075. These amounts include accrued interest and penalties of $91,692.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated:

Year Ended August 31,	2009	2008	2007

Balance unrecognized tax benefits	$256,075	$—	$—
Increases for tax positions related to current year	18,000	—	—
Increases for tax positions related to prior year	—	256,075	—
Reductions for tax positions of prior years	—	—	—
Decreases related to settlements	—	—	—
Reductions due to lapsed statute of limitations	—	—	—
Balance unrecognized tax benefits	$274,075	$256,075	$—

Tax returns filed as of August 31, 2003 through current filings are open for examination.

NOTE 8 - DEPRECIATION

The Company’s depreciation expense for the years ended August 31, 2009, 2008 and 2007 was $8,420,580, $8,095,659 and $7,953,469, respectively.

NOTE 9 - ENVIRONMENTAL MATTERS

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

During fiscal year 1997, the Company entered into a long-term lease agreement on a property, which included providing a guarantee for the notes to finance the leased property. The Company’s contingent liability related to these notes totaled $571,648 as of August 31, 2009.

During fiscal year 2000, the Company sold certain notes receivable with recourse. The Company’s contingent liability related to these notes totaled $110,262 as of August 31, 2009.

NOTE 11 - OPERATING LEASES

The Company is a party to various operating leases for vehicles and equipment. Future minimum payments for long-term leases for the years ending August 31, under these obligations, are as follows:

Years ending August 31,

2010	$868,930
2011	57,975
2012	674
$927,579

Operating lease and contract expenses for the years ended August 31, 2009, 2008 and 2007, totaled $1,145,998, $1,535,475 and $1,834,441, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The Company’s matching contribution to the plan is at a level of 100% of employee contributions, with a maximum of 4% of compensation. Employer contributions to the plan for the years ended August 31, 2009, 2008 and 2007 totaled $637,822, $631,063 and $570,045, respectively.

Effective September 1, 2007, individual participating employees who have met the non-elective eligibility requirements of the plan received a contribution of 4% of their compensation each pay period as provided by the plan. Individuals participating in this benefit are excluded from the non-contributory defined benefit plan. Employer contributions to the plan for the years ended August 31, 2009 and 2008 totaled $65,657 and $53,907, respectively.

Pension plan

The Company has a non-contributory defined benefit plan, which covers substantially all employees who meet certain requirements of age, hours worked per year, years of service, and age at retirement or termination. The pension funding policy is to deposit with independent trustees amounts allowable by law. Funds deposited with trusts and insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. The Company’s measurement date was changed to August 31, 2009 and for the prior years the measurement date was May 31, 2008 and 2007, respectively.

In August 2006, the Pension Protection Act (PPA) was signed into law. The PPA modified the funding requirements for defined benefit pension plans by subjecting defined benefit plans to 100% of the current liability-funding target. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk”. These provisions do not apply to plans with less than 500 participants. As of the last plan filing, the Company’s plan had 458 participants.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R”. This standard requires employers to recognize the under funded or over funded status of defined benefit pension and Post-retirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) required under SFAS No. 87. As a result of the application of SFAS No. 158 as of August 31, 2009, 2008 and 2007 the Company increased liabilities by $7,547,180, $639,310 and $3,947,430. These liabilities were offset to accumulate other comprehensive income (loss). As a result of SFAS No. 158, in the year ended August 31, 2009, 2008 and 2007 the Company recognized an increase in accumulated other comprehensive income (loss) of ($7,080,155), ($2,218,282) and ($2,368,458), respectively. In accordance with FAS 158 the measurement date was moved from May 31, 2007 and May 31, 2008 to August 31, 2009 creating a fifteen-month period vs. twelve-month periods the preceding two years.

The following table sets forth the plan’s funded status at August 31:

	2009	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$26,101,309	$25,712,339	$23,525,263
Service cost	1,284,966	940,135	958,696
Interest cost	2,175,966	1,558,671	1,530,008
Experience (gain)/loss due to participant changes	2,774,339	(1,351,129)	370,582
Benefits paid	(1,260,410)	(758,707)	(672,210)

Benefit obligation at end of year	31,076,170	26,101,309	25,712,339

Change in plan assets
Fair value of plan assets at beginning of year	20,158,363	20,277,824	16,961,551
Actual return on plan assets	(2,494,214)	(360,683)	2,990,887
Employer contribution	2,097,024	1,060,000	1,075,000
Benefits and expenses paid	(1,280,595)	(818,778)	(749,614)

Fair value of plan assets at end of year	18,480,578	20,158,363	20,277,824

Funded status	(12,595,592)	(5,942,946)	(5,434,515)
Unrecognized net actuarial loss	—	—	—
Unrecognized prior service cost	—	—	—
Unrecognized transition (asset) obligation	—	—	—

Accrued benefit cost liability	$(12,595,592)	$(5,942,946)	$(5,434,515)

	Pension Benefits
	2009	2008	2007

Non-current assets	$—	$—	$—
Current liabilities	—	—	(660,125)
Noncurrent liabilities	(12,595,592)	(5,942,946)	(4,774,390)
	$(12,595,592)	$(5,942,946)	$(5,434,515)

	2009	2008	2007

Net loss	$11,466,409	$4,436,275	$3,745,541
Prior service cost	128,798	169,107	201,889
	$11,595,207	$4,605,382	$3,947,430

The accumulated benefit obligation for all defined benefit pension plans for the years ended August 31, 2009, 2008 and 2007 were $22,858,793, $19,721,092 and $18,725,646, respectively.

	2009	2008	2007

Weighted-average assumptions as of August 31
Discount rate	6.2%	6.5%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total compensation increase	4.3%	4.3%	4.3%

The net periodic pension cost for the years ended August 31, includes the following components:

	2009	2008	2007

Components on net periodic benefit cost
Service cost	$1,284,966	$940,135	$958,696
Interest cost	2,175,966	1,558,671	1,530,008
Expected return on plan assets	(2,036,453)	(1,621,109)	(1,362,530)
Amortization of prior service cost	40,309	32,782	56,848
Amortization of transition amount	—	—	—
Amortization of net (gain) or loss	295,057	—	239,581

Net periodic benefit cost	$1,759,845	$910,479	$1,422,603

The 2009 data includes a fifteen-month period. The net periodic cost is allocated as follows:

Current Period	$1,474,949
Adjustment to Retained Earnings	284,896
Total	$1,759,845

The Company’s pension plan weighted-average asset allocation at August 31, by asset category is as follows:

	2009	2008	2007
Asset category
Equity securities	61%	66%	69%
Debt securities	37%	31%	27%
Other	2%	3%	4%

Total	100%	100%	100%

Investment Philosophy

The Company’s investment philosophy to achieve acceptable returns with reasonable risks involves diversification into different investment asset classes, which in turn, mitigates an over exposure to any one segment of investment alternatives, avoids market timing, and controls fees.

Expected Return on Plan Assets

The Company’s Pension Committee has relied upon the advice of an independent pension fund consultant to determine the expected return on plan assets for similar funds using similar investment philosophies.

Contributions

The Company expects to contribute $2,800,000 to its pension plan in 2010.

Distributions (Expected Future)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2010	$989,219
2011	800,842
2012	733,877
2013	881,539
2014	888,594
Thereafter, through 2019	6,795,845

As a result of SFAS No. 158, the Company has recognized a charge to accumulated other comprehensive loss as follows:

Fiscal Year Ended August 31:	2009	2008	2007

Beginning Balance	$4,890,516	$2,368,458	—
Minn Dak Farmers Cooperative	7,080,155	2,218,280	2,368,458
United Sugars	771,949	209,017	—
Midwest Agri	68,615	94,761	—

Ending Balance	$12,811,235	$4,890,516	$2,368,458

Non-qualified benefit plans

The Company has various non-qualified plans for those employees who meet certain requirements.

The Supplemental Executive Retirement Plan (SERP) is designed to provide an employee who exceeds the annual compensation limit of the Company’s defined benefit plan with a benefit as if the annual compensation limit didn’t apply. This plan is unfunded; therefore there are no assets associated with this plan. The cumulative liability for this plan for the years ended August 31, 2009, 2008 and 2007 was $231,768, $276,562 and $117,243, respectively.

The Non-Qualified Deferred Compensation plan allows an employee to defer wages to a future date. The deferment becomes part of the company assets. To receive payments under this plan, the participant must meet the requirements of the plan or separate from the Company. The cumulative assets and liabilities for this plan for the years ended August 31, 2009, 2008 and 2007 were $365,015, $385,745 and $579,599, respectively.

Non-Qualified key-life insurance - The Company has life insurance policies on a former executive sufficient to cover a $500,000 obligation to the former executive’s estate. The policies are self sufficient, and requiring no additional funding for the term of the policies.

NOTE 13 - FAIR VALUE MEASUREMENTS

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

Long-term debt and bonds payable - The fair value of obligations under long-term debt and bonds payable are estimated based on the quoted market prices for similar issues or on the current rates offered for debt of similar maturities. The carrying amount on the financial statements approximates fair market value.

NOTE 14 – SUBSEQUENT EVENTS

The Company has considered subsequent events through November 24, 2009.

Item 15c.	Exhibits

Index
3(i)

Articles of Amendment to the Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 as filed on November 21, 1996.

3(ii)	Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
3(iii)	Amended Bylaws of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 as filed on November 26, 2008.
10(a)	Growers’ Agreement (three-year Agreement) (example of agreement which each Shareholder is required to sign.
10(b)

Amended and Restated Uniform Member Marketing Agreement by and between United Sugars Corporation and Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-k for the fiscal year ended August 31, 2007 as filed November 29, 2007.

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
10(r)

David H. Roche Employment Agreement. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 as filed on November 29, 2001 and Amended and Restated Agreement dated August 27, 2009.

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

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	11-24-09
David H. Roche	Chief Executive Officer

/s/ Steven M. Caspers	Executive Vice President and	11-24-09
Steven M. Caspers	Chief Financial Officer

/s/ Allen E. Larson	Controller and	11-24-09
Allen E. Larson	Chief Accounting Officer

/s/ Dale Blume		11-24-09
Dale Blume	Director

/s/ Dennis Butenhoff		11-24-09
Dennis Butenhoff	Director

/s/ Brent Davison		11-24-09
Brent Davison	Director

/s/ Doug Etten		11-24-09
Doug Etten	Director

/s/ Patrick Freese		11-24-09
Patrick Freese	Director

/s/ Dennis Klosterman		11-24-09
Dennis Klosterman	Director

/s/ Russell Mauch		11-24-09
Russell Mauch	Director

/s/ Charles Steiner		11-24-09
Charles Steiner	Director

/s/ Alton Theede		11-24-09
Alton Theede	Director