Form 10-Q
period 2009-11-30
MINN DAK FARMERS COOPERATIVE
filed 2010-01-14
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Co ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	December 23, 2009
$250 Par Value	474

Minn-Dak Farmers Cooperative (“The Company” or the “Registrant”) has previously registered securities for offer and sale pursuant to the Securities Act of 1933, as amended (the “Securities Act”).  As a result of that previous registration under the Securities Act, under Sections 15(d) and 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is obligated to file quarterly reports on form 10-Q, annual reports on Form 10-K and supplemental reports on Form 8-K. However, the Company has not registered any of its securities under Section 12(g) of the Exchange Act. The Company is exempt from any obligation to register its securities under the Exchange Act due to the provisions of Section 12(g)(2)(E), which exempts from Exchange Act registration any security of an issuer, such as the Company, which is a “cooperative association” as defined in the Agricultural Marketing Act of 1929.  As a result, those provisions of the Exchange Act, which are applicable only to securities registered under Section 12 of that act, do not apply to shares issued by the Company. The provisions, which do not apply to the Company’s shares, include the regulation of proxies under Section 14 of the Exchange Act and the reporting and other obligations of directors, officers and principal stockholders under Section 16 of the Exchange Act.

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

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Nov 30, 2009 (Unaudited)	Aug 31, 2009 (Audited)

CURRENT ASSETS
Cash	$153	$94

Receivables
Trade accounts	13,501	14,300
Growers	910	10,196
Receivable from affiliates	420	1,106
Other receivables	3	3
Total Receivables	14,834	25,605

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	43,209	27,046
Non-member refined sugar	204	1,452
Sugarbeet Inventory	52,219	—
Yeast	217	200
Materials and supplies	11,424	11,296
Total Inventories	107,273	39,994

Deferred charges	—	1,324
Prepaid expenses	2,205	3,109
Other current assets	601	—
Current deferred income tax asset	27	26

Total current assets	125,093	70,152

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	27,130	27,130
Buildings	37,758	37,758
Factory/Agricultural equipment	147,419	147,419
Other equipment	4,675	4,675
Capitalized leases	2,961	2,961
Construction in progress	6,085	4,691
Total Property, Plant and Equipment	226,028	224,634
Less accumulated depreciation	(129,478)	(127,336)
Net Property, Plant and Equipment	96,550	97,298

OTHER ASSETS
Investment in other cooperatives, unconsolidated marketing subsidiaries and other corporations	11,367	11,344
Other long-term assets	5,260	1,090
Total Other Assets	16,627	12,434

TOTAL ASSETS	$238,270	$179,884

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND MEMBERS’ INVESTMENT

(In Thousands)

	Nov 30, 2009 (Unaudited)	Aug 31, 2009 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$49,941	$18,978

Current portion of long-term debt, capital leases and bonds payable	5,075	5,026

Accounts payable:
Trade	3,866	11,566
Checks outstanding	2,557	546
Growers	44,853	17,704
Total Accounts Payable	51,276	29,816

Accrued liabilities	4,194	2,946

Total current liabilities	110,486	56,766

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	32,902	33,519

LONG-TERM DEFERRED INCOME TAX LIABILITY	332	354

LONG-TERM UNRECOGNIZED TAX LIABILITY	279	274

LONG-TERM PENSION LIABILITY	12,827	12,827

COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	156,826	103,740

MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 474 shares at November 30,2009 and 474 shares at August 31, 2009	119	119
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	33,559	28,299
Accumulated other comprehensive loss	(12,793)	(12,811)
Retained earnings	9,982	9,960
Total Member Investment	81,444	76,144

TOTAL LIABILITIES AND MEMBERS’ INVESTMENT	$238,270	$179,884

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three-Months Ended
	Nov 30, 2009	Nov 30, 2008
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$56,498	$58,683
Changes in finished goods inventory and in-process sugar at NRV	16,162	13,406
Total Revenue	72,660	72,089

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	22,777	23,230
Sales and distribution costs	11,696	14,480
General and administrative	1,523	1,555
Interest	407	701
(Gain)/Loss on disposition of property and equipment	(123)	—
Total Expenses	36,280	39,966

OTHER INCOME	31	871

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	$36,411	$32,994

INCOME TAX BENEFIT (EXPENSE)	$22	$(39)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$36,433	$32,955

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$22	$1
Patronage income	5,260	4,110
Net income credited to members’ investment	5,282	4,111

Allocated costs of sugarbeets paid or payable to growers for production to date	$31,151	$28,844

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$36,433	$32,955

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three-Months Ended
	Nov 30, 2009	Nov 30, 2008

OPERATING ACTIVITIES
Net income credited to members’ investment	$5,282	$4,111
Add (deduct) noncash items:
Depreciation	2,142	2,052
Amortization	52	61
(Gain) Loss on property and equipment disposals	(123)	—
(Gain) Loss allocated from unconsolidated marketing subsidiaries	0	(1)
Deferred income taxes	(23)	(27)
Changes in operating assets and liabilities
Accounts receivable and advances	10,771	11,848
Inventory and prepaid expenses	(66,975)	(56,200)
Deferred charges and other assets	2,097	1,539
Accounts payable, accrued liabilities and other liabilities	24,328	18,468
Net cash used (in)/from operating activities	(22,449)	(18,149)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	123	—
Change in other assets	(5,000)	—
Capital expenditures	(1,023)	(953)
Net cash used in investing activities	(5,900)	(953)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	30,963	15,219
Checks Outstanding	2,011	—
Net proceeds from issuance of long-term debt	—	10,000
Payment of long-term debt and capital leases	(940)	(935)
Payment of allocated patronage	(3,626)	(4,417)
Net cash provided by financing activities	28,408	19,867

NET INCREASE/(DECREASE) IN CASH	59	765

CASH, BEGINNING OF YEAR	94	159

CASH, END OF QUARTER	$153	$924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$354	$624

Income taxes, net of refunds	$1	$1

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment purchased by issuance of capital lease	$371	$1,715

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month periods ended November 30, 2009 and 2008 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009. The results of operations for the three-month period ended November 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2010.

2.       Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase price that approximates cost. During the periods when sugarbeets are purchased from growers and/or non-members, but not yet converted into refined sugar or in-process sugar, that inventory is valued at grower and/or non-members payment cost. In valuing inventories at Net Realizable Value (“NRV”), the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.       In September 2009, and effective as of August 31, 2009, the Company declared a revolvement of the remaining 46 percent of the allocated patronage for the 2002-crop totaling $2.2 million and 33 percent of the allocated patronage for the 2003-crop totaling $1.4 million. These amounts were accrued as of August 31, 2009 and paid to the stockholders on September 18, 2009.

4.       In November 2009, the Company allocated to members $3.7 million of patronage from the 2008-crop in the form of non-qualified allocated patronage credits.

5.       As of November 30, 2009 the Company had $77.9 million of short-term credit capacity, with $49.9 million being utilized, leaving a remaining short-term credit capacity of $28.0 million. The $77.9 million consists of $50.0 million short-term line of credit from its primary lender CoBank (“the Bank”), $15.0 million bid loan supplement facility through the Bank (which is available from the Bank upon request by the Company, however, it is contingent upon the Bank’s lending capacity at the time of request) and $12.9 million of USDA Commodity Credit Corporation sugar loan capacity. The increase in seasonal debt from August 31, 2009 to November 30, 2009 is due to normal seasonal operations and the funding necessary to cover crop payments to growers.

On November 1, 2009 the Company’s loan agreements were scheduled to be renewed. For administrative purposes, the Company and its primary lender agreed on October 14, 2009 to extend these loans through December 31, 2009.

On December 15, 2009 the Company renewed the Revolving Credit Supplement. The Revolving Credit Supplement was renewed at $45.0 million. The bid loan supplement was not renewed.

The Company’s fixed long-term debt approximates fair value.

6.       The Company’s shareholders harvested 2,010,071 tons of sugarbeets from the 2009-crop, which created an estimated payment liability of $82.9 million.

7.       The Financial Accounting Standards Board has issued FASB ASC 715 (formerly Statements of Financial Accounting Standards No. 158), Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective for the interim period financial statements ending November 30, 2008, but does not change the recognition requirements related to pensions and post-retirement benefits.

Components of Net Periodic Benefit Cost for the Three-Months Ended November 30, 2009 and November 30, 2008

(In 000’s)

Pension Plan

Other Than Pension Plan

2010

2009

2010

2009

Service Cost

	$

251

			$

265

					$

0

							$

0

Interest Cost

461

440

0

0

Expected return on plan assets		(373)		(407)		0		0
Amortization of prior service cost		8		8		0		0
Amortization of transition cost		0		0		0		0
Amortization of net (gain) loss		152		63		0		0
Net periodic benefit cost		$499		$369		$0		$0

Through the three-month periods ended November 30, 2009 and 2008, the Company made $0.0 contributions.  During the balance of the fiscal year, the Company is projecting $1.5 million in payments vs. $1.8 million in the prior fiscal year.

8.       Recently Issued Accounting Pronouncements:

None of the recently issued Accounting Standards Updates had, or will have any material effect on the Company’s reported financial position or results of operations.

9.       Change in Accounting Standards:

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard (FASB 162 The Hierarchy of Generally Accepted Accounting Principles) that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on September 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

10.    Subsequent Events:

The Company has evaluated Subsequent Events through January 14, 2010 the date the financial statements were issued.

On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds.  All bonds outstanding as of January 15, 2010 will be called and new bonds will be issued with a single maturity date of February 1, 2025.  In addition, $7.0 million in new tax-exempt bonds, which are exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures.  These bonds are scheduled to be issued in February 2010 and will mature on February 1, 2025.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion should be read in conjunction with information contained in the Consolidated Financial Statements     and Notes thereto and in the Company’s Annual Report on Form 10K for fiscal year ended August 31, 2009.

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative  (the “Company” or the “Registrant”) for the three-month period ended November 30 (the first quarter of the Company’s 2009 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

There have been no material changes to the Company’s critical accounting policies since the filing of its Annual Report on form 10-K for the year ended August 31, 2009. The Company’s critical accounting estimates include the following:

Subsidiaries

Subsidiaries that are controlled by the Company are consolidated in the Company’s financial statements.   The Company has created and capitalized a wholly owned subsidiary called Link Acquisition Company LLC (“Link”) on December 18, 2008, which was formed to advance possible strategic business activities by the Company.  On December 3, 2009 the USDA approved the transfer of 1.3709286 percent of the Domestic Beet Sugar Allotment from another processor to the Company through its subsidiary Link.  The transfer was made by the USDA in accordance with its regulations regarding the transfer of beet sugar allocations.  The Company is awaiting approval by the USDA of another transaction, whereby an amount of the Company’s allocation, equal to 0.8373168 percent of the Domestic Beet Sugar Allotment, will be transferred to another beet sugar processor.   The net result of these two transactions will be an increase in the Company’s beet sugar allocation for 2009 and later crop years.  For 2009, the Company’s allocation will be increased by approximately 26,750 short tons raw value.

Inventory Valuation

Finished goods inventories of sugar, in process sugar, pulp and molasses are valued at estimated net realizable value. The Company derives its estimates from sales contracts, recent sales and evaluations of market conditions and trends. Changes in market conditions may cause management’s estimates to differ from actual results.

Derivative and Hedging Activities

FASB ASC 815 (formerly SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities) requires the Company to recognize all derivatives, as defined, on the balance sheet at fair value.

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

The Company reviews its property and equipment and leased property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the three-month period covered by this report. However, considerable management judgment is necessary to estimate future cash flows and therefore these management estimates may differ from actual results.

Defined Benefit Pension Plan

The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by FASB ASC 715 (formerly SFAS No. 158,  “Employers Accounting for Defined Benefit Pension Plans and Other Post Retirement Plans”) to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for the Company’s defined benefit pension plan. Three of the most significant assumptions are the discount rates, expected long-term rate of return on plan assets and rate of total compensation increase. In making these assumptions, the Company is required to consider current market conditions, including changes in interest assumptions.

Key assumptions used to determine annual pension expense are as follows:

	2010	2009
Discount rate	6.19%	6.50%
Expected return on plan assets	8.00%	8.00%
Rate of total compensation increase	4.25%	4.25%

Discount Rate: An assumed discount rate is required to be used in the pension plan actuarial valuation. The discount rate is a significant assumption. The company uses the Mercer Pension Index for the discount rate to be applied with the plan year 2010 and forward.  Prior to the use of this Index, the plan sought guidance from outside pension experts for the appropriate rate.

Expected Return on Plan Assets: The expected long-term rate of return on plan assets should, over time; approximate the actual long-term returns on pension plan assets. The Company’s methodology for selecting the Expected Return on Plan Assets is to seek guidance from outside pension experts for an appropriate rate.

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

Income Taxes

On September 1, 2007 The Company adopted the provisions of FASB ASC 740 (formerly FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”). FASB ASC 740 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or are expected to be taken in an income tax return. FASB ASC 740 requires that the company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in its financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements.

The total amount of unrecognized tax benefits as of November 30, 2009 and November 30, 2008, respectively, are $0.3 million and $0.3 million. These amounts at November 30, 2009 and November 30, 2008, respectively, include accrued interest and penalties of $0.1 million and $0.1 million.

After the September 1, 2007 implementation of FASB ASC 740, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

RESULTS OF OPERATIONS

Comparison of the three months ended November 30, 2009 and November 30, 2008

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $31.2 million, an increase of $2.3 million or 8.0 percent from the prior year.  As of November 30, 2009, Management has estimated the Fiscal 2010 payment to growers for sugarbeets at $82.9 million, which is $9.1 million or 9.8 percent less than the prior year. Tons to be processed of sugarbeets is a combination of an increase of 0.1 million harvested tons, an increase of 0.1 million tons of tolled sugarbeets and a decrease of 0.2 million tons of non-patronage sugarbeets for a combined tonnage of a similar amount of delivered tons of sugarbeets.

The decrease in payments to members is based upon (i) an average delivered sugar content of 15.5 percent, a 6.4 percent decrease from the 2008-crop, (ii) a total member sugarbeet crop to process of 2.0 million tons and (iii) the Company’s projected selling price for its sugar, molasses and yeast being higher, offset by lower pulp prices when compared to the previous year.

Revenues for the quarter ended November 30, 2009 were comprised of Sugar 83 percent, Pulp 6 percent, Molasses 5 percent and Yeast 6 percent.

Revenue and inventory changes for the three months ended November 30, 2009 increased $0.6 million from the 2008 period. Revenue from the sale of finished goods decreased $2.2 million and the change in the value of inventories increased $2.8 million.

Revenue from the sale of sugar decreased $2.7 million, or 5.4 percent reflecting a 12.1 percent decrease in volume and a 6.8 percent increase in the sales price for sugar.  The volume decrease is due to less projected sugar being produced from the 2009 vs. 2008 crop.  The price increase reflects a market wide response to a tighter supply of sugar.

Revenue from pulp sales increased $0.2 million, or 4.3 percent reflecting a 17.8 percent increase in sales volume and a 13.5 percent decrease in the average gross selling price. The increase in volume is primarily the result of carry-over sales from the prior fiscal year and timing of shipments to customers vs. the prior year. The decrease in gross selling price was due to lower demand for pulp and lower prices for corn and other commodities used in feed rations during the primary marketing time frame.

Revenue from molasses sales remained substantially unchanged for the period with a 19.8 percent decrease in sales volume and a 20.3 percent increase in the average gross selling price. The decrease in sales volume is primarily the result of lower pool production this year and the timing of shipments to customers vs. the prior year.  The selling price increase reflects the value of carry-over sales from August 31, 2008 into the first quarter ended November 30, 2008, which were significantly lower than the carry-over sales prices from August 31, 2009 into the first quarter ended November 30, 2009.  As future period sales reflect the current crop marketing efforts, the overall price increase from market demand is expected to be less dramatic.

Revenues from yeast sales increased $0.3 million, or 9.6 percent reflecting a 10.9 percent increase in the average selling price and a 1.3 percent decrease in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the yeast industry, necessitating some pass-through of these costs to customers. Volume decreases resulted from decreased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the three months ended November 30, 2009 amounted to $16.2 million or $2.8 million more of an increase in the value of finished goods inventories for the three months ended November 30, 2008.  The primary factor for the increased change in inventories was due to higher levels of sugar inventory and NRV adjustments.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $22.8 million, $0.5 million or 2.0 percent less than the prior year.  Marketing costs totaled $11.7 million, $2.8 million or 19.2 percent less than the quarter ended November 30, 2008. The decrease in marketing costs is primarily due to purchasing less non-member sugar for marketing needs than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $50.0 million through December 15, 2009 and $45.0 million thereafter, of which $5.0 million was available as of November 30, 2009. The Company also had a $15.0 million bid loan supplement facility through the Bank, of which $10.0 million was available on November 30, 2009. The bid loan supplement facility had a $5.0 million balance as of November 30, 2009.  On December 28, 2009, the bid loan facility matured and the new seasonal loan provisions did not include a bid loan facility. The Company also had $12.9 million of seasonal financing capacity for the period ending November 30, 2009 through the USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2008 Farm Bill, of which $12.9 million was available on November 30, 2009.

The loan agreements between the Bank and the Company were scheduled to be renewed on or by October 31, 2009.  The Company and the Bank mutually agreed to move the renewal date to December to allow the Company and the Bank an opportunity to more accurately project the Company’s seasonal borrowing needs.

On December 15, 2009, the Company renewed, through December 31, 2010, the revolving Credit Supplement with the Bank. The loan agreements included the following:

o    The revolving Credit  Supplement was renewed at $45.0 million, $5.0 million less than the prior agreement.  The $5.0 million reduction will reduce un-advanced loan fees.

o    The Bid Loan Supplement was not renewed.

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

As of November 30, 2009 the Company was in compliance with its loan agreement covenants with the Bank.

On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds.  All bonds outstanding as of January 15, 2010 will be called and new bonds will be issued with a single maturity date of February 1, 2025.  In addition, $7.0 million in new tax-exempt bonds, which are exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures.  These bonds are scheduled to be issued in February 2010 and will mature on February 1, 2025.

Working Capital as of November 30, 2009 totals $14.6 million compared to $13.4 million at August 31, 2009, an increase of $1.2 million for the period. Increased working capital is a result of the normal operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.

The Company’s estimate of working capital for August 31, 2010 is approximately $14.5 million dollars. The Company has approximately five years of Bank long-term debt remaining and it has two tax-exempt bond issues, which are scheduled to be called and replaced by bonds with a 15-year maturity on January 28, 2010.

Capital expenditures for fiscal year 2010 have been approved at $5.8 million. The Company is funding these capital expenditures through a combination of depreciation as an element of working capital and additional long-term debt in the form of tax-exempt bonds.

Cash used in operations totaled $22.5 million versus $18.1 million for the three-month period ended November 30, 2009 and 2008, respectively. The increase of $4.4 million was partially the result of higher inventories and pre-paid expenses.

The Net Cash used for Investing Activities was $5.9 million versus $1.0 million for the three-month periods ended November 30, 2009 and 2008, respectively. This increase was primarily in the area of Change in Other Assets.

The Net Cash Provided by financing activities was $28.4 million versus $19.9 million for the three-month periods ended November 30, 2009 and 2008, respectively.  The change in seasonal debt was $31.0 million versus $15.2 million for the three-month periods ended November 30, 2009 and 2008, respectively. Proceeds of long-term debt and capital leases were $0.0 million versus $10.0 million for the three-month periods ended November 30, 2009 and 2008, respectively.

Cash increased less than $0.1 million for the three-month period ended November 30, 2009.

Below is a table detailing the Company’s loan and lease payment obligations:

	Payments Due by Period

Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	21.6	2.5	9.1	6.7	3.3
Bonds Payable	13.5	2.1	4.2	2.1	5.1
Capital Leases	2.9	0.5	1.9	0.5	0.0
Unconditional Purchase Obligations	0.0	0.0	0.0	0.0	0.0
Other Long Term Obligations-Pension	17.2	1.6	6.2	4.2	5.2
Total Long Term Obligations	55.2	6.7	21.4	13.5	13.6
Interest on Long Term Debt & Bonds	3.0	0.6	1.6	0.6	0.2
Operating Leases	0.9	0.8	0.1	0.0	0.0
Total Contractual Obligations	59.1	8.1	23.1	14.1	13.8

ESTIMATED FISCAL YEAR 2010/ CROP YEAR 2009 INFORMATION

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

The Company’s members harvested 2.0 million tons of sugarbeets from the 2009-crop, approximately 10.0 percent less than the most recent 5-year average, due to extremely wet harvest conditions in a significant part of its growing area.  Sugar content of the 2009-crop at harvest was 8.2 percent below the average for the five most recent crop years. Because of the lower harvested tons and lower sugar percent, the Company’s production of sugar from the 2009-crop sugarbeets from member and non-member purchased sugarbeets is expected to be 18.3 percent less than the average of the five most recent years of sugar production.

The Company’s initial sugarbeet payment estimate used for the preparation of the November 30, 2009 financials totaled $40.00 per ton or $0.15546174 per harvested/bonus extractable pound of sugar, with the final sugarbeet payment determined in October of 2010. The Company increased the projected payment to $41.26 per ton or $0.16059681 per pound of sugar at the December 18, 2009 Board of Directors meeting.  The $41.26 sugarbeet payment has a $1.00 per ton of sugarbeets budget contingency hold back until such time as the Company has an accurate assessment of what the final payment for the 2009 sugarbeet crop will be.  The final sugarbeet payment will be determined and paid in October of 2010.  The estimated sugarbeet payment is based upon the best information available as of December 18, 2009.  The estimated sugarbeet payment may be changed, modified or amended as additional information becomes available during the Company’s fiscal year.  The lower projected 2009-crop payment per ton results from fewer total tons of beets processed, lower sugar content in the sugarbeets, lower pulp prices and increased operating and fixed costs per ton; and offset somewhat by higher sugar prices versus the prior year.

It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

ESTIMATED FISCAL YEAR 2011 INFORMATION

On September 22, 2009, the Company’s Board of Directors determined that the planting level for the 2010-crop will be 150 percent of member preferred shares plus a 10 percent measuring tolerance for a total maximum planting of 160 percent and a total minimum planting of 140 percent of member preferred shares.

OTHER INFORMATION

Food, Conservation and Energy Act of 2008

The Food, Conservation and Energy Act of 2008 (the “Farm Bill”) enacted in June 2008, contains several provisions related to the domestic sugar industry aimed at achieving balance and stability in the U.S. sugar market while minimizing the cost to the Federal government.  The Farm Bill applies to the 2008 through 2012 crop years.  Generally, the Farm Bill:

•      maintains a non-recourse loan program,

•      sets a minimum overall allotment quantity for U.S. producers at no less than 85 percent of domestic consumption,

•      maintains a system of marketing allocations for sugarbeet and sugar cane producers,

•      restricts imports of foreign sugar and

•      provides a new market balancing mechanism to divert any oversupply of sugar from sugar producers to ethanol producers.

Under the Farm Bill, sugar processors can borrow funds on a non-recourse basis from the Commodity Credit Corporation (CCC), with repayment of such funds secured by sugar.  If the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans to the CCC in lieu of repayment.  Processors may also obtain CCC loans for “in-process” sugar or syrups at 80 percent of the loan rate.

The Farm Bill incorporates gradual loan rate increases for raw and refined sugar.  For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011.  Raw cane loan rates will remain at 18.00 cents/lb in 2008 then rise gradually to 18.75 cents by 2011, and they will remain at 18.75 cents/lb for the 2012 crop year.  Refined beet sugar loan rates are set at 23.45 cents/lb for the 2009 crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2010 through 2012 crop years.

The United States Department of Agriculture (USDA) has historically maintained raw and refined sugar prices above the forfeiture price without cost to the U.S. Treasury by regulating the supply of sugar in the U.S. market through management of a tariff rate quota system.  Currently, forty exporting countries retain guaranteed preferential access to the U.S. market under World Trade Organization (WTO) and Free Trade Agreement (FTA) rules.  Mexico’s access has been unlimited since January 1, 2008.  This Farm Bill sets a minimum overall allotment quantity for U.S. producers at no less than 85 percent of domestic consumption and provides a market balancing mechanism if there is an oversupply in the domestic sugar market.  If the Secretary of Agriculture determines there is an oversupply of sugar, the new market balancing mechanism requires the Secretary to divert the excess sugar from sugar producers to ethanol producers while minimizing the cost to the U.S Treasury.  Although the market balancing mechanism will provide sustainability to the sugar industry in the short term, there is no assurance that the sugar-to-ethanol program will be in place after the Farm Bill expires.

The marketing allotments and allocations set forth under the Farm Bill affect the sugar produced from the 2008 crop through the 2012 crop.  On an annual basis, the marketing allotments and the corresponding allocation to the Company will dictate the amount of sugar the Company can sell into the domestic market.  The Company’s marketing allocation for the 2009 crop is currently set at approximately 6.5 million hundredweight.  The Company’s allocation may reduce or increase the amount of sugar the Company can market for a given year, thus affecting the number of acres of sugarbeets required for processing to produce that amount of sugar.

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from and exports of sugar to Mexico expired on January 1, 2008.  Imports of Mexican sugar could cause material harm to the United States sugar market.  The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities to the United States.

Regional and Bilateral Free Trade Agreements

The United States government may continue to pursue international trade agreements.  The Company monitors the U.S. government’s international trade policy because it may lead to additional commitments to import sugar into the U.S. market. The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Columbia Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; the South African Customs Union Free Trade Agreement, and others. The Columbia Free Trade Agreement and the Panama Free Trade Agreement have been completed, signed, but as yet not been ratified by the U.S. Congress. The Company is uncertain when these two trade agreements will be brought before Congress for a vote. Many of the countries included in these agreements are major sugar producers and exporters.

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

The Doha Round negotiations of the World Trade Organization have resumed at some level but it is unclear at this time whether these negotiations will result in an agreement any time soon. There were ongoing efforts among key member countries to negotiate and finish the Doha Round by the end of calendar year 2009. However those efforts failed and the Company believes that discussions will continue into 2010 to try to get a successful conclusion to the Doha Round.  If formal negotiations are successful, the outcome of any negotiated arrangement could have adverse consequences for the Company.

Environmental

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the normal course of business.  The Company works closely with all affected government agencies to resolve environmental issues that arise and believes they will be resolved without any adverse effect on the Company.

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHG’s).  Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHG’s and carbon dioxide emissions in order to reduce the impact of global climate change.  In June 2009 the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act.  This bill creates a system for regulating emissions of GHG’s and also creates a market for emission allowances or credits. It is uncertain whether the steps necessary to move this bill or similar bills through the legislative process will be completed this fiscal year. The Company believes it is likely that industries generating GHG’s, including the Company, will be subject to either federal or state regulation relating to climate change policies sometime in the future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if it is unable to pass the increased costs on to the Company’s customers.

In March 2009 the United States Environmental Protection Agency (“EPA”) proposed regulations mandating reporting of greenhouse gas emissions from “all sectors of the economy.”  The proposed regulation would apply to downstream facilities with greenhouse gas emissions equal to or greater than 25,000 tons per year and to upstream suppliers of fossil fuels and industrial greenhouse gases as well as to manufacturers of vehicles and engines.  Those subject to the regulations would be required to submit annual reports of emissions of carbon dioxide (CO2 and other types of gasses. The Company is monitoring this and similar proposed regulation changes and their potential impact to the Company.

Also, the Occupational Safety and Health Administration (“OSHA”) has issued an advance notice of proposed rulemaking (ANPR), whereby OSHA is requesting comments, including data and other information, on issues related to the hazards of combustible dust in the workplace. OSHA plans to use the information received in response to this notice in developing a proposed broad standard for combustible dust. The Company believes that sugar dust will be included the definition of combustible dust and therefore subject to the new proposed standard. The Company and the Sugar Industry are working together to provide the necessary information to OSHA regarding sugar dust, and to monitor the proposed combustible dust standard going forward. The Company cannot determine at this time if any final rule on combustible dust will have a material negative impact on its future earnings or on its beet payments to growers.

Beet Seed

On September 21, 2009 the U.S. District Court (the “Court”) ruled against the defendant, U.S. Department of Agriculture (“USDA”), in the Roundup Ready® sugarbeet case finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets.  The Court, in its decision, determined that the USDA is now required to prepare a full Environmental Impact Statement. It initially set October 30, 2009 as the date to address the “remedy phase” of the case.  It is during this remedy phase that the actual impact of the decision on sugarbeet producers and the Company would become more defined.

On December 4, 2009 the Court decided how it would proceed with the next phase of litigation concerning the approval of Roundup Ready® sugarbeets. The Court scheduled a hearing regarding remedies for June of 2010, with the timing of such hearing subject to change by the Court. It is at this hearing that the actual direct impact of the decision on sugarbeet producers and the Company will become more defined. There is no way to predict how the Court will rule in the remedy phase. The Court took no action on December 4th that would restrict growers’ choice or ability to plant Roundup Ready® sugarbeets in 2010. There is always a possibility of interim developments, but the Company believes that it is unlikely that there will be any interference with the 2010 commercial root crop.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

None

Item 1A.      Risk Factors.

See the Company’s 8-31-09 10-k, Item 1A

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

None

Item 5.         Other Information

None

Item 6.         Exhibits

a)    Exhibits

Item #10(s)       Revolving Credit Supplement

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	January 14, 2010	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	January 14, 2010	/s/ STEVEN M. CASPERS
Steven M. Caspers
Executive Vice President and Chief Financial Officer