Form 10-Q
period 2010-02-28
MINN DAK FARMERS COOPERATIVE
filed 2010-04-14
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2010

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

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒      Smaller Reporting Co ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	March 24, 2010

$250 Par Value	474

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	Feb 28, 2010	Aug 31, 2009
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$308	$94

Receivables
Trade accounts	18,810	14,300
Growers	—	10,196
Receivable from affiliates	70	1,106
Other receivables	3	3
Total Receivables	18,883	25,605

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	52,968	27,046
Non-member refined sugar	13	1,452
Sugarbeet inventory	26,208	—
Yeast	195	200
Materials and supplies	11,056	11,296
Total Inventories	90,440	39,994

Deferred charges	411	1,324
Prepaid expenses	2,490	3,109
Prepaid beet seed	8,414	30
Other current assets	136	—
Current deferred income tax asset	123	26

Total Current Assets	121,205	70,182

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	27,919	27,130
Buildings	37,758	37,758
Factory/Agricultural equipment	150,197	147,419
Other equipment	5,268	4,675
Capitalized leases	3,353	2,961
Construction in progress	2,383	4,691
Total Property, Plant and Equipment	226,878	224,634
Less accumulated depreciation	(131,693)	(127,336)
Net Property, Plant and Equipment	95,185	97,298

OTHER ASSETS
Investment in other cooperatives, unconsolidated marketing subsidiaries and other corporations	10,438	11,344
Restricted investments	6,864	—
Other long-term assets	5,330	1,090
Total Other Assets	22,632	12,434

TOTAL ASSETS	$239,022	$179,914

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBERS’ INVESTMENT
(In Thousands)

	Feb 28, 2010	Aug 31, 2009
	(Unaudited)	(Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$48,908	$18,978

Current portion of long-term debt, capital leases and bonds payable	2,965	5,026

Accounts payable:
Trade	4,358	11,596
Checks outstanding	844	546
Growers	27,895	17,704
Total Accounts Payable	33,097	29,846

Income tax	193	—

Accrued liabilities	6,791	2,946

Total Current Liabilities	91,954	56,796
LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	39,838	33,519

LONG-TERM DEFERRED INCOME TAX LIABILITY	310	354

LONG-TERM UNRECOGNIZED TAX LIABILITY	283	274

LONG-TERM PENSION LIABILITY	13,667	12,827

COMMITMENTS AND CONTINGENCIES

Total Liabilities	146,052	103,770
MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 472 shares at February 28, 2010 and 474 shares at August 31, 2009	118	119
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	44,845	28,299
Accumulated other comprehensive loss	(12,774)	(12,811)
Retained earnings	10,204	9,960
Total Members’ Investment	92,970	76,144

TOTAL LIABILITIES AND MEMBERS’ INVESTMENT	$239,022	$179,914

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	Feb 28, 2010	Feb 28, 2009	Feb 28, 2010	Feb 28, 2009
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$55,970	$50,821	$112,468	$109,504
Changes in finished goods inventory and in-process sugar at NRV	9,759	33,468	25,922	46,874
Total Revenue	65,729	84,289	138,390	156,378

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	19,655	26,636	42,433	49,866
Sales and distribution costs	10,210	8,839	21,906	23,319
General and administrative	1,893	1,849	3,415	3,461
Interest	609	572	1,016	1,273
(Gain) Loss on disposition of property and equipment	—	—	(122)	—
Total Expenses	32,367	37,896	68,648	77,919

TOLLING & OTHER REVENUE	7,056	946	7,087	1,816

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	$40,418	$47,339	$76,829	$80,275

INCOME TAX BENEFIT (EXPENSE)	$(150)	$14	$(128)	$32

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$40,268	$47,353	$76,701	$80,307

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$222	$1	$244	$2
Patronage income	11,286	16,151	16,546	20,261
Net income credited to members’ investment	11,508	16,152	16,790	20,263

Allocated costs of sugarbeets paid or payable to growers for production to date	$28,760	$31,201	$59,911	$60,044

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$40,268	$47,353	$76,701	$80,307

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six-Months Ended
	Feb 28, 2010	Feb 28, 2009
OPERATING ACTIVITIES
Net income credited to members’ investment	$16,790	$20,263
Add (deduct) noncash items:
Depreciation	4,426	4,260
Amortization	138	120
(Gain) Loss on property and equipment disposals	(122)	—
(Gain) Loss allocated from unconsolidated marketing subsidiaries	0	(2)
Noncash portion of patronage capital credits	(183)	(164)
Deferred income taxes	(141)	—
Changes in operating assets and liabilities
Accounts receivable and advances	6,722	9,084
Inventory and prepaid expenses	(58,345)	(63,294)
Deferred charges and other assets	1,805	1,318
Accounts payable, accrued liabilities and other liabilities	11,464	8,027
Net cash used (in)/from operating activities	(17,446)	(20,388)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	123	—
Change in other assets	(4,400)	—
Capital expenditures	(1,922)	(3,628)
Patronage received from other coops	1,135	418
Net cash used in investing activities	(5,064)	(3,210)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	29,930	19,445
Checks outstanding	298	—
Net proceeds from issuance of long-term debt	—	11,715
Payment of long-term debt and capital leases	(3,135)	(3,037)
Payment of financing fees	(743)	(207)
Payment of allocated patronage	(3,626)	(4,417)
Net cash provided by financing activities	22,724	23,499

NET INCREASE/(DECREASE) IN CASH	214	(99)

CASH, BEGINNING OF YEAR	94	159

CASH, END OF QUARTER	$308	$60

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$880	$1,201

Income taxes, net of refunds	$12	$(869)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Proceeds for bond issuance transferred to restricted investment	$7,000	$—

Equipment purchased by issuance of capital lease	$392	$1,715

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month and six-month periods ended February 28, 2010 and 2009 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009. The results of operations for the three-month and six-month periods ended February 28, 2010 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2010.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Third-party sugar costs include product, delivery, poll adjustment, and refining fee costs. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase price that approximates cost. During the periods when sugarbeets are purchased from growers and/or non-members, but not yet converted into refined sugar or in-process sugar, that inventory is valued at grower and/or non-members payment cost. In valuing inventories at Net Realizable Value (“NRV”), the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

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

5.

As of February 28, 2010 the Company had $64.0 million of short-term credit capacity, $45.0 million with CoBank (“the Bank”) and $19.0 million with USDA Commodity Credit Corporation (“CCC”). Short term credit utilized as of February 28, 2010 consisted of $48.9 million, $32.5 million from the Bank and $16.4 million from CCC, leaving a remaining short-term credit capacity of $15.1 million. The increase in seasonal debt from August 31, 2009 to February 28, 2010 is due to normal seasonal operations.

6.

On December 15, 2009 the Company renewed the Revolving Credit Supplement through December 31, 2010. The Revolving Credit Supplement was renewed at $45.0 million. The bid loan supplement was not renewed.

7.

On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds. All variable rate bonds outstanding as of January 15, 2010 were called and new variable rate bonds were issued with a single maturity date of February 1, 2023 with no associated gains or losses. In addition, $7.0 million in new tax-exempt bonds, which are exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures. These variable rate bonds were issued on February 18, 2010 with a single maturity date of February 1, 2025. The letters of credit from the Bank associated with these bonds were also renewed as of the date of the issuance of the bonds. The new tax-exempt bonds, initially $7.0 million, are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company.

8.

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Quoted market prices are generally not available for the Company’s financial instruments. Fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•

Long-Term Debt, Inclusive of Current Maturities - Based upon current borrowing rates with similar maturities, the book value of the long-term debt as of February 28, 2010, was approximately $20.7 million of Bank debt in comparison to the fair value of $20.8 million. Also included in the Company’s long-term debt is $19.2 million in tax-exempt bonds, in comparison to the fair value of $19.2 million.

	•	Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s Restricted Investments was $7.0 million in comparison to the fair value of $7.0 million.

•

Investments in CoBank, and Investments in Marketing Cooperatives - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

9.

The Company’s shareholders harvested 2,010,071 tons of sugarbeets from the 2009-crop, which created an estimated payment liability of $85.9 million. This estimate was based upon an estimate of $42.76 per average ton payment.

10.

The sugar beet industry is currently involved in litigation concerning the approval of Roundup Ready® sugarbeets. Results of this litigation may impact the future costs associated with the sugar beet industry and the production of sugar from sugar beets.

11.

The Financial Accounting Standards Board has issued FASB ASC 715 (formerly SFAS No. 158), Employer’s Disclosure about Pensions and Other Post-Retirement Benefits. This standard requires disclosures to interim and annual financial statements, which are effective for the interim period financial statements ending November 30, 2008, but does not change the recognition requirements related to pensions and post-retirement benefits.

           Components of Net Periodic Benefit Cost for the Six-Months Ended, February 28, 2010 and February 28, 2009

(In 000’s)	Pension Plan		Other Than Pension Plan
	2010	2009	2010	2009
Service Cost	$502	$530	$0	$0
Interest Cost	922	879	0	0
Expected return on plan assets	(746)	(815)	0	0
Amortization of prior service cost	16	17	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	305	126	0	0
Net periodic benefit cost	$999	$737	$0	$0

Through the six-months ended February 28, 2010, the Company has made $0.4 million contributions as compared to $0.5 million through the six-months ended February 28, 2009. The Company anticipates contributing $1.1 million in additional funds to its pension plan in FY 2010, for a total of $1.5 million. Contributions in FY 2009 totaled $1.8 million.

12.	Recently Issued Accounting Pronouncements

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective upon issuance.

In January 2010, the FASB issued new standards in the ASC 820, Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its interim filing for February 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its interim filing in February 2011. This update will not have a material effect on the Company’s results of operations, financial position or cash flows.

13.	Change in Accounting Standards:

In June 2009, the FASB issued Accounting Standards Update 2009-01 Generally Accepted Accounting Principles – The Company adopted this ASU on September 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former US GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion should be read in conjunction with information contained in the Consolidated Financial Statements and Notes thereto and in the Company’s Annual Report on Form 10K for fiscal year ended August 31, 2009.

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) for the three-month and six-month periods ended February 28, 2010 (the second quarter of the Company’s 2010 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

Subsidiaries
Subsidiaries that are controlled by the Company are consolidated in the Company’s financial statements. The Company’s wholly owned subsidiary, Link Acquisition Company LLC (“Link”) was formed to advance possible strategic business activities by the Company. On December 3, 2009 the USDA approved the transfer of 1.3709286 percent of the Domestic Beet Sugar Allotment from another processor to the Company through its subsidiary Link. On February 1, 2010, the USDA approved the transfer of 0.8373168 percent of the Domestic Beet Sugar Allotment from the Company to another beet sugar processor, Wyoming Sugar Growers LLC. The net result of these two transactions is an increase in the Company’s beet sugar allocation for 2009 and later crop years. The Company’s allocation will be increased by approximately 26,750 short tons raw value for 2009. The transfers were made by the USDA in accordance with its regulations regarding the transfer of beet sugar allocations. Costs associated with the acquisition of these allocation rights will be amortized over the remaining life of the farm program, currently estimated at four crop years.

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

The Company periodically enters into fixed asset purchase contracts with foreign manufacturers and these contracts require portions of the total contract price to be paid in Euros. If the financial exposure is significant, the Company may enter into derivative contracts to reduce its exposure to variability in foreign currency markets associated with a fixed asset purchase. As of February 28, 2010, the Company held no foreign currency derivatives or hedges.

Property and Equipment, Leased Property and Equipment and Depreciation
Property and equipment as well as leased property and equipment are depreciated for financial reporting purposes principally using straight-line methods with estimated useful lives ranging from 3 to 40 years. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

The Company reviews its property and equipment and leased property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the six-month period covered by this report. However, considerable management judgment is necessary to estimate future cash flows and therefore these management estimates may differ from actual results.

Defined Benefit Pension Plan
The Company maintains and administers a defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by FASB ASC 715 (formerly SFAS No. 158, “Employers Accounting for Defined Benefit Pension Plans and Other Post Retirement Plans”) to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for the Company’s defined benefit pension plan. Three of the most significant assumptions are the discount rates, expected long-term rate of return on plan assets, and rate of total compensation increase. In making these assumptions, the Company is required to consider current market conditions, including changes in interest assumptions.

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

The expected return on total Plan assets is developed by combining the Plan’s long-term asset class allocation targets with the long-term return expectations for each of these asset classes. Expected asset class returns are developed by the Plan’s investment consultant. The final assumption is chosen by the Company as their best estimate among a range of possible alternatives, and reviewed for reasonableness by the Plan actuary.

Rate of total Compensation Increase: An assumption as to the rate of growth of an employee’s salary. This is the expected long-term rate for compensation increases used to cover all forms of increases from entry level to retirement. This rate incorporates expected steps in pay scale, promotions, and any other form of pay increases. The Company’s methodology for selecting the rate is to seek guidance from outside pension experts for the appropriate rate.

Periodically, the compensation increase assumption is compared against actual Plan experience by the Company or the actuary. They will also compare the assumption to current expectations of factors that influence compensation rates such as cost of living increases and wage inflation. The final compensation increase assumption is chosen by the Company as their best estimate among a range of possible alternatives, and reviewed for reasonableness by the Plan actuary.

Income Taxes
FASB ASC Topic 740-10 (formerly FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”). FASB ASC Topic 740-10 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or is expected to be taken in an income tax return. FASB ASC Topic 740-10 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in its financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements.

The total amount of unrecognized tax benefits as of February 28, 2009 and February 28, 2010, respectively, are $0.3 million and $0.3 million. These amounts at February 28, 2009 and February 28, 2010, respectively, include accrued interest and penalties of $0.1 million and $0.1 million.

For purposes of FASB ASC Topic 740-10, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

The State of North Dakota and the Company as of February 28, 2010 were in the process of auditing the tax issues related to the Company’s FASB ASC Topic 740-10 liabilities.

RESULTS OF OPERATIONS

Comparison of the three-months ended February 28, 2010 and February 28, 2009

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $28.8 million, a decrease of $2.4 million or 7.8 percent from the prior year. As of February 28, 2010, Management has estimated the Fiscal 2010 payment to growers for sugarbeets at $85.9 million, which is $6.1 million or 6.6 percent less than the prior year. The decrease in payments to members is primarily due to an increase of 0.1 million harvested tons, an increase of 0.2 million tons of tolled sugarbeets and a decrease of 0.2 million tons of non-patronage sugarbeets for a combined tonnage of slightly more delivered tons of sugarbeets, but of a lower quality.

The decrease in payments to members is based upon (i) an average delivered sugar content of 15.5 percent, a 6.4 percent decrease from the 2008-crop, (ii) a total member sugarbeet crop to process of 2.0 million tons and (iii) the Company’s projected selling price for its sugar, molasses and yeast being higher, offset by lower pulp prices when compared to the previous year.

Revenues for the quarter ended February 28, 2010 were comprised of Sugar 81 percent, Pulp 8 percent, Molasses 5 percent and Yeast 6 percent.

Revenue and inventory changes for the three-months ended February 28, 2010 decreased $18.6 million from the 2009 period. Revenue from the sale of finished goods increased $5.1 million and the change in the value of inventories decreased $23.7 million.

Revenue from the sale of sugar increased $2.5 million, or 6.3 percent reflecting a 5.3 percent decrease in volume and an 11.6 percent increase in the sales price for sugar. The volume decrease is due to less projected sugar being produced from the 2009 vs. 2008 crop. The price increase reflects a market wide response to a tighter supply of sugar.

During the three-month period ended February 28, 2010, the Company tolled approximately 0.2 million tons of sugarbeets for another sugar processor. For financial statement purposes this activity resulted in tolling revenue vs. sugar revenue on these tons processed.

Revenue from pulp sales decreased $0.1 million, or 1.0 percent reflecting a 59.9 percent increase in sales volume and a 60.9 percent decrease in the average gross selling price. The increase in volume is primarily the result of timing of shipments to customers vs. the prior year. The decrease in gross selling price was due to lower demand for pulp and lower prices for corn and other commodities used in feed rations during the primary marketing time frame.

Revenue from molasses sales increased $1.7 million or 79.6 percent reflecting a 77.6 percent increase in sales volume and a 2.0 percent increase in the average gross selling price. The increase in sales volume is primarily the result of higher production to the marketing pool this year and the timing of shipments to customers vs. the prior year. The selling price increase reflects slightly higher market demand from the prior period.

Revenues from yeast sales increased $0.9 million, or 29.0 percent reflecting a 7.0 percent increase in the average selling price and a 22.0 percent increase in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the yeast industry, necessitating some pass-through of these costs to customers. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the three-months ended February 28, 2010 amounted to $9.8 million or $23.7 million less of an increase in the value of finished goods inventories for the three-months ended February 28, 2009. The primary factor for the decreased change in inventories was due to lower levels of sugar inventory produced during the period, due primarily to the tolling of another processor’s sugarbeets.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $19.7 million, $7.0 million or 26.2 percent less than the prior year. This reduction was directly related to the reduced amount of purchased sugarbeets from another processor during the three-month period ended February 28, 2010 compared to the three-month period ended February 28, 2009. Marketing costs totaled $10.2 million, $1.4 million or 15.5 percent more than the quarter ended February 28, 2009. The increase in marketing costs is primarily due to higher levels of pulp and molasses sales.

Comparison of the six-months ended February 28, 2010 and February 28, 2009
In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $59.9 million, a decrease of $0.1 million or 0.2 percent from the prior year. As of February 28, 2010, Management has estimated the Fiscal 2010 payment to growers for sugarbeets at $85.9 million, which is $6.1 million or 6.6 percent less than the prior year. The decrease in payments to members is primarily due to an increase of 0.1 million harvested tons, an increase of 0.2 million tons of tolled sugarbeets and a decrease of 0.2 million tons of non-patronage sugarbeets for a combined tonnage of slightly more delivered tons of sugarbeets, but of a lower quality.

The decrease in payments to members is based upon (i) an average delivered sugar content of 15.5 percent, a 6.4 percent decrease from the 2008-crop, (ii) a total member sugarbeet crop to process of 2.0 million tons and (iii) the Company’s projected selling price for its sugar, molasses and yeast being higher, offset by lower pulp prices when compared to the previous year.

Revenues for the six-months ended February 28, 2010 were comprised of Sugar 86 percent, Pulp 5 percent, Molasses 3 percent and Yeast 6 percent.

Revenue and inventory changes for the six-months ended February 28, 2010 decreased $18.0 million from the 2009 period. Revenue from the sale of finished goods increased $3.0 million and the change in the value of inventories decreased $21.0 million.

During the six-month period ended February 28, 2010, the Company tolled approximately 0.2 million tons of sugarbeets for another processor. For financial statement purchases this activity resulted in tolling revenue vs. sugar revenue on these tons processed.

Revenue from the sale of sugar decreased $0.1 million, or 0.2 percent reflecting a 9.1 percent decrease in volume and an 8.9 percent increase in the sales price for sugar. The volume decrease was due to a smaller crop. The price increase reflects a market wide response to a tighter supply of sugar available for sale.

Revenue from pulp sales increased $0.1 million, or 1.1 percent reflecting a 40.6 percent increase in sales volume and a 39.5 percent decrease in the average gross selling price. The increase in volume is primarily the result of carry-over sales from the prior fiscal year and timing of shipments to customers vs. the prior year. The decrease in gross selling price was due to lower demand for pulp and lower prices for corn and other commodities used in feed rations during the primary marketing time frame.

Revenue from molasses sales increased $1.8 million, or 37.5 percent reflecting a 21.5 percent increase in sales volume and a 16.0 percent increase in the average gross selling price. The increase in sales volume is primarily the result of higher production to the marketing pool this year and the timing of shipments to customers vs. the prior year. The selling price increase reflects the value of carry-over sales from August 31, 2008 into the first quarter ended November 30, 2008, which were significantly lower than the carry-over sales prices from August 31, 2009 into the first quarter ended November 30, 2009. As future period sales reflect the current crop marketing efforts, the overall price increase from market demand is expected to be less dramatic.

Revenues from yeast sales increased $1.2 million, or 19.2 percent reflecting a 9.3 percent increase in the average selling price and a 9.9 percent increase in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the six-months ended February 28, 2010 amounted to $25.9 million or $20.9 million less of an increase in the value of finished goods inventories for the six-months ended February 28, 2010. The primary change in inventories resulted from less sugar inventory in the form of juice being on hand as of February 28, 2010 vs. February 28, 2009.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $42.4 million, $7.4 million or 14.9 percent less than the prior year. The cost of outside purchased beets decreased by $7.2 million from the six-month period ended February 28, 2009.

Marketing costs totaled $21.9 million, $1.4 million or 6.0 percent less than the six-months ended February 28, 2009. The decrease in marketing costs is primarily due to less non-member sugar purchases and less prior year inventory distribution costs.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $45.0 million through December 31, 2010. The Company also had $19.0 million of seasonal financing capacity for the period ending February 28, 2010 through the USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2008 Farm Bill, of which $2.6 million was available on February 28, 2010.

In the event the Company’s Primary lender was not to renew the Seasonal Debt Capacity, the Company would consider the following options or combinations thereof:

•	Obtain Seasonal Financing from an alternative agricultural or other commercial lender.

•	Rely more heavily upon the USDA Commodity Credit Corporation Sugar Loan Provisions.

•	Reduce the current cash portion of the grower payment until cash was available to make the payments.

On December 15, 2009, the Company renewed, through December 31, 2010, the revolving Credit Supplement with the Bank. The loan agreements included the following:

The revolving Credit Supplement was renewed at $45.0 million, $5.0 million less than the prior agreement. The $5.0 million reduction will reduce un-advanced loan fees for the Company.

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

As of February 28, 2010 the Company was in compliance with its loan agreement covenants with the Bank.

On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds. All variable rate bonds outstanding as of January 15, 2010 were called and new variable rate bonds were issued with a single maturity date of February 1, 2023 with no associated gains or losses. In addition, $7.0 million in new tax-exempt bonds, which are exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures. These variable rate bonds were issued on February 18, 2010 with a single maturity date of February 1, 2025. These variable rate bonds are traded at approximately 70 percent of 7-day LIBOR, and are secured by a letter of credit from the Bank.

Working Capital as of February 28, 2010 totals $29.3 million compared to $13.4 million at August 31, 2009, an increase of $15.9 million for the period. Increased working capital is a result of the normal operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements. The Company’s estimate of working capital for August 31, 2010 is approximately $14.5 million.

The Company has approximately five years of Bank long-term debt remaining and it has two tax-exempt bond issues, with single maturity dates of February 1, 2023 and February 1, 2025.

Capital expenditures for fiscal year 2010 have been approved at $5.8 million. The Company is funding these capital expenditures through a combination of depreciation, as an element of working capital, and additional long-term debt in the form of tax-exempt bonds.

Cash used in operations totaled $17.4 million versus $20.4 million for the six-month period ended February 28, 2010 and 2009, respectively. The decrease of $3.0 million was the result of lower net income, lower accounts receivable, lower inventory and prepaid expenses, and higher accrued liabilities.

The Net Cash used for Investing Activities was $5.1 million versus $3.2 million for the six-month periods ended February 28, 2010 and 2009, respectively. This increase was primarily the result of an increase in other assets.

The Net Cash Provided by financing activities was $22.7 million versus $23.5 million for the six-month periods ended February 28, 2010 and 2009, respectively. The change in seasonal debt was $29.9 million versus $19.4 million for the six-month periods ended February 28, 2010 and 2009, respectively. Proceeds of long-term debt were $0.0 million versus $11.7 million for the six-month periods ended February 28, 2010 and 2009, respectively.

Cash increased $0.2 million for the six-month period ended February 28, 2010.

During the six-month period ended February 28, 2010, the Company issued $7.0 million of new tax exempt bonds resulting from the Federal Government’s economic stimulus legislation. The proceeds of these bonds are required to be placed in a trust account until the Company makes qualifying investments that allow for the use of the proceeds of these bonds. The Company intends to use all of the proceeds from the bond issuance on qualifying capital expenditures within the time period required in the bond indenture.

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

The Company’s members harvested 2.0 million tons of sugarbeets from the 2009-crop, approximately 10.0 percent less than the most recent 5-year average, due to extremely wet harvest conditions in a significant part of its growing area. Sugar content of the 2009-crop at harvest was 8.2 percent below the average for the five most recent crop years, due to late planting dates and cooler than average growing season, resulting in harvesting of immature beets.

Because of the lower harvested tons and lower sugar percent, the Company’s production of sugar from the 2009-crop sugarbeets from member and non-member purchased sugarbeets is expected to be 18.3 percent less than the average of the five most recent years of sugar production.

The Company’s initial sugarbeet payment estimate used for the preparation of the November 30, 2009 financials totaled $40.00 per ton or $0.15546174 per harvested/bonus extractable pound of sugar, with the final sugarbeet payment determined in October of 2010. The Company increased the projected payment to $41.26 per ton or $0.16059681 per pound of sugar at the December 18, 2009 Board of Directors meeting. The Company increased the projected payment to $42.76 per ton or $0.16643534 per pound of sugar at the March 23, 2010 Board of Directors meeting. The $42.76 sugarbeet payment has a $1.00 per ton of sugarbeets budget contingency hold back until such time as the Company has an accurate assessment of what the final payment for the 2009 sugarbeet crop will be. The final sugarbeet payment will be determined and paid in October of 2010. The February 28, 2010 financial statements are based upon the $42.76 per ton estimate. The estimated sugarbeet payment may be changed, modified or amended as additional information becomes available during the Company’s fiscal year. The lower projected 2009-crop payment per ton results from fewer total tons of beets processed, lower sugar content in the sugarbeets, lower pulp prices and increased operating and fixed costs per ton; and offset somewhat by higher sugar prices versus the prior year.

As of the date of this report, the Company has all non-ventilated beets and all ventilated beets that have not been covered in plastic processed. The Company expects the balance of the harvested tons to be processed without having to discard any of the remaining beets.

It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

ESTIMATED FISCAL YEAR 2011 INFORMATION

On September 22, 2009, the Company’s Board of Directors determined that the planting level for the 2010-crop will be 150 percent of member preferred shares plus a 10 percent measuring tolerance for a total maximum planting of 160 percent and a total minimum planting of 140 percent of member preferred shares. A substantial portion of the projected 2010-crop sugar sales have been contracted at levels slightly higher than the 2009-crop.

OTHER INFORMATION

Food, Conservation and Energy Act of 2008

The Food, Conservation and Energy Act of 2008 (the “Farm Bill”) enacted in June 2008, contains several provisions related to the domestic sugar industry aimed at achieving balance and stability in the U.S. sugar market while minimizing the cost to the Federal government. The Farm Bill applies to the 2008 through 2012 crop years. Generally, the Farm Bill:

•	maintains a non-recourse loan program,
•	sets a minimum overall allotment quantity for U.S. producers at no less than 85 percent of domestic consumption,
•	maintains a system of marketing allocations for sugarbeet and sugar cane producers, restricts imports of foreign sugar and
•	provides a new market balancing mechanism to divert any oversupply of sugar from sugar producers to ethanol producers.

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

The Farm Bill incorporates gradual loan rate increases for raw and refined sugar. For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011. Raw cane loan rates will remain at 18.00 cents/lb in 2008 then rise gradually to 18.75 cents by 2011, and they will remain at 18.75 cents/lb for the 2012 crop year. Refined beet sugar loan rates are set at 23.45 cents/lb for 17 the 2009 crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2010 through 2012 crop years.

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

Regional and Bilateral Free Trade Agreements

The United States government may continue to pursue international trade agreements. The Company monitors the U.S. government’s international trade policy because it may lead to additional commitments to import sugar into the U.S. market. The primary agreements under consideration that affect sugar, to the Company’s knowledge, are the Columbia Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; the South African Customs Union Free Trade Agreement, the Trans Pacific Partnership Trade Agreement and others. The Columbia Free Trade Agreement and the Panama Free Trade Agreement have been completed, signed, but as yet not been ratified by the U.S. Congress. The Company is uncertain when these two trade agreements will be brought before Congress for a vote. Many of the countries included in these agreements are major sugar producers and exporters.

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

The Doha Round negotiations of the World Trade Organization have resumed but it is unclear at this time whether these negotiations will result in an agreement any time soon. If formal negotiations are successful, the outcome of any negotiated arrangement could have adverse consequences for the Company.

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

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHG’s). Several bills have been introduced in the United States Senate and House of Representatives that would regulate GHG’s and carbon dioxide emissions in order to reduce the impact of global climate change. In June 2009 the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES). This bill creates a system for regulating emissions of GHG’s and also creates a market for emission allowances or credits. Similar legislation is being considered in the U.S. Senate. It is uncertain whether the steps necessary to move this bill or similar bills through the legislative process will be completed this fiscal year.

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

Separately, the Environmental Protection Agency (“EPA”) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution. The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs. In March 2009 the EPA proposed regulations mandating reporting of greenhouse gas emissions from “all sectors of the economy.” The proposed regulation would apply to downstream facilities with greenhouse gas emissions equal to or greater than 25,000 tons per year and to upstream suppliers of fossil fuels and industrial greenhouse gases as well as to manufacturers of vehicles and engines. Those subject to the regulations would be required to submit annual reports of emissions of carbon dioxide (CO2 and other types of gasses. The EPA subsequently issued final rules, which became effective on December 29, 2009, that will require companies subject to the rule to begin collecting emissions data on January 1, 2010 and file their first self-certified reports in March 2011. As an emitter of GHGs the Company is watching legislative and regulatory developments carefully and their potential impact to the Company, including working with key political contacts to try to get relief, where necessary, from onerous legislative and agency rules. Yet, the Company cannot predict what financial and business impact any new proposed laws or agency rules will have on the Company.

Also, the Occupational Safety and Health Administration (“OSHA”) has issued an advance notice of proposed rulemaking (ANPR), whereby OSHA is requesting comments, including data and other information, on issues related to the hazards of combustible dust in the workplace. OSHA plans to use the information received in response to this notice in developing a proposed broad standard for combustible dust. The Company believes that sugar dust will be included in the definition of combustible dust and therefore subject to the new proposed standard. The Company and the Sugar Industry are working together to provide the necessary information to OSHA regarding sugar dust, and to monitor and provide input to OSHA on the proposed combustible dust standard going forward. The Company cannot determine at this time if any final rule on combustible dust will have a material negative impact on its future earnings or on its beet payments to growers.

Beet Seed

On September 21, 2009 the U.S. District Court (the “Court”) ruled against the defendant, U.S. Department of Agriculture (“USDA”), in the Roundup Ready® sugarbeet case finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets. The Court, in its decision, determined that the USDA was now required to prepare a full Environmental Impact Statement. It initially set October 30, 2009 as the date to address the “remedy phase” of the case. It is during this remedy phase that the actual impact of the decision on sugarbeet producers and the Company would become more defined.

On December 4, 2009 the Court decided how it would proceed with the next phase of litigation concerning the approval of Roundup Ready® sugarbeets. The Court has scheduled a hearing regarding remedies for July of 2010. It is at this hearing that the actual direct impact of the decision on sugarbeet producers and the Company will become more defined. There is no way to predict how the Court will rule in the remedy phase. The Court took no action on December 4th that would restrict growers’ choice or ability to plant Roundup Ready® sugarbeets in 2010.

Subsequent to the December 4th Court hearing, the Plaintiffs for this case filed a preliminary injunction with the Court. The Plaintiffs moved to preclude all further planting, cultivation, processing, or other use of genetically engineered Roundup Ready® sugarbeets or sugar beet seeds, including but not limited to permitting any Roundup Ready® sugar beet seed crop to flower. Plaintiffs’ proposed preliminary injunction also included requiring the sugar beet seed crop that has already been planted to be pulled up. On March 16, 2010 the judge denied the preliminary injunction. While the Company believes that it is unlikely that there will be any legal interference with the planting and harvesting of the 2010 commercial root crop it cannot determine going forward what legal decisions there may be, if any, that would prevent the planting of Roundup Ready® sugar beet seed in 2011 and beyond by its shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2010, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the three-months ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors.
See the Company’s 8-31-09 10-k, Item 1A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6. Exhibits
a) Exhibits
Item #31.1 Section 302 Certification of the President and Chief Executive Officer
Item #31.2 Section 302 Certification of the Executive Vice President and Chief Financial Officer
Item #31.3 Section 302 Certification of the Controller and Chief Accounting Officer
Item #32.1 Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	April 14, 2010	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	April 14, 2010	/s/ STEVEN M. CASPERS
Steven M. Caspers
Executive Vice President and Chief Financial Officer