Form 10-Q
period 2010-05-31
MINN DAK FARMERS COOPERATIVE
filed 2010-07-14
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

Commission file: No.  33-94644

MINN-DAK FARMERS COOPERATIVE

(Exact named of Registrant as specified in its charter)

North Dakota	23-7222188
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

7525 Red River Road Wahpeton, North Dakota	58075
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer   ☐            Accelerated Filer   ☐            Non-Accelerated Filer   ☒            Smaller Reporting Co    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at June 19, 2010
$250 Par Value	477

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

ASSETS	May 31, 2010 (Unaudited)	Aug 31, 2009 (Audited)

CURRENT ASSETS
Cash	$87	$94

Receivables
Trade accounts	12,233	14,300
Growers	14,366	10,196
Receivable from affiliates	616	1,106
Other receivables	3	3
Total Receivables	27,218	25,605

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	61,957	27,046
Non-member refined sugar	9	1,452
Yeast	176	200
Materials and supplies	11,683	11,296
Total Inventories	73,825	39,994

Deferred charges	837	1,324
Prepaid expenses	2,074	3,109
Prepaid beet seed	—	30
Other current assets	874	—
Current deferred income tax asset	—	26

Total Current Assets	104,915	70,182

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	27,919	27,130
Buildings	37,758	37,758
Factory/Agricultural equipment	150,197	147,419
Other equipment	5,268	4,675
Capitalized leases	3,353	2,961
Construction in progress	3,258	4,691
Total Property, Plant and Equipment	227,753	224,634
Less accumulated depreciation	(133,886)	(127,336)
Net Property, Plant and Equipment	93,867	97,298

OTHER ASSETS
Investment in other cooperatives, unconsolidated marketing subsidiaries and other corporations	11,012	11,344
Restricted investments	6,864	—
Other long-term assets	5,463	1,090
Total Other Assets	23,339	12,434

TOTAL ASSETS	$222,121	$179,914

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBERS’ INVESTMENT
(In Thousands)

	May 31, 2010 (Unaudited)	Aug 31, 2009 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$28,023	$18,978

Current portion of long-term debt, capital leases and bonds payable	2,971	5,026

Accounts payable:
Trade	12,560	11,596
Checks outstanding	648	546
Growers	20,926	17,704
Total Accounts Payable	34,134	29,846

Income tax	859	—

Accrued liabilities	3,980	2,946

Total Current Liabilities	69,967	56,796

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	38,885	33,519

LONG-TERM DEFERRED INCOME TAX LIABILITY	288	354

LONG-TERM UNRECOGNIZED TAX LIABILITY	—	274

LONG-TERM PENSION LIABILITY	13,789	12,827

COMMITMENTS AND CONTINGENCIES
Total Liabilities	122,929	103,770

MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 475 shares at May 31, 2010 and 474 shares at August 31, 2009	119	119
Paid in capital in excess of par value	32,094	32,094
Nonqualified allocated patronage	49,783	28,299
Accumulated other comprehensive loss	(12,756)	(12,811)
Retained earnings	11,469	9,960
Total Members’ Investment	99,192	76,144

TOTAL LIABILITIES AND MEMBERS’ INVESTMENT	$222,121	$179,914

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$54,926	$61,844	$167,394	$171,348
Changes in finished goods inventory and in-process sugar at NRV	8,989	(5,318)	34,911	41,556
Total Revenue	63,915	56,526	202,305	212,904

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	17,198	17,106	59,632	66,973
Sales and distribution costs	8,670	10,925	30,576	34,244
General and administrative	1,618	1,699	5,033	5,160
Interest	485	285	1,500	1,558
(Gain) Loss on disposition of property and equipment	—	(98)	(122)	(98)
Total Expenses	27,971	29,917	96,619	107,837

TOLLING & OTHER REVENUE	536	766	7,624	2,583

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	36,480	27,375	113,310	107,650

INCOME TAX BENEFIT (EXPENSE)	(484)	18	(612)	50

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$35,996	$27,393	$112,698	$107,700

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$1,266	$4	$1,510	$6
Patronage income	4,938	4,528	21,485	24,789
Net income credited to members’ investment	6,204	4,532	22,995	24,795

Allocated costs of sugarbeets paid or payable to growers for production to date	$29,792	$22,861	$89,703	$82,905

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$35,996	$27,393	$112,698	$107,700

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine-Months Ended
	May 31, 2010	May 31, 2009
OPERATING ACTIVITIES
Net income credited to members’ investment	$22,995	$24,795
Add (deduct) noncash items:
Depreciation	6,617	6,166
Amortization	290	209
(Gain) Loss on property and equipment disposals	(122)	(98)
(Gain) Loss allocated from unconsolidated marketing subsidiaries	1	(6)
Noncash portion of patronage capital credits	(735)	(908)
Deferred income taxes	(40)
Changes in operating assets and liabilities
Accounts receivable and advances	(1,613)	(3,405)
Inventory and prepaid expenses	(33,639)	(40,963)
Deferred charges and other assets	1,088	906
Accounts payable, accrued liabilities and other liabilities	10,394	14,449
Net cash used (in)/from operating activities	5,236	1,145

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	123	98
Change in other assets	(4,400)	—
Capital expenditures	(2,797)	(4,083)
Patronage received from other coops	1,135	418
Net cash used in investing activities	(5,939)	(3,567)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	9,045	2,058
Checks outstanding	102	—
Net proceeds from issuance of long-term debt	—	10,000
Payment of long-term debt and capital leases	(4,082)	(5,043)
Payment of financing fees	(743)	(207)
Payment of allocated patronage	(3,626)	(4,417)
Net cash provided by financing activities	696	2,391

NET INCREASE/(DECREASE) IN CASH	(7)	(31)

CASH, BEGINNING OF YEAR	94	159

CASH, END OF QUARTER	$87	$128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$1,352	$1,678

Income taxes, net of refunds	$68	$(790)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Proceeds for bond issuance transferred to restricted investment	$7,000	$—

Equipment purchased by issuance of capital lease	$392	$1,715

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED

MAY 31, 2010 and 2009

(Unaudited)

1.       The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month and nine-month periods ended May 31, 2010 and 2009 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009. The results of operations for the three-month and nine-month periods ended May 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2010.

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

5.       As of May 31, 2010 the Company had $70.9 million of short-term credit capacity, $45.0 million with CoBank (“the Bank”) and $25.9 million with USDA Commodity Credit Corporation (“CCC”). Short term credit utilized as of May 31, 2010 consisted of $28.0 million, $11.6 million from the Bank and $16.4 million from CCC, leaving a remaining short-term credit capacity of $42.9 million. The decrease in seasonal debt from February 28, 2010 to May 31, 2010 is due to normal seasonal operations.

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

•         Long-Term Debt, Inclusive of Current Maturities - Based upon current borrowing rates with similar maturities, the book value of the long-term debt as of May 31, 2010, was approximately $19.9 million of Bank debt in comparison to the fair value of $20.0 million.  Also included in the Company’s long-term debt is $19.2 million in tax-exempt bonds, in comparison to the fair value of $19.2 million.

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

9.       The Company’s shareholders harvested 2,010,071 tons of sugarbeets from the 2009-crop, which created an estimated payment liability of $89.7 million.  This estimate was based upon an estimate of $44.62 per average ton payment.

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

Components of Net Periodic Benefit Cost for the Nine-Months Ended, May 31, 2010 and May 31, 2009

(In 000’s)

Pension Plan

Other Than Pension Plan

2010

2009

2010

2009

Service Cost

$

753

$

795

$

         0

$

         0

Interest Cost

1,383

1,319

0

0

Expected return on plan assets	(1,119)	(1,222)	0	0
Amortization of prior service cost	24	25	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	457	189	0	0
Net periodic benefit cost	$1,498	$1,106	$0	$0

Through the nine-months ended May 31, 2010, the Company has made $0.8 million contributions as compared to $0.9 million through the nine-months ended May 31, 2009.  The Company anticipates contributing $0.7 million in additional funds to its pension plan in FY 2010, for a total of $1.5 million.  Contributions in FY 2009 totaled $1.8 million.

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

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) for the three-month and nine-month periods ended May 31, 2010 (the third quarter of the Company’s 2010 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

The Company periodically enters into fixed asset purchase contracts with foreign manufacturers and these contracts require portions of the total contract price to be paid in Euros. If the financial exposure is significant, the Company may enter into derivative contracts to reduce its exposure to variability in foreign currency markets associated with a fixed asset purchase.  As of May 31, 2010, the Company held no foreign currency derivatives or hedges.

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

The Company reviews its property and equipment and leased property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment losses incurred during the nine-month period covered by this report. However, considerable management judgment is necessary to estimate future cash flows and therefore these management estimates may differ from actual results.

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

Discount Rate: An assumed discount rate is required to be used in the pension plan actuarial valuation. The discount rate is a significant assumption. The company uses the Mercer Pension Index for the discount rate to be applied with the plan year 2010 and forward.  Prior to the use of this Index, the plan sought guidance from outside pension experts for the appropriate rate.  The Company made this Index change to provide more transparency in its pension accounting activities.

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

The total amount of unrecognized tax benefits as of May 31, 2010 and May 31, 2009, respectively, are $0.0 million and $0.3 million. These amounts at May 31, 2010 and May 31, 2009, respectively, include accrued interest and penalties of $0.0 million and $0.1 million.

For purposes of FASB ASC Topic 740-10, the Company recognizes interest accrued related to unrecognized tax benefits in tax expense.

The State of North Dakota and the Company as of May 31, 2010 were in the process of auditing the only tax issues related to the Company’s FASB ASC Topic 710-10 liabilities. The Company has moved the projected outcome of the State of North Dakota tax audit from unrecognized tax benefits to a current tax liability based upon the Company’s expectations of the final audit results.

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

The Company’s members harvested 2.0 million tons of sugarbeets from the 2009-crop, approximately 10.0 percent less than the most recent 5-year average, due to extremely wet harvest conditions in a significant part of its growing area.  Sugar content of the 2009-crop at harvest was 8.2 percent below the average for the five most recent crop years, due to late planting dates and cooler than average growing season, resulting in harvesting of immature beets.  Other factors impacting sugar production are sugar purity, the types of sugar impurity, operating conditions such as mud, and storage conditions for sugarbeets.   Primarily because of the lower harvested tons and lower sugar percent, the Company’s production of sugar from the 2009-crop sugarbeets from member and non-member purchased sugarbeets was approximately 23.0 percent less than the average of the five most recent years of sugar production.

The Company’s initial sugarbeet payment estimate used for the preparation of the November 30, 2009 financials totaled $40.00 per ton or $0.15546174 per harvested/bonus extractable pound of sugar, with the final sugarbeet payment determined in October of 2010. The Company increased the projected payment to $41.26 per ton or $0.16059681 per pound of sugar at the December 18, 2009 Board of Directors meeting.  The Company increased the projected payment to $42.76 per ton or $0.16643534 per pound of sugar at the March 23, 2010 Board of Directors meeting.  The Company increased the projected payment to $44.62 per ton or $0.1736675 per pound of sugar at the June 22, 2010 Board of Directors Meeting.  The $44.62 sugarbeet payment has a $1.00 per ton of sugarbeets budget contingency hold back until such time as the Company has an accurate assessment of what the final payment for the 2009 sugarbeet crop will be.  The final sugarbeet payment will be determined and paid in October of 2010.  The May 31, 2010 financial statements are based upon the $44.62 per ton estimate.  The estimated sugarbeet payment may be changed, modified or amended as additional information becomes available during the Company’s fiscal year.  The lower projected 2009-crop payment per ton results from fewer total tons of beets processed, lower sugar content in the sugarbeets, lower pulp prices and increased operating and fixed costs per ton; and offset somewhat by higher sugar prices versus the prior year.

As of the date of this report, the Company has completed processing the 2009-crop.

It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

RESULTS OF OPERATIONS

Comparison of the three-months ended May 31, 2010 and May 31, 2009

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $29.8 million, an increase of $6.9 million or 30.3 percent from the prior year. As of May 31, 2010, Management has estimated the Fiscal 2010 payment to growers for sugarbeets at $89.7 million, which is $2.3 million or 2.5 percent less than the prior year. The decrease in payments to members is primarily due to an increase of 0.1 million harvested tons, an increase of 0.2 million tons of tolled sugarbeets and a decrease of 0.2 million tons of non-patronage sugarbeets for a combined tonnage of slightly more delivered tons of sugarbeets, but of a lower quality.

The decrease in payments to members is based upon (i) an average delivered sugar content of 15.5 percent, a 6.4 percent decrease from the 2008-crop, (ii) a total member sugarbeet crop to process of 2.0 million tons and (iii) the Company’s projected selling price for its sugar, molasses and yeast being higher, offset by lower pulp prices when compared to the previous year.

Revenues for the quarter ended May 31, 2010 were comprised of Sugar 83 percent, Pulp 7 percent, Molasses 4 percent and Yeast 6 percent.

Revenue and inventory changes for the three-months ended May 31, 2010 increased $7.4 million from the 2009 period. Revenue from the sale of finished goods decreased $6.9 million and the change in the value of inventories increased $14.3 million.

Revenue from the sale of sugar decreased $5.2 million, or 10.5 percent reflecting a 19.2 percent decrease in volume and an 8.7 percent increase in the sales price for sugar.  The volume decrease is due to less projected sugar being produced from the 2009 vs. 2008 crop.  The price increase reflects a market wide response to a tighter supply of sugar.

During the three-month period ended May 31, 2010, the Company did not toll any sugarbeets for another sugar processor.

Revenue from pulp sales decreased $1.7 million, or 28.0 percent reflecting a 5.6 percent increase in sales volume and a 33.6 percent decrease in the average gross selling price. The increase in volume is primarily the result of timing of shipments to customers vs. the prior year. The decrease in gross selling price was due to lower demand for pulp and lower prices for corn and other commodities used in feed rations during the primary marketing time frame.

Revenue from molasses sales decreased $0.6 million or 19.3 percent reflecting a 17.9 percent decrease in sales volume and a 1.4 percent decrease in the average gross selling price. The decrease in sales volume is primarily the result of the timing of shipments to customers vs. the prior year.  The selling price decrease reflects slightly lower market demand from the prior period.

Revenues from yeast sales increased $0.5 million, or 14.2 percent reflecting a 1.0 percent decrease in the average selling price and a 15.2 percent increase in the sales volume. Marketplace prices are stable. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the three-months ended May 31, 2010 amounted to $9.0 million or $14.3 million more than the $5.3 million decrease in the value of finished goods inventories for the three-months ended May 31, 2009.  The primary factor for the increased change in inventories was due to higher levels of sugar inventory produced during the period vs. the prior year due primarily to the tolling of another processor’s sugarbeets during the 2nd quarter which resulted in more of the company’s beets being processed in the 3rd quarter.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $17.2 million, $0.1 million or 0.3 percent more than the prior year.   Production costs were negatively impacted by conditions of the harvested sugarbeets and the resulting impact on long-term storage.  Marketing costs totaled $8.7 million, $2.3 million or 20.6 percent less than the quarter ended May 31, 2009. The decrease in marketing costs is primarily due to lower sugar allocation costs and sugar marketing costs.

Comparison of the nine-months ended May 31, 2010 and May 31, 2009

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date, net of unit retention capital, totaled $89.7 million, an increase of $6.8 million or 8.2 percent from the prior year.  As of May 31, 2010, Management has estimated the Fiscal 2010 payment to growers for sugarbeets at $89.7 million, which is $2.3 million or 2.5 percent less than the prior year. The decrease in payments to members is primarily due to an increase of 0.1 million harvested tons, an increase of 0.2 million tons of tolled sugarbeets and a decrease of 0.2 million tons of non-patronage sugarbeets for a combined tonnage of slightly more delivered tons of sugarbeets, but of a lower quality.

The decrease in payments to members is based upon (i) an average delivered sugar content of 15.5 percent, a 6.4 percent decrease from the 2008-crop, (ii) a total member sugarbeet crop to process of 2.0 million tons and (iii) the Company’s projected selling price for its sugar, molasses and yeast being higher, offset by lower pulp prices when compared to the previous year.

Revenues for the nine-months ended May 31, 2010 were comprised of Sugar 85 percent, Pulp 6 percent, Molasses 3 percent and Yeast 6 percent.

Revenue and inventory changes for the nine-months ended May 31, 2010 totaled $202.3 million, a decrease of $10.6 million or 5.0 percent from the fiscal 2009 period. Revenue from the sale of finished goods decreased $3.9 million and the change in the value of inventories decreased $6.7 million.

During the nine-month period ended May 31, 2010, the Company tolled approximately 0.2 million tons of sugarbeets for another processor.  For financial statement purposes, this activity resulted in tolling revenue vs. sugar revenue on these tons processed.

Revenue from the sale of sugar decreased $5.3 million, or 3.8 percent reflecting a 12.6 percent decrease in volume and an 8.8 percent increase in the sales price for sugar. The volume decrease was due to a smaller crop and tolling vs. purchasing outside beets. The price increase reflects a market wide response to a tighter supply of sugar available for sale.

Revenue from pulp sales decreased $1.6 million, or 10.7 percent reflecting a 26.1 percent increase in sales volume and a 36.8 percent decrease in the average gross selling price. The increase in volume is primarily the result of carry-over sales from the prior fiscal year and timing of shipments to customers vs. the prior year. The decrease in gross selling price was due to lower demand for pulp and lower prices for corn and other commodities used in feed rations during the primary marketing time frame.

Revenue from molasses sales increased $1.2 million, or 15.2 percent reflecting a 7.1 percent increase in sales volume and an 8.1 percent increase in the average gross selling price. The increase in sales volume is primarily the result of higher production to the marketing pool this year and the timing of shipments to customers vs. the prior year.  The selling price increase reflects the value of carry-over sales from August 31, 2008 into the first quarter ended November 30, 2008, which were significantly lower than the carry-over sales prices from August 31, 2009 into the first quarter ended November 30, 2009.  As future period sales reflect the current crop marketing efforts, the overall price increase from market demand is expected to be less dramatic.

Revenues from yeast sales increased $1.7 million, or 17.5 percent reflecting a 5.8 percent increase in the average selling price and an 11.7 percent increase in the sales volume. Marketplace prices are higher, a reflection of much higher factory input and freight costs experienced by the industry, necessitating some pass-through of these costs to customers. Volume increases resulted from increased demand from existing customers.

The other contributing factor to the change in revenues results from the change in finished goods inventories. The increase in the value of finished goods inventories for the nine-months ended May 31, 2010 amounted to $34.9 million or $6.6 million less of an increase in the value of finished goods inventories for the nine-months ended May 31, 2009.   The primary change in inventories resulted from less sugar inventory in the form of juice being on hand as of May 31, 2010 vs. May 31, 2009.  During the period ended May 31, 2009, the Company held juice in storage at the request of United for pool marketing needs.

In the consolidated Statement of Operations, Expenses section, production costs of sugar, in-process sugar, co-products and yeast totaled $59.6 million, $7.3 million or 11.0 percent less than the prior year. The cost of outside purchased beets decreased by $9.0 million from the nine-month period ended May 31, 2009 due to substantially less purchases of outside sugarbeets.

Marketing costs totaled $30.6 million, $3.6 million or 10.7 percent less than the nine-months ended May 31, 2009. The decrease in marketing costs is primarily due to less non-member sugar purchases by United due to prior year marketing opportunities and less prior year inventory distribution costs.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and agri-products it sells, are subordinated to all member business expenses.  In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, all three of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations.  The short and long-term financing has been primarily provided by CoBank (the “Bank”). The Company has a short-term line of credit with the Bank totaling $45.0 million through December 31, 2010. The Company also had $25.9 million of seasonal financing capacity for the period ending May 31, 2010 through the USDA Commodity Credit Corporation under the USDA Sugar Loan Provisions contained in the 2008 Farm Bill. Short term credit utilized as of May 31, 2010 consisted of $28.0 million, $11.6 million from the Bank and $16.4 million from CCC, leaving a remaining short-term credit capacity of $42.9 million. The Company does not anticipate seasonal debt capacity concerns for the balance of the 2009-crop cycle.

The Company may need to acquire additional seasonal debt capacity during the term of the current short-term line of credit period if the 2010 crop is significantly greater than an average size crop.   The Company has historically been able to acquire additional seasonal debt capacity for this circumstance and anticipates no difficulty in obtaining additional seasonal financing if it is necessary for the initial payments related to the 2010-crop prior to the 2010 short-term line of credit renewal.

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

As of May 31, 2010 the Company was in compliance with its loan agreement covenants with the Bank.

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

Working Capital as of May 31, 2010 totals $34.9 million compared to $13.4 million at August 31, 2009, an increase of $21.5 million for the period. Increased working capital is a result of the normal operational and capital expenditure activities of the Company. The Company’s normal working capital position pattern is to increase during the first, second and third quarters of its fiscal year and decline during the fourth quarter. The fourth quarter decline is normally attributed to inter-campaign maintenance costs, a higher level of capital spending during the non-operating period, and the recording of shareholder equity revolvements.   The Company’s estimate of working capital for August 31, 2010 is approximately $14.5 million.

The Company has approximately five years of Bank long-term debt remaining and it has two tax-exempt bond issues, with single maturity dates of February 1, 2023 and February 1, 2025.

Capital expenditures for fiscal year 2010 had been approved at $5.8 million. The Board of Directors authorized additional capital expenditures during the three-month period ended May 31, 2010 which are intended to increase the capacity of the sugar manufacturing under certain conditions. The Company is funding these capital expenditures through a combination of depreciation, as an element of working capital, and additional long-term debt in the form of tax-exempt bonds.

Cash from operations totaled $5.2 million versus $1.1 million for the nine-month periods ended May 31, 2010 and 2009, respectively. The increase of $4.1 million was the result of lower net income, lower inventory and accounts receivable, lower prepaid expenses and lower accrued liabilities.

The Net Cash used for Investing Activities was $5.9 million versus $3.5 million for the nine-month periods ended May 31, 2010 and 2009, respectively. This increase was primarily the result of an increase in other assets offset by lower capital expenditures.

The Net Cash Provided by financing activities was $0.7 million versus $2.3 million for the nine-month periods ended May 31, 2010 and 2009, respectively.  The change in seasonal debt was $9.0 million versus $2.0 million for the nine-month periods ended May 31, 2010 and 2009, respectively. Proceeds of long-term debt were $0.0 million versus $10.0 million for the nine-month periods ended May 31, 2010 and 2009, respectively.

Cash decreased less than $0.1 million for the nine-month period ended May 31, 2010.

During the nine-month period ended May 31, 2010, the Company issued $7.0 million of new tax exempt bonds resulting from the Federal Government’s economic stimulus legislation.  The proceeds of these bonds are required to be placed in a trust account until the Company makes qualifying investments that allow for the use of the proceeds of these bonds. The Company intends to use all of the proceeds from the bond issuance on qualifying capital expenditures within the time period required in the bond indenture.

OTHER

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

The condition of the 2010-crop, as of the date of this report, is considered to be significantly above average and has the potential to exceed the Company’s processing capacity.

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

The Farm Bill incorporates gradual loan rate increases for raw and refined sugar.  For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011.  Raw cane loan rates will remain at 18.00 cents per lb in 2008 then rise gradually to 18.75 cents by 2011, and they will remain at 18.75 cents per lb for the 2012 crop year.  Refined beet sugar loan rates are set at 23.45 cents per lb for the 2009 crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2010 through 2012 crop years.

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

Separately, the Environmental Protection Agency (“EPA”) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  In March 2009 the EPA proposed regulations mandating reporting of greenhouse gas emissions from “all sectors of the economy.”  The proposed regulation would apply to downstream facilities with greenhouse gas emissions equal to or greater than 25,000 tons per year and to upstream suppliers of fossil fuels and industrial greenhouse gases as well as to manufacturers of vehicles and engines.  Those subject to the regulations would be required to submit annual reports of emissions of carbon dioxide (CO2) and other types of gasses.  The EPA subsequently issued final rules, which became effective on December 29, 2009, that will require companies subject to the rule to begin collecting emissions data on January 1, 2010 and file their first self-certified reports in March 2011. As an emitter of GHGs the Company is watching legislative and regulatory developments carefully and their potential impact to the Company, including working with key political contacts to try to get relief, where necessary, from onerous legislative and agency rules. Yet, the Company cannot predict what financial and business impact any new proposed laws or agency rules will have on the Company.

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

The Company is currently reviewing the April 29, 2010 draft form of the EPA’s regulation known as the National Emission Standard for Hazardous Air Pollutants (“NESHAP”). The EPA, under the Clean Air Act, is required to set national emission standards for hazardous air pollutants that reflect Maximum Achievable Control Technology (“MACT”).  The rule must be finalized by December 16, 2010. Commonly referred to as the Industrial Boiler MACT rule, it requires owners of industrial, commercial or institutional boilers whose facilities are deemed to be a major source of hazardous air pollutants to comply with the Industrial Boiler MACT rule. Based upon information gained by the Company, it is believed that the Company will have to comply with the Industrial Boiler MACT rule.

Compliance with this new rule will be unique to each facility and therefore may require the Company to conduct a compliance study that will establish baseline emissions information, and then compare that against the emissions limits under the rule. The Company is in the process of hiring a consulting firm to help it understand, and if necessary, comply with this new rule. Compliance date for the Industrial Boiler MACT rule is expected to be late in the year 2013 or early 2014. The Company cannot determine at this time if compliance with the final rule will have a material negative impact on its future earnings or on its beet payments to growers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2010, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three-months ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On September 21, 2009 the U.S. District Court (the “Court”) ruled against the defendant, U.S. Department of Agriculture (“USDA”), in the Roundup Ready® sugarbeet case finding that the USDA violated federal law by failing to prepare an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets.  The Court, in its decision, determined that the USDA is now required to prepare a full Environmental Impact Statement (“EIS”). It initially set October 30, 2009 as the date to address the “remedy phase” of the case.  It is during this remedy phase that the actual impact of the decision on sugarbeet producers and the Company would become more defined.

On December 4, 2009 the Court decided how it would proceed with the next phase of litigation concerning the approval of Roundup Ready® sugarbeets. The Court took no action on December 4th that would restrict growers’ choice or ability to plant Roundup Ready® sugarbeets in 2010.

Subsequent to the December 4th Court hearing, the Plaintiffs for this case filed a preliminary injunction with the Court. The Plaintiffs moved to preclude all further planting, cultivation, processing, or other use of genetically engineered Roundup Ready® sugarbeets or sugar beet seeds, including but not limited to permitting any Roundup Ready® sugar beet seed crop to flower. Plaintiffs’ proposed preliminary injunction also included requiring the sugar beet seed crop that has already been planted to be pulled up. On March 16, 2010 the judge denied the preliminary injunction.  While there has been no legal interference experienced by the Company with the planting of, nor is it anticipating any legal issues with the harvesting of, the 2010 commercial root crop, it cannot determine going forward what legal decisions there may be, if any, that would prevent the planting of Roundup Ready® sugar beet seed in 2011 and beyond by its shareholders.

The Court has scheduled a hearing for August 13, 2010 regarding remedies that will be imposed while the EIS is being completed. The timing of the hearing is subject to change by the Court.  The results of this hearing are expected to determine the actual direct impact of the decision on the Company and its sugarbeet producers.  There is no way to predict how the Court will rule in the remedy phase.  It is possible that the Court could in some way restrict the use of Roundup Ready® sugarbeet seed for the seed and/or commercial root crops pending completion of the EIS.  The number of years required to complete the EIS is currently uncertain, but could be as much as three years, with completion in 2013.

Item 1A.  Risk Factors.

For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1 A, Risk factors in the Company’s 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

a)   Exhibits

Item #31.1  Section 302 Certification of the President and Chief Executive Officer

Item #31.2  Section 302 Certification of the Executive Vice President and Chief Financial Officer

Item #31.3  Section 302 Certification of the Controller and Chief Accounting Officer

Item #32.1  Section 906 Certification of the President and Chief Executive Officer

Item #32.2  Section 906 Certification of the Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	July 14, 2010	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	July 14, 2010	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer