Form 10-K
period 2010-08-31
MINN DAK FARMERS COOPERATIVE
filed 2010-11-24
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended
AUGUST 31, 2010
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
☐ YES ☒ NO

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. ☐ YES ☐ NO

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller Reporting Co ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

          Minn-Dak Farmers Cooperative is a cooperative. Its voting and non-voting common equity can only be held by its members. No public market for voting and non-voting common equity of Minn-Dak Farmers Cooperative is established and it is unlikely, in the foreseeable future that a public market for its voting and non-voting common equity will develop.

          As of November 24, 2010, 477 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          None

PART I

ITEM 1.	BUSINESS

PUBLIC COMPANY REPORTING

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

WARNING REGARDING FORWARD-LOOKING STATEMENTS

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

PRODUCTS AND PRODUCTION

           The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also produces and markets certain co-products, sugarbeet molasses and sugarbeet pulp pellets. The Company’s subsidiary Minn-Dak Yeast uses a portion of the Company’s sugarbeet molasses as the growth medium in the production of fresh baker’s yeast. Minn-Dak Yeast provided revenues totaling approximately 7 percent of the Company’s total revenues for the fiscal year ended August 31, 2010.

          The Company processes sugarbeets grown by its members at its sugarbeet processing facility located in Wahpeton, North Dakota. The processing period generally occurs from September to April or May of the following year, depending on the size of the crop. The 2010-crop was anticipated to be the largest crop on record and as a result, harvest was started on August 18, 2010 and factory processing began on August 20, 2010.

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

RECENT CROPS

          The Company’s members harvested 3.1 million tons of sugarbeets from the 2010-crop, approximately 42 percent more than the most recent 5-year average. Sugar content of the 2010-crop was 1 percent above the average of the five most recent years. Due to the higher harvested tons and sugar content, the Company’s production of sugar from the 2010-crop sugarbeets is expected to be 31 percent more than the average of the five most recent years of sugar production.

          The Company’s initial sugarbeet payment estimate totals $56.86 per ton or $0.19369042 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2011. This projected payment is 20 percent more than the final 2009-crop payment per ton and 5 percent more per pound of extractible sugar. The higher projected 2010-crop payment per ton results from more total tons of beets processed, higher sugar content in the sugarbeets, decreased operating and fixed costs per ton and improved sugar prices versus the prior year. The price per pound of extractible sugar was diluted by 6.5% due to bonus sugar for the 2010-crop vs. 2.3% for the 2009-crop. Bonus sugar is an incentive to growers to deliver sugarbeets prior to main harvest. Harvest for the 2010-crop began on August 18, 2010 vs. September 8, 2009 for the 2009-crop.

          For a discussion of the calendar 2009, 2008 and 2007 crops and results of operations for fiscal years 2010, 2009 and 2008, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

GROWERS’ AGREEMENTS

          The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have automatically renewing contracts with the Company covering each growing season (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of one year, unless the Company, prior to the automatic renewal, has given notice of termination. In that situation, the agreement will not renew, but will continue in effect for the then remaining year under the agreement. Each Unit of Preferred Stock currently entitles a member to grow the maximum number of acres per share authorized by the Board of Directors for each farming year. The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each Unit of Preferred Stock held by the members. For the 2010-crop year the Company’s Board of Directors authorized its members to plant up to 1.60 acres per unit but no less than 1.40 acres per unit. For the 2011-crop year, the Company’s Board of Directors has authorized members a planting level of up to 1.60 acres but no less than 1.40 acres per unit; however, this authorization is subject to change by the board before the planting of the 2011-crop. The level authorized acres for planting are due to a desire to more fully utilize the Company’s plant capacity and the anticipated sugar marketing allocations that will be available for the 2011-crop production. (For a discussion of the current farm bill sugar allocations, see Management’s Discussion on Government Programs and Regulations.)

          Under the terms of the Growers Agreement, each member receives payment for his or her sugarbeets based on a price per pound of extractable and bonus sugar. The price per pound of extractable and bonus sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members’ pounds of extractable and bonus sugar. Extractable pounds of sugar are calculated by the processing of sugarbeet samples taken from members’ sugarbeets during harvest. Bonus sugar is a formula driven program premium for delivery of sugarbeets during the period prior to main harvest. Each member’s grower payment is obtained by multiplying that member’s total pounds of extractable and bonus sugar times the price per pound of extractable and bonus sugar as determined above.

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

RESEARCH AND DEVELOPMENT

          The Company conducts a modest amount of research and development activity, but does participate in some sugar industry research and development activities. Any research findings are then shared by the entire sugar industry. Participatory research and development is accomplished through such organizations as the Beet Sugar Development Foundation and North Dakota/Minnesota Research and Education Board. The Company participates in the organizations listed above through the efforts of its representatives to the boards of directors of those entities. The Company’s representatives, either a member of the Company’s Board of Directors or a Management employee of the Company, allow the Company to participate in and help direct agricultural and factory operations research and development activities carried out by the listed organizations. Those organizations also have established various committees on which the Company has placed certain of its employees. That practice is designed to provide the company with direct access to any research and development information available from the applicable committees. None of the Company’s employees or directors devotes a significant portion of their time and energies to the activities described in this section.

          During the fiscal year ended on August 31, 2010, the Company contributed approximately $0.1 million to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities and the Company spent $0.3 million for research aimed at process improvements.

          The Company also has established a sugarbeet seed committee, whose membership includes shareholders, directors and Company employees, which reviews the performance of new and existing sugarbeet seed varieties. The committee then advises the Board of Directors with regard to those sugarbeet seed varieties that should be approved by the Board of Directors for use by the Company’s shareholders.

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

          The Company has $0.6 million of environmental capital improvements budgeted for the fiscal year ending August 31, 2011, slightly less than was expended for the fiscal year ending August 31, 2010.

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

          On March 10, 2009, the United States Environmental Protection Agency (“EPA”) proposed regulations mandating reporting of greenhouse gas emissions from “all sectors of the economy.” The proposed regulation would apply to downstream facilities with greenhouse gas emissions equal to or greater than 25,000 tons per year and to upstream suppliers of fossil fuels and industrial greenhouse gases as well as to manufacturers of vehicles and engines. Those subject to the regulations would be required to submit annual reports of emissions of carbon dioxide (CO2), methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydro fluorocarbons (HFCs), per fluorocarbons (PFCs), and other fluorinated gasses. The Company is monitoring this and similar proposed regulation changes and their potential impact to the Company.

          In March 2005, the U.S. Department of Agriculture (the “USDA”) made a determination that the Roundup Ready® sugarbeets should be deregulated. On January 23, 2008, a coalition group including the Center for Food Safety, the Sierra Club and two organic seed groups filed a lawsuit challenging the USDA’s determination. On September 21, 2009, the U.S. District Court for the Northern District of California (the “District Court”) ruled that the USDA violated the National Environmental Policy Act by failing to prepare an Environmental Impact Statement (“EIS”) before deregulating Roundup Ready sugarbeets. The District Court also ordered the USDA to complete an EIS.

          On January 19, 2010, the coalition group filed a motion seeking a preliminary injunction to halt the planting and processing of Roundup Ready sugarbeets for both the seed and root crops until the EIS is completed. On March 16, 2010, the District Court denied the plaintiffs’ request for the preliminary injunction. On August 13, 2010, the District Court issued an order allowing harvesting and processing of Roundup Ready sugarbeets planted before August 13, 2010. In that order, the District Court also vacated the USDA’s decision to deregulate Roundup Ready sugarbeets. As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 is prohibited until further action is taken by the USDA, in accordance with applicable environmental laws, to allow planting of Roundup Ready sugarbeet seed.

          In September 2010, the USDA, under existing regulatory authority, issued permits to commercial sugarbeet seed companies to plant root crop seed, or stecklings, for the purpose of possible commercial seed availability for the 2012 crop and beyond. That move was immediately challenged in court by the Center for Food Safety along with other groups. An evidentiary hearing took place November 2-4, 2010 to hear arguments by the plaintiffs and the defendant (USDA) regarding the U.S. District Court’s finding that the sugarbeet seed stecklings “likely” should not have been planted. Following the evidentiary hearing the District Court will decide what will become of the stecklings.

          On November 2, 2010 the USDA announced that it has prepared a draft environmental assessment (EA) to address a request from interested chemical and seed companies to partially deregulate or provide for some similar administrative action to allow the continued use of Roundup Ready® sugarbeet seed for sugarbeet crops in the US. The proposed EA evaluates three options, including the USDA’s preferred alternative, which would authorize production of Roundup Ready® sugarbeets under strict USDA permit conditions for the 2011 and future sugarbeet crops. The draft EA is available for public comment for 30 days following the announcement, with the USDA intending to analyze all comments received by December 6, 2010, and then deciding whether to grant the supplemental request for partial deregulation.

          According to the USDA, Roundup Ready varieties accounted for about 95% of the planted acres in the 2009/10 crop year. The Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeets beginning with the 2008 crop. Of the sugarbeet crop processed by the Company in 2010, the Company estimates that 100% was grown with Roundup Ready seed.

          Given these actions by the District Court and the uncertain timing or course of USDA action, the Company’s shareholders may not be able to plant Roundup Ready sugarbeets in 2011. The ability of shareholders to plant Roundup Ready sugarbeets in subsequent years will be based upon actions by the USDA, which may be subject to further challenge in the future by the coalition group that filed suit in January 2008 or other groups. Environmental law restrictions on the use of Roundup Ready sugarbeet seeds or other restriction relating to sugarbeet seeds or herbicides could have a significant, negative financial impact on the Company and its shareholders.

MARKET AND COMPETITION

          Current U.S. Government statistics estimated total United States (“U.S.”) sugar deliveries for domestic food and beverage consumption at 200.0 million cwt refined for its fiscal year beginning October 1, 2009 and ending September 30, 2010 (fiscal year 2010). For the same period ending in 2009 (fiscal year 2009), total deliveries were 194.7 million cwt refined. Comparing the two years shows demand increased by 2.7 percent for U.S. sugar sellers. The U.S. Government estimates that fiscal year 2011 deliveries will total 201.4 million cwt refined, less than a 1 percent increase versus fiscal year 2010.

          Given the size of the domestic market, the Company’s sugar production and sales represent less than 2 percent of the total domestic market for refined sugar in fiscal year 2010. United Sugars Corporation, which sells the Company’s production through a sugar marketing pool, represented approximately 25 percent share of the fiscal year 2010 U.S. sugar market.

          The U.S. refined sugar market is a mature market and has grown over the past ten years at a rate of slightly less than 1 percent per year. Its growth is affected by the substitution of high fructose corn syrups, artificial and other non-sucrose sweeteners for sugar in beverages and certain food products and imported sugar-containing products. The substitution of non-sugar sweeteners for sugar not only reduced demand for sugar in the United States, but has also resulted in a high degree of sugar industry contraction. Also, sugar companies have been consolidating or closing as a result of marketplace conditions. Since 1996, 13 of the 35 sugarbeet refineries owned by sugar companies have closed. Similar results in that time period can be shown for cane sugar companies, cane raw mills and cane refineries. Today there are seven sugar sellers, with approximately 90 percent of U.S. sugar market share concentrated in the top five sellers, most of which are integrated sugarbeet and sugarcane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, American Sugar Refining Company, Amalgamated Sugar Company and Cargill. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

GOVERNMENT PROGRAMS AND REGULATION

          Domestic sugar prices are supported under a program administered by the United States Department of Agriculture (“USDA”). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996, the Farm Security and Rural Investment Act of 2002 and now the Food, Conservation, and Energy Act of 2008 (the “Farm Bill”), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports. The U.S. currently imports approximately 25 percent of its total domestic needs.

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

          Under the Farm Bill, sugar processors can borrow funds on a non-recourse basis from the CCC, with repayment of such funds secured by sugar. When the price of sugar drops below the forfeiture price, the processors can forfeit the sugar securing the loans to the CCC in lieu of repayment. Processors may also obtain CCC loans for “in-process” sugar or syrups at 80 percent of the loan rate.

          The USDA has historically maintained sugar prices above the forfeiture price level, without cost to the U.S. Treasury, by regulating the supply of sugar in the U.S. market through the regulation of the quantity of sugar imports and the establishment of an overall allotment quantity for the domestic sugar producers. Under the Tariff Rate Quota (“TRQ”) implemented October 1, 1990, sugar-producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties. The amount of the TRQ established by USDA for fiscal year 2011 is 1,231,497 short tons raw value (“STRV”), or the minimum access commitment level under World Trade Organization (“WTO”). In addition, the USDA also set the fiscal year 2011 refined TRQ at 109,251 STRV. Together the initial raw and refined TRQ was set at 80 percent of fiscal year 2011 estimated TRQ entries. In addition, sugar is imported under free trade agreements with other countries, including the North American Free Trade Agreement (“NAFTA”), which includes trade with Canada and Mexico. Mexico is projected by the USDA to export 1,025,000 STRV of sugar to the U.S. in FY 2011. In total, imports from other countries are expected to total 2,058,000 STRV for FY 2011by USDA.

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

          Under the Farm Bill, a processor may market sugar in excess of its allocation if such sales (i) enable another processor to meet its allocation, (ii) facilitate the export of sugar or (iii) are made for nonhuman consumption. Or, any sugar in excess of a processor’s allocation may be held until such time that allotments are lifted or additional allocations become available. The USDA can assess a penalty equal to three times the U.S. market value of any quantity of sugar marketed in excess of a processor’s allocation. The Farm Bill and its related regulations do not allow marketing allocations to be traded among processors. The Farm Bill does, however, provide for the transfer of allocations associated with a particular processing facility in the event ownership of the facility is transferred.

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

North American Free Trade Agreement

          The North American Free Trade Agreement (“NAFTA”) governs sweetener trade between the U.S. and Mexico. Under the terms of the NAFTA text the agreement established a common market between the United States and Mexico in sugar in 2008. Effective January 1, 2008, under NAFTA, there are no duties or quantitative restraints between the two countries on all sugar and HFCS trade. Sugar from Mexico may enter and be sold in the U.S. in any quantity without the added cost of tariffs.

          The U.S. Government forecasts that Mexico will export 807,000 short tons raw value to the U.S. in 2009-2010, which would represent approximately 7.3 percent of domestic sugar consumption for food and other; and 1,025,000 short tons raw value in 2010-2011, representing approximately 9.3 percent of domestic sugar consumption for food and other. Key variables that ultimately will determine the amount of imports from Mexico include: (1) Mexican production; (2) Mexican high fructose corn syrup use; (3) Mexican third-country imports and possible substitution; (4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; (5) domestic U.S. production of beet and cane sugar; and (6) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market; however, the Company is unable to determine what the level of imports would need to be in order to trigger material harm.

          The Company believes the NAFTA may present a potential serious public policy challenge to itself and the domestic sugar industry. Should there be low world raw sugar prices it would be economically viable for Mexican sugar to enter the United States in any year, if the Mexican interests so choose. Since January 1, 2008 there has not been a sugar market disruption due to NAFTA in the U.S. for a variety of reasons; mostly those reasons have to do with the market conditions that currently exist in the U.S. and Mexico, including supply / demand reasons. It is possible that the NAFTA could, in the future, have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

World Trade Organization

          Under the General Agreement on Tariffs and Trade Act of 1990 (“GATT”), tariff rate quotas were implemented for certain sugar producing countries that provided for a fixed quantity of sugar imports duty-free or subject to minimal duties. Further, imports of sugar under the tariff rate quota are based upon the difference between domestic sugar consumption and domestic sugar production, with one exception. Under the terms of the GATT the minimum imports of sugar are established at 1,257,000 short tons, raw value. Therefore, even if the difference between domestic sugar consumption and production are less than 1,257,000 short tons, raw value, GATT will require that 1,257,000 short tons be imported into the U.S. from the quota holding foreign countries.

          Unlimited additional quantities may be imported upon payment of a tariff of 15.36 cents per pound of refined sugar prior to shipment. In recent months the price spread between imported and domestic sugar prices has narrowed, resulting in greater high-tier sugar imports. Through July of 2010 fiscal year 2010 high-tier sugar imports totaled 115,700 STRV compared to just 2,204 STRV in the prior year.

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

Dominican Republic - Central American Free Trade Agreement

          The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) was signed into law in 2005 and was substantially implemented starting on January 1, 2006. As a result, the Company has seen an increase in the amount of sugar that will be imported into the United States as a result of this agreement. The impact of this trade agreement on the Company will continue to be assessed by taking into consideration this and all of the other agreements that require certain amounts of raw or refined sugar to be imported to the U.S., and the resultant amount of sugar that becomes available for sale in the domestic sugar marketplace. It is possible that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and the Company earnings. The magnitude of the impact cannot be determined at this time.

Regional and Bilateral Free Trade Agreements

          The United States government is pursuing additional international trade agreements. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar. The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.

          The primary negotiated or currently being negotiated free trade agreements with countries and regions that are major producers of sugar include, to the Company’s knowledge, the Columbia Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; the South African Customs Union Free Trade Agreement, and others. The Columbia Free Trade Agreement and the Panama Free Trade Agreement have been completed, signed, but as yet not been ratified by the U.S. Congress. The Company is uncertain when these two trade agreements will be brought before Congress for a vote. The Company believes these agreements, should they reach fruition, could negatively impact the Company’s profitability. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar.

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

EMPLOYEES

          As of October 29, 2010, the Company had 313 full time employees, of whom 277 were hourly and 36 were salaried. It also employs approximately 411 additional hourly seasonal workers during the sugarbeet harvest and processing campaign. The Company has a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, CLC) for its factory group. The contract became effective June 1, 2005 and continues through May 31, 2011. Office, clerical, Management, truck drivers and harvest employees are not unionized. Full time employees are provided with health, dental and vision insurance, a defined benefit or defined contribution retirement plan, a 401(k) retirement savings plan, a long term disability plan, sick leave plan, term life insurance, vacation plan and holiday pay. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

ABOUT THE COOPERATIVE

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

          If any of the following risks actually occur, the Company’s results of operations, cash flows and the trading price of its common stock could be negatively impacted. Although the Company believes that it has identified and discussed below the key, significant risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect its performance or financial condition.

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

Unregulated Foreign Competition

          Under the current terms of the NAFTA and other government regulations, imports of sugar from Mexico may enter the U.S. market. These imports could oversupply the U.S. market and negatively affect the price of sugar. The Company, along with the domestic sugar industry, closely monitors the level of imported sugar coming from Mexico and is consulting with the U.S. government to encourage improved data reporting and continued consultation with the Mexican government relating to sugar trade.

The Farm Bill

          The impact of the Farm Bill on the operations of the Company cannot be completely predicted. The long-term ramifications of the marketing allotment and allocation program depend on the Company’s base allocation received on an annual basis and its ability to obtain access, if necessary, to additional allocations at a reasonable price.

Operating Expenses and Sugar Prices

          The Company has an ongoing strategy of maximizing profitability by controlling operating expenses and maximizing production of sugar. This strategy is necessary because the price of sugar has historically remained within a fairly narrow government program controlled price range. The strategy includes ongoing activities that include constant review of costs and a capital expenditure program that emphasizes efficiencies through cost reduction or production increases. The Company cannot be assured that its continued efforts in this area will result in its continued or increased profitability.

          The Company consumes large quantities of energy in its operations. The Company annually consumes coal, electricity, metallurgical coke, diesel fuel, and natural gas; therefore significant changes in energy prices would have a significant effect on the operating costs of the Company. The Company also consumes operating supplies whose costs are impacted by the price of energy, and therefore the price to the Company. The Company has a strategy to purchase its energy needs and operating supplies as cheaply as possible through long-term contracts, volume purchases and competitive bidding.

Inability to compete in the sweetener market, could affect operating results.

          Sugar is a fungible commodity with competition for sales volume based primarily upon price, customer service and reliability. The sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as aspartame. Differences in functional properties and prices have tended to define the use of these various sweeteners. Although the various sweeteners are not interchangeable in all applications, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks. The Company cannot predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on it or its members. The Company believes that it possesses the ability to compete successfully with other producers of sugar in the United States. In spite of that, substitute products could reduce the demand for sugar which could lower the price of sugar, resulting in reduced profitability in the future.

          The Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeets beginning with the 2008 crop. Sugar and co-products produced from Roundup Ready® sugarbeets have received regulatory approval in most of the countries in which the Company has direct or indirect sales of our products. While the sale of sugar and co-products from Roundup Ready® sugarbeet seed has been approved in most markets, marketing risks still exist. United Sugars Corporation and Midwest Agri-Commodities, its sugar and co-product marketing agents, respectively, feel they can successfully sell and distribute products from Roundup Ready® sugarbeets with minimal affect on the Company’s revenue. However, customers’ views on the use of products from biotechnology derived crops such as Roundup Ready® sugarbeets may change over time which could negatively impact the Company’s profitability.

Beet Seed Availability

          On January 24, 2008, the Center for Food Safety along with other groups filed a lawsuit against the USDA indicating that, a full environmental impact study (EIS) should have been completed before it made the decision to deregulate Roundup Ready® sugarbeets. On September 21, 2009 the U.S. District Court (Court) ruled against the USDA finding that the USDA violated federal law by not preparing an Environmental Impact Statement before deregulating Roundup Ready® sugarbeets. The Court has determined that the USDA now needs to prepare a full Environmental Impact Statement.

          A District Court hearing on interim remedies for the September 21, 2009 decision was held on August 13, 2010, and following the hearing issued a ruling confirming the ability of the shareholders to harvest the 2010 root crop even though it was produced primarily from Roundup Ready® sugarbeet seed. In addition, the District Court immediately vacated the original decision by USDA to deregulate the use of Roundup Ready® sugarbeet seed. As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 is prohibited until further action is taken by USDA, in accordance with applicable law, to allow planting of Roundup Ready® sugarbeet seed.

          In September 2010 USDA, under existing regulatory authority, issued permits to commercial sugarbeet seed companies to plant root crop seed, or stecklings, for the purpose of possible commercial seed availability for the 2012 crop and beyond. That move was immediately challenged in court by the Center for Food Safety along with other groups. An evidentiary hearing took place November 2-4, 2010 to hear arguments by the plaintiffs and defendant (USDA) regarding the U.S. District Court’s finding that the sugarbeet seed stecklings “likely” should not have been planted. Following the evidentiary hearing The Court will decide what will become of the stecklings.

          On November 2, 2010 the USDA announced that it has prepared a draft environmental assessment (EA) to address a request from interested chemical and seed companies to partially deregulate or provide for some similar administrative action to allow the continued use of Roundup Ready® sugarbeet seed for sugarbeet crops in the US. The proposed EA evaluates three options, including the USDA’s preferred alternative, which would authorize production of Roundup Ready® sugarbeets under strict USDA permit conditions for the 2011 and future sugarbeet crops. The draft EA is available for public comment for 30 days following the announcement, with the USDA intending to analyze all comments received by December 6, 2010, and then deciding whether to grant the supplemental request for partial deregulation. A lawyer for the Center for Food Safety has been quoted recently as saying that as soon as the USDA issues any new approvals for genetically modified sugar beet planting in 2011 her group will challenge it in court.

          Given the recent Court rulings, and the uncertain timing of USDA action, if any, and continued litigation attempts by certain groups that oppose the growing of sugarbeets using Roundup Ready® sugarbeet seed, it is possible that the Company’s shareholders may not be able to plant Roundup Ready® sugarbeets in 2011. The ability of shareholders to plant Roundup Ready® sugarbeets in subsequent years will be determined as a final matter based on the outcome of the EIS and further decision by USDA. The USDA is currently developing the EIS, which it says is expected to be completed by the end of May 2012.

          If the Court restricts planting in 2011 of Roundup Ready® sugarbeet seed, conventional varieties would need to be utilized, which could have a negative impact on the sugarbeet producers’ crop yields. Chemical manufacturers have significantly reduced planned production of conventional herbicides due to the rapid increase in planting of Roundup Ready® sugarbeets. Weed control for conventional varieties could be difficult if there is an inadequate supply of conventional herbicides. Therefore, the risk of Roundup Ready® sugarbeet restrictions could have a significant, negative financial impact to the Company and to its members.

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

Increased profitability of alternative crops could adversely affect the desirability of growing sugarbeets.

          The prices growers receive from crops other than sugarbeets could impact their decisions as to which crop to plant and how much to plant. Higher prices and increased profitability for alternative crops could negatively impact the desirability of growing sugarbeets for delivery to the Company for processing, its financial results and its continued viability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          The Company operates a single sugarbeet processing factory at Wahpeton, North Dakota that is located in the Red River Valley area of Minnesota-North Dakota. The Company owns the factory, receiving sites, and the land on which they are located. The Corporate office is located at the factory site at Wahpeton, ND.

          The properties are adequate to process normal and above normal crop sizes, and for the last three years have averaged a slice rate of 9,183 tons per day. The 2010-crop is the largest tonnage in the history of the Company, amounting to approximately 3,108,000 tons of sugarbeets. If the Company encounters normal weather patterns, which will in turn provide normal long-term sugarbeet storage conditions and if the beets harvested are of good quality, healthy and low in tare, then it does not anticipate having material difficulties in processing crops equal in size to the 2010-crop. Achievement of the levels of slice and sugar production in the factory is due mostly to the quality of the crop and the Company’s effort to maximize the potential production from a crop.

          Minn-Dak Yeast Company (MDYC), of which the Company is a 100 percent owner, operates a single factory yeast manufacturing business at Wahpeton, North Dakota. MDYC owns the factory and the land on which it is located. During fiscal 2010, fresh yeast was produced and sold into the domestic yeast marketplace.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

          There is no established public market for the Company’s common equity and it is unlikely that a public market for the Company’s equity will develop in the foreseeable future. Transfer of shares, if any, is subject to significant restriction, including the approval of the Company’s Board of Directors and the requirement that preferred stock must be transferred together.

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

          As of November 24, 2010, 477 shares of the Company’s Common Stock and 72,200 “units” of the Company’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding.

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

	Fiscal Year Ended August 31,
FINANCIAL DATA	2010	2009	2008	2007	2006

(in thousands)
Revenues	$214,312	$225,034	$243,573	$278,571	$176,967
Distribution of net proceeds (1)	100,233	96,053	110,863	148,415	76,096
Total assets	197,065	179,884	177,063	177,666	163,129
Long-term debt, including current maturities	40,907	38,545	31,872	36,931	42,008
Members’ investment (2)	71,274	76,143	84,016	83,373	83,951
Property and equipment additions, net of retirements	8,283	9,246	8,560	4,947	4,426
Working capital	13,688	13,387	10,163	13,265	14,025

RATIOS
Ratio of long-term debt to equity (3)	.53	.44	.32	.39	.45
Ratio of net proceeds to fixed charges (4)	51.82	48.64	35.36	35.56	22.50
Current ratio	1.20	1.24	1.17	1.23	1.36

PRODUCTION DATA (5)
Acres harvested (members)	97,247	75,097	107,649	116,646	102,121
Tons of sugarbeets purchased (members)	2,010,071	1,863,920	2,208,622	3,019,475	1,810,269
Tons purchased per acre harvested	20.66	24.82	20.52	25.89	17.73
Payment to members per ton of sugarbeets delivered, plus allocated patronage and unit retains (6)	$49.29	$51.35	$48.96	$49.06	$41.89

Sugar (cwts):
Produced (from member, tolled and purchased sugarbeets)	5,218,993	5,427,888	6,914,346	7,822,687	4,848,804
Sold (includes purchased sugar)	5,032,891	5,834,662	7,060,619	7,301,360	4,844,315

Beet pulp pellets (tons):
Produced	112,048	102,073	107,600	147,888	101,328
Sold	115,529	90,715	106,006	151,791	105,138

Beet molasses (tons):
Produced	95,572	87,647	99,349	130,878	79,599
Sold	70,739	61,240	87,803	88,652	47,007
Used for Yeast Subsidiary Production	28,494	23,531	25,307	31,513	21,821

Yeast (pounds, in thousands):
Produced	38,774	35,975	37,436	39,248	34,787
Sold	38,805	36,071	37,436	39,152	34,670

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

(5)     Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2010, relates to the 2009 crop).

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

Defined Benefit Pension Plan

          The Company maintains and administers a non-contributory defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. The Company utilizes actuarial methods required by FASB ASC 715, “Employers’ Accounting for Pensions,” to account for its defined benefit pension plan. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligations for our defined benefit pension plan. Three of the most significant assumptions are the discount rates, expected long-term rate of return on plan assets and rate of total compensation increase. In making these assumptions, the Company is required to consider current market conditions, including changes in interest assumptions.

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

          On September 1, 2007 The Company adopted the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FASB ASC 740-10 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FASB ASC 740-10 requires that the company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in our financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements.

          The Company has no outstanding uncertain income tax positions as of November 24, 2010.

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

          Pension assets – The fair value of pension assets involve all Level 1 inputs.

Accumulated Other Comprehensive Income (Loss)

          The Company accounts for Other Comprehensive Income(Loss) using activities from the Company as well as its pro-rata share of activity from its marketing subsidiaries.

Deferred Costs and Product Values

          The Company defers the economic costs and benefits to the following fiscal year if they are associated with the crop accounted for in that fiscal year. This matching principle is consistently applied from year to year.

LIQUIDITY AND CAPITAL RESOURCES

          Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). As of August 31, 2010, the Company had a seasonal line of credit totaling $45.0 million through December 31, 2010, of which $17.4 million was available as of August 31, 2010. The Company also has available the USDA Sugar Loan Provisions contained in the 2008 Farm Bill to provide an additional source of seasonal financing for the current and future crops. On November 15, 2010, the Company and its Bank agreed to a new seasonal line of credit totaling $85.0 million through May 31, 2011, then reduced to $45.0 million through December 31, 2011. The significant increase in the seasonal line of credit was directly related to the increased anticipated grower payments for the 2010-crop.

          The loan agreements between the Bank and the Company obligate the company to maintain, “in accordance with GAAP”, the following financial covenants:

•	Maintain a current ratio of no less than 1.10 for the first quarter of a fiscal year and 1.15 for all other quarter and fiscal year ends;
•	Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1;
•	Maintain available cash flow to current long-term debt ratio as defined in the agreement of not less than 1.25:1.

          As of August 31, 2010 the Company was in compliance with its loan agreement covenants with the Bank.

          Net Cash provided by operations totaled $8.2 million for the year ended August 31, 2010, compared to $12.3 million for the previous year. This decrease of $4.1 million was primarily due to the following changes:

Income allocated to member investment	$1.1	million
Accumulated other comprehensive loss	1.9
Depreciation and Amortization	0.8
Non-cash portion of capital credits	1.0
Inventory and Prepaid Expenses	(6.4)
Deferred charges	(3.0)
All other factors	0.5

Total	$4.1

          The net cash used in investing activities totaled $7.7 million for the year ended August 31, 2010, compared to $7.2 million for the previous year. The increase of $0.5 million was primarily due to a $1.1 million increase in capital adjustments to unconsolidated marketing cooperatives, caused by FASB ASC 220 activities, offset by $0.8 million in reduced capital expenditures and $0.2 million from other factors.

          The net cash used in financing activities totaled $0.5 million for the year ended August 31, 2010 compared to $5.2 million for the previous year. This decrease of $4.7 million was primarily due to a $14.0 million increase in short term debt obligations offset by a $10.0 million difference in additional long-term debt, all other factors totaling $0.7 million.

          The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings. On November 15, 2010, the Company obtained a new seasonal line of credit necessary for the large 2010 crop.

          Working capital increased $0.3 million for fiscal year 2010. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. As of August 31, 2010 the Company had approximately 6 years of long-term debt remaining with the Bank and it has two tax exempt bond issues with single payment requirements, one for $12.4 million due February 1, 2023 and one for $7.0 million due February 1, 2025.

          Capital expenditures for the years ended August 31, 2010, 2009 and 2008 totaled $8.0 million, $8.8 million, and $8.0 million respectively. The Company’s purchase of equipment by issuance of capital lease debt for the years ended August 31, 2010, 2009, and 2008 totaled $0.4 million $2.4 million and $0.7 million respectively.

          Capital expenditures for fiscal year 2011 have been approved at $19.2 million. The Company has secured the right, but not the obligation to obtain $8.8 million of additional tax exempt bonds to finance additional capital expenditures. The capital expenditures are for normal efficiency, improved beet storage, improved rail facilities, safety and replacement activities. Failure by the Company to make capital expenditures over a period of years would result in the Company being less competitive due to its failure to reduce costs, increase operating efficiencies or increase revenues.

          The Bonds are secured by a letter of Credit from the Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, ND.

Payments Due by Period

Contractual Obligations (in millions)	Total	Less Than 1 Year	1 – 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$19.1	$2.5	$10.0	$6.6	$0.0
Bonds Payable	19.2	0.0	0.0	0.0	19.2
Capital Leases	2.6	0.5	1.4	0.7	0.0
Unconditional Purchase Obligations	4.8	1.6	3.2	0.0	0.0
Other Long-Term Obligations - Pension	19.6	1.8	5.4	3.6	8.8
Total Long Term Obligations	$65.3	$6.4	$20.0	$10.9	$28.0
Interest on Long Term Debt & Bond	10.9	1.1	2.8	1.6	5.4
Operating Leases	0.2	0.1	0.1	0.0	0.0
Total Contractual Obligations	$76.4	$7.6	$22.9	$12.5	$33.4

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

RESULTS OF OPERATIONS

Comparison of the years ended August 31, 2010 and 2009

          Net payments to members for sugarbeets delivered by the shareholder/growers, increased by $3.1 million or 3 percent in fiscal year 2010 and totaled $95.1 million. As of August 31, 2010, the Board of Directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $4.0 million to shareholders compared to $3.7 million in the previous year. The payment of $4.0 million will leave approximately 4.7 years of prior years’ patronage and per unit retains withheld, the same as the prior year.

          Revenues for the year ended August 31, 2010 were comprised of Sugar 81 percent, Pulp 7 percent, Yeast 7 percent and Molasses 5 percent.

          Consolidated revenue for the year ended August 31, 2010, decreased $10.7 million or 4.8 percent from 2009. Revenue from total sugar sales decreased $7.3 million or 4.0 percent reflecting a 13.9 percent decrease in cwt. sold, and a 9.9 percent increase in the average net selling price per cwt. Revenue from pulp decreased $2.1 million or 10.6 percent reflecting a 36.5 percent decrease in the average net selling price per ton and a 25.9 percent increase in tons sold. Revenue from molasses sales increased $2.2 million or 21.8 percent reflecting a 6.3 percent increase in the average net selling price per ton and a 15.5 percent increase in tons sold. The decrease in volume of sugar sold is attributable a slightly larger 2009 crop, offset by fewer outside purchased sugarbeets and the addition of tolling of sugarbeets (rather than purchase) for another processor, when compared to the 2008 crop of sugarbeets delivered by shareholder/growers. The increase in volume of co-products sold is attributable to a slightly larger 2009 crop and the addition of tolling of sugarbeets for another processor (co-products were included in the pricing structure of the transaction), offset some by fewer outside purchased sugarbeets.

          Revenues from yeast sales increased $1.6 million or 11.4 percent reflecting an increase in volume of 7.6 percent, and an increase in the average net selling price of 3.8 percent. Sales volume increased due to existing customers’ increased demand for yeast. Selling prices increased due to general market conditions.

          The value of finished product inventories in fiscal year 2010 decreased $6.5 million from fiscal year 2009, $5.1 million more than the prior year decrease, mostly the result of a decrease in the volume of ending sugar inventory. Sugar inventory was lower due to a high demand of available sugar in the domestic marketplace.

          Expenses decreased $10.5 million; $10.2 million due to a decrease in the cost of purchased sugarbeets, $2.9 million due to reduced Sales and Distribution Costs, offset by $2.5 million in increased costs of operations. Higher than normal harvest tare (mostly dirt) was a significant contributor to the higher costs of operations. Overall consolidated expenses, exclusive of grower payments for sugarbeets and cost of non-member purchased sugarbeets, decreased $0.3 million or less than one percent. Minn-Dak Farmers Cooperative (MDFC) expenses decreased $0.4 million, while Minn-Dak Yeast Company (MDYC) expenses, after eliminations, increased $0.1 million.

          The production cost per cwt. of sugar produced increased 8 percent versus the prior year due to a combination of a 4 percent decrease in sugar produced with less than a 1 percent decrease in total costs.

          Sales and Distribution costs decreased $2.9 million or 7 percent. Decreases are mainly the result of the reduction in the production and sale of finished goods from purchased and tolled sugarbeets. General and Administrative expenses increased less than $0.1 million or less than 1 percent. Interest expense decreased less than $0.1 million or 2 percent, reflecting a decreased rate of interest and a lower level of term bank debt; offset some by higher levels of seasonal debt and tax exempt bond debt financing.

          Other business income before income taxes increased $5.3 million in fiscal year 2010 due primarily to revenue generated for tolling another sugar processor’s sugarbeets. Income taxes in fiscal year 2010 were a direct result of the tolling business activity.

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

          Revenues from yeast sales increased 4.0 percent reflecting a decrease in volume of 3.6 percent, and an increase in the average net selling price of 7.6 percent. Selling prices increased due to a reflection of higher costs in the industry, which was passed on to the customers.

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

Estimated Fiscal Year 2011 Information

          This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2010 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2010 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products, the quantity of sugar produced from the sugarbeet crop, changes in plant production efficiencies and sugarbeet storage conditions are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

          The Company’s members harvested 3.1 million tons of sugarbeets from the 2010-crop, approximately 42 percent more than the most recent 5-year average. Sugar content of the 2010-crop was 1 percent above the average of the five most recent years. Due to the higher harvested tons and sugar content, the Company’s production of sugar from the 2010-crop sugarbeets is expected to be 31 percent more than the average of the five most recent years of sugar production.

          The Company’s initial sugarbeet payment estimate totals $56.86 per ton or $0.19369042 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2011. This projected payment is 20 percent more than the final 2009-crop payment per ton and 5 percent more per pound of extractible sugar. The higher projected 2010-crop payment per ton results from more total tons of beets processed, higher sugar content in the sugarbeets, decreased operating and fixed costs per ton and improved sugar prices versus the prior year. The price per pound of extractible sugar was diluted by 6.5% due to bonus sugar for the 2010-crop vs. 2.3% for the 2009-crop. Bonus sugar is an incentive to growers to deliver sugarbeets prior to main harvest. Harvest for the 2010-crop began on August 18, 2010 vs. September 8, 2009 for the 2009-crop.

          For a discussion of the calendar 2009, 2008 and 2007 crops and results of operations for fiscal years 2010, 2009 and 2008, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

          The Company does not believe that it is subject to any material market risk exposure with respect to interest rates, exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company for the fiscal years ended August 31, 2010, 2009 and 2008 have been audited by Eide Bailly LLP, independent registered public accounting firm. Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP. The consolidated financial statements of the Company are included in Appendix A to this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, David H. Roche, and the Company’s Chief Financial Officer, Steven M. Caspers, have evaluated the Company’s disclosure controls and procedures as of August 31, 2010. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 15d-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

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

Under the supervision and with the participation of its Management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting is effective as of August 31, 2010.

(b)

Attestation. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

          There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

BOARD OF DIRECTORS

          The table below lists the current directors of Minn-Dak Farmers Cooperative. The board of directors consists of one director from each district. Directors must be common shareholders or representatives of common shareholders belonging to the district they represent and are elected by the members of that district. In the case of a common shareholder who is other than a natural person, a duly appointed or elected representative of such common shareholder may serve as a director. The directors have been elected to serve three-year terms expiring in December of the years indicated in the table below. One director is elected each year from three selected districts. Brief biographies for each of the directors are included after the table. Each person’s experience, qualifications, attributes or skills to serve as a director are evaluated by the Nominating Committee for each district. The Nominating Committee members are selected by the shareholders of each district. Minn-Dak provides each Nominating Committee with written guidelines relating to the legal requirements relating to service on the Board, but does not evaluate or otherwise consider the experience, qualifications, attributes or skills of any nominee and does not otherwise have a role in the Nominating Committees’ processes for selecting nominees.

Name	Age	District	Director Since	Term Expires in December
Dale Blume	60	District #7 – Lehman	2005	2011

Dennis Butenhoff	64	District #9 – Peet	2004	2010 (1)

Brent Davison	59	District #5 – Hawes	2003	2011

Douglas Etten	59	District #8 – Lyngaas	1997	2012

Patrick Freese	51	District #4 – Factory East	2008	2011

Dennis Klosterman	50	District #3 – Gorder	2004	2010 (2)

Kevin Kutzer	57	District #1 – Tyler	2009	2012

Russell Mauch	55	District #2 – Factory West	1998	2010 (3)

Chuck Steiner	60	District #6 – Yaggie	2000	2012

1)	Mr. Butenhoff’s term as a director of the Company from District #9-Peet expires on December 7, 2010.
2)	Mr. Klosterman’s term as a director of the Company from District #3-Gorder expires on December 7, 2010.
3)	Mr. Mauch’s term as a director of the Company from District #2-Factory West expires on December 7, 2010.

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

          Dennis Butenhoff has been a director since 2004 and serves on the board of directors of Minn-Dak Yeast Company and Midwest Agri-Commodities. Mr. Butenhoff graduated from Barnesville High School, Barnesville, MN in 1965. Prior to serving his country in the military, Mr. Butenhoff attended North Dakota State University for 4 years, focusing on ag economics. He has been farming in the Baker/Barnesville area since 1967. Mr. Butenhoff has served Trinity Lutheran Church as a Sunday school teacher and church elder.

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

          Dennis Klosterman has been a director since 2004. Mr. Klosterman graduated from Wahpeton High School in Wahpeton, ND in 1978. He began farming with his father and brother in the Mooreton, ND area in 1979 while attending North Dakota State College of Science and North Dakota State University. Mr. Klosterman has, and continues to, serve his community and church in several areas. He was a member and chairman of the Minn-Dak Farmers Cooperative Political Action Committee. Mr. Klosterman is a member of various farm and commodity organizations. He also serves on the board of directors for Minn-Dak Yeast Company.

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

          Russell Mauch has been a director since 1998 and currently serves as board treasurer. Mr. Mauch graduated from North Dakota State University in 1977 with a BS in agriculture. From 1979 to 1981 Mr. Mauch was a commercial and agriculture loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves on the board of directors for United Sugars Corporation and as one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

          Charles Steiner has been a director since 2000 and currently serves as the board secretary. Mr. Steiner has been farming near Foxhome, MN since 1969. Mr. Steiner graduated from the Northwest School of Agriculture, University of Minnesota at Crookston, MN. Mr. Steiner serves as the ex-officio member on the board of directors for United Sugars Company.

          The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $290 per meeting for regular and special board meetings, (ii) the greater (a) $145 for any day in which directors partake in activities on the Company’s behalf that take less than five hours or (b) $290 for any day in which directors partake in activities on the Company’s behalf that take five hours or more. The Chairman of the Board of Directors also receives a flat $500 per month to compensate for the extra duties associated with that position. The Board of Directors has adjusted compensation effective October 1, 2010. Effective on that date the board will receive reimbursement in the amount of $290/day for any amount of time spent on board business, effectively doing away with a half day per diem. In addition the board added a conference call compensation rate in the amount of $145 and increased the Chairman’s monthly stipend to $750/month. Effective Jan. 1, 2011, the director’s monthly per diem rate will be increase to $300/day and $150 for conference calls. Effective Jan. 1, 2012 and each year thereafter, the directors monthly per diem will increase by $25 and the conference call rate will continue to be paid at half of the daily per diem amount.

Information about Committees of the Board of Directors

The Board of Directors has established a Compensation Committee, an Audit Committee and a Nominating Committee. The composition and function of these committees are set forth below

Compensation Committee. The Compensation Committee operates under a written charter and discharges the Board’s responsibilities relating to the fair and competitive compensation for the Chief Executive Officer, including reviewing and approving goals and objectives relating to the compensation of the Chief Executive Officer and the performance of the Chief Executive Officer. Based on its review, the Compensation Committee makes recommendations to the Board of Directors regarding the elements of the Chief Executive Officer’s compensation and the Compensation Committee, along with the Board of Directors, approves the compensation and other benefits of the Chief Executive Officer. A copy of the current charter of the Compensation Committee is available by following the link to “Corporate Governance” on the Company’s website at www.mdf.coop During 2010, the members of the Compensation Committee are Messrs. Charles Steiner (Chair), Dale Blume, Dennis Klosterman, Brent Davison and Dennis Butenhoff.

Nominating Committee. Shareholders from each district select two shareholders to serve as a Nominating Committee for that district. The Nominating Committee for each district is responsible for facilitating nominations for the position of director by shareholders of that district and evaluating whether shareholder proposed nominees are qualified candidates. Each Nominating Committee operates under a series of written guidelines relating to the legal requirements for the Company’s directors, qualifications of nominees, and process for soliciting shareholder nominees. During 2010, the members of the Nominating Committee were Messrs. Bradley Nelson (Chair), Blaine Benedict, Andy Mauch, Luke Mauch, Jeff Erbes and Jeff Olson. In fiscal 2010, there have not been any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee. The Audit Committee assists the Board in fulfilling its responsibility relating to corporate accounting and reporting practices of the Company, the quality and integrity of financial reports, the financial reporting processes, the system of internal controls; the qualifications, independence and performance of the independent auditors; and compliance by the Company with certain legal and regulatory requirements. The Audit Committee has the authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews the Company annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor. The Audit Committee operates under a written charter that is available by following the link to “Corporate Governance” on the Company’s website at www.mdf.coop. During 2010, the Audit Committee consisted of Messrs. Russ Mauch (Chair), Dale Blume, Dennis Butenhoff, Dennis Klosterman and Kevin Kutzer.

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

Executive Officers

          The table below lists the executive officers (Messrs. Roche, Caspers, Knudsen, Haugen and Larson) and other senior management employees of the Company, none of whom owns any common or preferred shares. Brief biographies for each of the officers are included after the table.

Name	Age	Position
David H. Roche	63	President and Chief Executive Officer

Steven M. Caspers	60	Executive Vice President and Chief Financial Officer

Thomas D. Knudsen	56	Vice President Agriculture

Parker Thilmony	40	Director of Operations

John Haugen	58	Vice President Engineering

Allen Larson	55	Controller and Chief Accounting Officer

Greg Schmalz	59	Director Human Resources

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

          Parker Thilmony is a graduate of the University of North Dakota, with a BS in Mechanical Engineering. He started his career with the Company on February 5th, 1995 as an Assistant Engineer. Mr. Thilmony was promoted to the position of Director of Operations on May 12th, 2010. Prior to this promotion he held the position of Senior Engineer.

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

          The Company intends to satisfy the disclosure requirements of the Securities and Exchange Commission regarding certain amendments to, or waivers from, provisions of its code of ethics that apply to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller by posting such information on the Company’s website at www.mdf.coop.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

          The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the following executive officers who are referred to in this Annual Report on Form 10-K as the Named Executive Officers:

•	David H. Roche, President and Chief Executive Officer;
•	Steven M. Caspers, Executive Vice President and Chief Financial Officer;
•	Tom Knudsen, Vice President Agriculture
•	Allen Larson, Controller; and
•	Jeffrey L. Carlson, Vice President Operations for a portion of fiscal year 2010 until May 12, 2010.

          This section is intended to provide a framework within which to understand the actual compensation awarded to or earned by the Named Executive Officers during the year ended August 31, 2010, as reported in the compensation tables and accompanying narrative sections appearing on pages 35 to 41 of this Annual Report on Form 10-K.

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

          Under its charter, the Committee has the authority to engage the services of outside advisors, experts and others to assist it in performing its duties. While the Compensation Committee has used the services of a compensation consultant in the past, it did not do so in determining fiscal year 2010 compensation for the Chief Executive Officer. The Compensation Committee may choose to use the services of a compensation consultant in the future.

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

          The variable cash compensation for the Chief Executive Officer is provided through two bonus programs, one based on return per acre (referred to as the “Profit Sharing Bonus”) and one recommended by the Compensation Committee for Board of Directors approval based upon the results of an annual performance review (the “Performance Bonus”). The Compensation Committee intends the Profit Sharing Bonus to be fairly challenging and that average financial performance measured by return per acre will result in a relatively low level of Profit Sharing Bonus, while above average or exceptional financial performance would be required before a higher level Profit Sharing Bonus is earned by the Chief Executive Officer. Because financial return per acre is the measure that best quantifies the Company’s return to its shareholders, the Compensation Committee believes that this measure is appropriate to align the Chief Executive Officer’s interests with those of the shareholders. Additionally, in determining the Performance Bonus for Mr. Roche in 2010, the Compensation Committee also considered the aggregate return to shareholders and the financial performance of the Company and shareholders for the fiscal year 2010, which was significantly impacted by delays in harvest due to weather.

          Beginning with fiscal year 2009, the Profit Sharing Bonus criteria were adjusted to make this bonus more challenging with the goals of ensuring that bonuses will be paid only when shareholders/growers receive a meaningful return and providing greater incentives for superior performance. For example, the new formula for 2009, increased the minimum return per acre that must be achieved to result in any bonus, which the Compensation Committee designed to be a reflection of the increased expenses experienced by shareholder/growers since the Profit Sharing Bonus formula was adopted in 2001. As another example, the return per acre to growers that resulted in the maximum bonus to the Chief Executive Officer in prior years is significantly less under the new formula.

          For fiscal year 2010, the Compensation Committee continued this more challenging formula for determining the Profit Sharing Bonus, which was set out in the amended and restated employment agreement dated August 27, 2009. The Compensation Committee believes that the more challenging Profit Sharing Bonus formula continues to be consistent with the goals that prompted the adjustment of the formula for 2009. The Compensation Committee will review the Profit Sharing Bonus formula every two years to ensure it continues to provide appropriate incentives consistent with the Compensation Committee’s philosophy. See “Employment and Post-Employment Arrangements” for a description of Mr. Roche’s employment agreement as in effect for fiscal year 2010.

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

          The Company does not believe that personal benefits or perquisites (i.e. “perks”) are appropriate as a significant element of compensation, in particular because perks are not conditioned upon performance and are not based upon contribution to the Company’s business. None of the Named Executive Officers received perks that were a significant compensation element in fiscal 2010.

Base Salaries

          Mr. Roche and the Company entered into an employment agreement in 2001 and since that time, the Company has annually reviewed Mr. Roche’s performance to determine whether to retain Mr. Roche’s services, to establish a salary for Mr. Roche and, if necessary, to revise other terms of Mr. Roche’s employment and compensation. The Compensation Committee set Mr. Roche’s base salary for fiscal year 2010 at the time the Company entered into the amended and restated employment agreement dated August 27, 2009 that had a term of September 1, 2009 to August 21, 2010. Mr. Roche’s annual base salary for 2010 was set at $352,300, an increase of 2.5% from the annual base salary of $343,700 for 2009. The Compensation Committee increased Mr. Roche’s base salary primarily to recognize an increase in the cost of living over the prior year.

          Mr. Roche determined salaries for the other Named Executive Officers in July 2009, with adjustments to annual base salaries effective at the beginning of fiscal year 2010. These salary adjustments were considered moderate and were reflective of the challenges facing the Company due to less than optimum volumes of sugarbeets to process. The following table sets forth the annual base salaries for 2010 and 2009 for each of the other Named Executive Officers, as well as the percentage increase in 2010 as compared to 2009:

Named Executive Officer	2010 Annual Base Salary	2009 Annual Base Salary	% Increase 2010 Over 2009
Steven M. Caspers	$182,100	$177,100	2.8%
Tom Knudsen	$133,600	$130,000	2.8%
Allen Larson	$130,800	$127,300	2.8%
Jeffrey L. Carlson	$149,000	$145,000	2.8%

Cash Bonus Programs

          The cash bonus element of total compensation is available to the Named Executive Officers through a discretionary individual performance bonus, which for the Chief Executive Officer is referred to as the “Performance Bonus.” The Chief Executive Officer is also eligible for the Profit Sharing Bonus, which is a cash bonus based upon the return per acre to growers in the fiscal year.

          In July 2010, the Compensation Committee and the Board of Directors conducted a performance review of Mr. Roche for fiscal 2010, in part to determine whether Mr. Roche would receive a Performance Bonus. Consistent with its process in prior years, this performance review solicited a rating from the Board of Directors of Mr. Roche’s performance in areas such as leadership, communication, budget and time management, as well as overall performance. This information was compiled anonymously and discussed among the Board members. The Board of Directors reviewed various aspects of Mr. Roche’s achievements and performance in 2010, prior year compensation information (including salary, Performance Bonus and Profit Sharing Bonus amounts) and estimated financial returns to the shareholders for fiscal year 2010 in determining whether to award a Performance Bonus and the amount of the Performance Bonus. In view of the variety of the factors and the amount of information considered as well as the complexity and subjectivity of these matters, the Compensation Committee did not find it practical to, and did not attempt to, make specific assessments of, quantify, rank or otherwise assign relative weights to the specific factors considered by the Board or by the Compensation Committee. While individual members of the Compensation Committee may have given different weight to different factors, the predominate factors considered by the Compensation Committee for fiscal year 2010 were the Company’s financial results despite the significant challenges of processing the sugarbeet crop and the positive evaluations of Mr. Roche’s performance by the Board. The Compensation Committee determined Mr. Roche’s Performance Bonus for fiscal year 2010 to be $70,000.

          Mr. Roche determined the discretionary performance bonus amounts to be paid to the other Named Executive Officers in August 2010. In establishing the performance bonus awards for the other Named Executive Officers, Mr. Roche considered their individual contribution toward achieving the Company goals in fiscal year 2010, and the level of return to shareholders measured through dollars paid per acre of sugarbeets grown. Consistent with past practice, he also received feedback from various members of the Compensation Committee and the Board of Directors on proposed bonus amounts. The Company and Mr. Roche continue to consider and attempt to develop a more formal program for executive officers (other than the Chief Executive Officer) for determining performance bonus awards. The following table shows the individual performance bonus earned by each of the Named Executive Officers for 2010 and also shows the performance bonus as a percentage of 2010 salary:

Named Executive Officer	2010 Performance Bonus	% of 2010 Annual Base Salary
Steven M. Caspers	$36,000	19.8%
Tom Knudsen	$12,500	9.4%
Allen Larson	$12,000	9.2%

          In determining performance bonus amounts to the other Named Executive Officers, Mr. Roche considered the severe impact of weather conditions during the harvest period in both fiscal years 2010 and 2009, which reduced the volume of sugarbeets harvested and processed in those years. Accordingly, aggregate performance bonus levels for all employees in both fiscal years 2010 and 2009 were reduced significantly from prior years. Individual bonus levels are reflective of individual performance and contributions toward the achievement of company goals.

          Mr. Carlson, who ceased serving as the Company’s Vice President, Operations on May 12, 2010, was not eligible for a performance bonus as he was not employed at the end of the fiscal year.

          Mr. Roche is also eligible for the Profit Sharing Bonus. This consists of a cash bonus based upon the return per acre to growers, with a matrix determining the amount of Profit Sharing Bonus at various levels of return per acre. The matrix applicable to 2010 was approved as part of the amended and restated employment agreement entered into between the Company and the Chief Executive Officer on August 27, 2009 and it sets forth the Profit Sharing Bonus that would be earned by him at various levels of return per acre to the growers as follows:

Return Per Acre to Growers	Profit Sharing Bonus Amount
$825 - $900	$15,000
$901 - $975	$25,000
$976 - $1,050	$35,000
$1,051 - $1,125	$45,000
$1,126 - $1,200	$55,000
$1,201 and over	$65,000

          For the purposes of the Profit Sharing Bonus, return per acre is the amount received by the shareholders/growers as a grower payment for sugarbeets and does not include patronage, retains or trucking payments. However, no Profit Sharing Bonus will be paid if 30% or more of the crop, based on planted acres, is lost or unharvested. For 2010, the return per acre to growers was $849 per acre, resulting in a Profit Sharing Bonus to Mr. Roche of $15,000.

Elements of Post-Termination Compensation

          In 2001, the Company entered into an employment agreement with Mr. Roche relating to his service as the President and Chief Executive Officer. Since 2001, the term of the employment agreement has been renewed for successive fiscal years. For the fiscal year 2010 term of September 1, 2009 to August 31, 2010, Mr. Roche and the Company entered into an amended and restated employment agreement on August 27, 2009. Under this amended and restated employment agreement, Mr. Roche will be paid his then-current base salary for a period of twelve months in the event of termination of Mr. Roche’s employment without cause, upon receipt of a general release and compliance with provisions of the agreement relating to confidential information. Mr. Roche is not entitled to post-employment payments in the event of termination of Mr. Roche’s employment by Mr. Roche, by the Company for cause, or by reason of death or disability.

          If Mr. Roche’s employment were terminated without cause on August 31, 2010, he would receive $352,300 in post-termination benefits, payable over a twelve month period.

          Former Vice President Operations, Mr. Carlson’s employment with the Company ended on May 12, 2010. Following his separation from employment, the Company and Mr. Carlson entered into a separation agreement and release that became binding and enforceable May 25, 2010. Under that separation agreement and release, the Company paid Mr. Carlson $40,116 in separation payments in fiscal year 2010. The Company also continued insurance coverage for Mr. Carlson following termination of employment. Please see “Employment and Post-Employment Arrangements – Agreement with Jeffrey L. Carlson” of this Item 11 for a description of the separation agreement and release with Mr. Carlson.

          Other than with respect to Messrs. Roche and Carlson, the Company does not have employment agreements or arrangements with any of the other Named Executive Officers. Other than with respect to the post-termination benefits to Messrs. Roche and Carlson as described above, the Company does not provide for severance or any other post-termination benefits to the Named Executive Officers, except through plans in which executive officers participate generally. See “Executive Compensation – Employment and Post-Employment Arrangements” in this Annual Report on Form 10-K for a discussion of the terms of the employment agreement with Mr. Roche as in effect for fiscal year 2010.

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

Summary Compensation Table

          The following table shows information concerning compensation earned for services in all capacities during the last three fiscal years for: (i) David H. Roche, who served as the Company’s Chief Executive Officer in fiscal year 2010; (ii) Steven M. Caspers, who served as the Company’s Chief Financial Officer in fiscal year 2010; and (iii) the three other most highly compensated executive officers of the Company in fiscal year 2010 whose total compensation was at least $100,000, less the amount representing the change in pension value and nonqualified deferred compensation earnings (together referred to as the “Named Executive Officers”).

Name and Position	Year	Salary (1)	Bonus (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
David H. Roche,	2010	$352,102	$85,000	$210,002	$27,025	$674,129
President & CEO	2009	$343,509	$55,000	$97,277	$22,133	$517,919
	2008	$333,483	$81,000	$54,772	$21,887	$491,142
Steven M. Caspers,	2010	$182,388	$36,000	$251,919	$33,270	$503,577
Executive VP & CFO	2009	$177,390	$30,000	$147,663	$12,020	$367,073
	2008	$171,470	$45,000	$72,623	$9,156	$298,249
Tom Knudsen,	2010	$134,063	$12,500	$140,887	$35,321	$322,771
V.P. Agriculture	2009	$130,474	$10,000	$54,092	$8,745	$203,311
	2008	$126,011	$27,000	$34,373	$8,346	$195,730
Allen Larson,	2010	$130,991	$12,000	$96,580	$18,581	$258,152
Controller	2009	$127,502	$8,000	$34,516	$13,786	$183,804
	2008	$123,265	$0	$29,676	$14,487	$167,428
Jeffrey L. Carlson,	2010	$108,312	$0	$81,755	$67,808	$257,875
V.P. Operations (5)	2009	$145,232	$10,000	$40,094	$8,264	$203,590
	2008	$133,740	$27,000	$24,477	$7,957	$193,174

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

(3)

Amounts in this column reflect the aggregate increase in actuarial present value of the benefits under the pension plan as applicable. A portion of the change in pension benefits value is attributable to the additional year of service, any annual salary increase and bonus received. The 2010 change in Pension Value was also affected by a change in the discount rate of 6.19% in 2009 to 5.19% in 2010. An additional portion of the change is due to a change in the mortality values used for demographic assumptions. This table changed from the 1983 Group Annuity Mortality Table in 2009 to the RP-2000 Combined Mortality Table in 2010.

(4)	Amounts in this column include:

	FY 2010
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$14,184	$12,841	—
Steven M. Caspers	$8,495	$3,763	$21,012
Tom Knudsen	$5,763	$1,781	$27,777
Allen Larson	$5,560	$1,702	$11,319
Jeffrey L. Carlson	$4,732	$1,473	$61,603

	FY 2009
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$9,477	$12,656	—
Steven M. Caspers	$8,896	$3,124	—
Tom Knudsen	$6,299	$1,573	$873
Allen Larson	$5,100	$1,342	$7,344
Jeffrey L. Carlson	$6,889	$1,375	—

	FY 2008
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$9,313	$12,574	—
Steven M. Caspers	$6,296	$2,860	—
Tom Knudsen	$6,480	$1,130	$736
Allen Larson	$6,171	$1,220	$7,096
Jeffrey L. Carlson	$6,790	$1,167	—

	(a)	Reflects the Company’s contribution to the 401(k) plan for each Named Executive Officer. For Mr. Roche, also includes $4,650 in Company’s contributions to the Deferred Compensation Plan for 2010.
	(b)	Includes premiums paid by the Company for life insurance coverage in excess of $50,000 and supplemental long-term disability coverage.
(c)

Reflects amounts paid in cash to Named Executive Officers for vacation hours; except that (i) amounts for Mr. Carlson for 2010 reflect only severance paid and (ii) for Mr. Knudsen amounts for 2010 also include $800 for company vehicle use and amounts for 2009 and 2008 reflect only company vehicle use.

(5)	Mr. Carlson ceased serving as the Company’s Vice President Operations and as its employee effective May 12, 2010.

2010 Pension Benefits

          The table below sets forth information on the pension benefits for the Named Executive Officers under each of the following:

•	Minn-Dak Farmers Cooperative Pension Plan; and

•	Minn-Dak Farmers Cooperative Supplemental Executive Retirement Plan.

          Both the Pension Plan and the SERP are described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

          No pension benefits were paid to any of the Named Executive Officers in fiscal year 2010. The Company does not have a policy permitting granting of additional years of pension service. Further information on these pension plans is included within this section of this Item of Form 10-K entitled “Compensation Discussion and Analysis.”

          The amounts reported in the table below equal the present value of the accumulated benefit at August 31, 2010, for the Named Executive Officers under each plan based upon the assumptions described in footnote 2.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)
David H. Roche	Pension Plan	10	$340,528
	SERP	10	$325,695
Steven M. Caspers	Pension Plan	35	$984,266
	SERP	35	$20,331
Tom Knudsen	Pension Plan	34	$467,690
Allen Larson	Pension Plan	29	$338,927
Jeffrey L. Carlson	Pension Plan	20	$276,536

(1)	An employee earns a full year of credited service in the pension plan with 1,000 or more hours of service during the year.
(2)

The accumulated benefit is based on service and earnings (base salary and bonus, as described above) considered by the plans for the period through August 31, 2010. It includes the value of contributions made by the Named Executive Officers throughout their careers. For the Pension Plan and SERP, the present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the assumptions as described in Note 13 to the financial statements contained elsewhere in this Annual Report on Form 10-K. As described in such note, the discount rate is 6.19% for fiscal year 2009. As described in such note, the discount rate is 5.19% for fiscal year 2010. The post-retirement mortality assumption is based on the RP-2000 Combined Mortality Table.

Nonqualified Deferred Compensation

          The table below provides information on the non-qualified deferred compensation of the Named Executive Officers in fiscal year 2010 under the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the terms of the Deferred Compensation Plan, participants may elect to defer receipt of their compensation and the Deferred Compensation Plan provides a means for deferrals of compensation. All of the Named Executive Officer except Mr. Carlson participated in the Deferred Compensation Plan in fiscal year 2010.

          The Deferred Compensation Plan is described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

Name	Executive Contributions in Fiscal Year 2010 (1)	Company Contribution in Fiscal Year 2010	Aggregate Earnings in Fiscal Year 2010 (2)	Distribution and Withdrawals in Fiscal Year 2010	Aggregate Balance at August 31, 2010
David H. Roche	$52,500	$4,650	$16,498	—	$286,014
Steven M. Caspers	—	—	$5,401	—	$45,076
Tom Knudsen	—	—	$1,234	—	$17,467
Allen Larson	—	—	$951	—	$9,831

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

Employment and Post-Employment Arrangements

Agreement with David H. Roche

          On March 1, 2001, the Company entered into an employment agreement with David H. Roche to serve as its President and Chief Executive Officer with an initial term through August 31, 2002. This initial term has been renewed for 12 month periods running from September 1 to August 31 of the following year. The employment agreement was amended and restated on August 27, 2009 for the fiscal year 2010 term of September 1, 2009 to August 31, 2010. Below is a description of the amended and restated employment agreement in effect for fiscal year 2010.

          Under the employment agreement, Mr. Roche will receive an annual base salary of $352,300 per year and is eligible for an increase in this base salary based upon an annual performance review. Mr. Roche is also eligible for a profit sharing bonus based upon return per acre. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Cash Bonus Programs” for the matrix associated with the return per acre bonus. A review of the matrix associated with the return per acre bonus will be conducted every two years with the first review August 31, 2010. The Board of Directors also has the discretion to grant Mr. Roche a performance bonus regardless of whether the return per acre bonus is awarded. Mr. Roche is also eligible for health, dental and vision insurance on the same terms as other non-union employees, as well as other group benefits such as term life insurance, accidental death and dismemberment insurance, long-term disability insurance. Mr. Roche must also submit to an annual physical examination at the Company’s expense.

          If Mr. Roche retires as Chief Executive Officer on or after his 62nd birthday, the Company will provide him with medical insurance until he reaches age 65. Mr. Roche will also be included in the Company’s non-qualified deferred compensation plan, the pension plan, supplemental executive retirement plan and 401(k) plan.

          During any term of the employment agreement, the agreement may be terminated by either party upon written notice to the other at least ninety days prior to the end of the term, by the Company for “material breach” or “just cause” by Mr. Roche, upon Mr. Roche’s death, or his total and permanent disability. For the purposes of the employment agreement, “material breach” and “just cause” mean willful misconduct in following legitimate directions of the Board of Directors; breach of loyalty to the cooperative; conviction of a felony; habitual drunkenness; excessive absenteeism not related to illness, sick leave or vacations, but only after notice from the Board of Directors followed by a repetition of such excessive absenteeism; dishonesty; or continuous conflicts of interest after notice in writing from the Board of Directors.

          If the Company terminates Mr. Roche’s employment without cause, the Company will pay Mr. Roche’s then-current base salary for a period of 12 months, conditioned upon receipt of a general release and compliance with provisions of the renewal agreement relating to confidential information. This post-employment payment does not apply to termination of Mr. Roche’s employment by Mr. Roche, by the Company for cause, or by reason of death or disability. The employment agreement also contains provisions relating to the confidentiality of certain Company information.

          Under the employment agreement, Mr. Roche is entitled to 5 weeks of vacation, seven paid holidays and four days of floating holiday. The Company will also reimburse Mr. Roche for travel and other business expenses. Further, Mr. Roche will be provided with a laptop computer and cell phone for company business.

Agreement with Jeffrey L. Carlson

          The Company and Mr. Carlson, the Company’s former Vice President Operations, entered into a separation agreement and release that became binding and enforceable May 25, 2010 relating to Mr. Carlson’s separation from employment. The separation and release agreement provided that in exchange for a full release of all claims, the Company would pay Mr. Carlson a separation payment equal to six months base pay, in thirteen bi-weekly installments. The Company will also pay the employer’s portion of COBRA coverage until the earlier of six months following the separation date of May 12, 2010 or until Mr. Carlson becomes eligible for alternative coverage. The agreement also contains provisions relating to payout of accrued vacation and confidentiality of Company information.

Post-Employment Arrangements for Named Executive Officers

          The Company’s employment agreement with Mr. Roche does not provide for severance (unless terminated without cause) or any other post-termination payments for 2010, except through plans in which the Named Executive Officers participate generally. The separation and release agreement with Mr. Carlson relates exclusively to post-employment payments and benefits and is described above.

          The Company also provides post-employment compensation for the Named Executive Officers, David H. Roche, Steven M. Caspers, Jeffrey L. Carlson, Tom Knudsen, and Allen Larson, through the following plans:

•	Defined benefit retirement plan (which is the Minn-Dak Farmers Cooperative Pension Plan);
•	Supplemental executive retirement plan;
•	Non-qualified deferred compensation plan; and
•	401(k) retirement savings plan.

          The Company has established the Minn-Dak Farmers Cooperative Pension Plan. The Pension Plan is a noncontributory, defined benefit retirement plan, which is available to all of its eligible employees. For 2010, there were approximately 320 eligible current employees participating in the Pension Plan, including the Named Executive Officers. The benefits of the Pension Plan are funded by periodic contributions by the Company to a retirement trust that invests the contributions and earnings from such contributions to pay benefits to employees. The Pension Plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee’s compensation level. Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. The plan also provides for the payment of certain disability and death benefits. See the table entitled “Pension Benefits” under this Item 11 of this Annual Report on Form 10-K for information on the benefits for 2010 to each of the Named Executive Officers under the Pension Plan.

          The Board of Directors adopted a Supplemental Executive Retirement Plan on January 21, 1997. Subject to the discretion of the Board of Directors, the Company credits to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. Of the Named Executive Officers, Messrs. Roche and Caspers were eligible to participate in the Supplemental Executive Retirement Plan in 2010. In fiscal 2010, only Mr. Roche was credited amounts to his account in the Supplemental Executive Retirement Plan, representing his defined benefit plan benefits in excess of the maximums established by the Internal Revenue Code. See the table entitled “Pension Benefits” under this Item 11 of this Annual Report on Form 10-K for information on the benefits for 2010 the Named Executive Officers under the Supplemental Executive Retirement Plan. Unlike the Company’s Pension Plan, the Supplementary Executive Retirement Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes.

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

          Under the Deferred Compensation Plan, participants may elect to defer any amount of their current salary and bonus as of the end of the prior year for the first payroll period beginning in the next year of the Deferred Compensation Plan. If the Company makes matching contributions under its 401(k) retirement savings plan, amounts in excess of the current 401(k) plan compensation limit may also be matched, but the matching contributions will be applied to the Deferred Compensation Plan. For fiscal year 2010, no Named Executive Officer deferred any amount of salary or and no Named Executive Officer other than Mr. Roche deferred any bonus under the Deferred Compensation Plan. For fiscal year 2010, Mr. Roche was eligible to receive a Company match on compensation in excess of the current 401(k) Plan limit and these excess matching contribution amounts were contributed to Mr. Roche’s account in the Deferred Compensation Plan. Income will be gained or lost on a daily basis as a result of the participants directed investment of his/her account. The participant is vested in those earnings immediately. Participants are eligible for payouts from the Deferred Compensation Plan at retirement, termination, death or disability. With respect to distributions, participants may only elect to receive payments in the form of cash over no more than ten annual installments. Participants have no right, either directly or indirectly, to anticipate, sell, assign or otherwise transfer any benefit accrued under the Deferred Compensation Plan. In addition, no participant has any interest in any Company assets set aside as a source of funds to satisfy its benefit obligations under the Deferred Compensation Plan, including the establishment of any trust. Participants have the status of general unsecured creditors of the Company and the Deferred Compensation Plan constitutes an unsecured promise by the Company to make benefit payments in the future. See the table entitled “Nonqualified Deferred Compensation” under this Item 11 in this Annual Report on Form 10-K for information on the benefits for 2010 for each of the Named Executive Officers under the Deferred Compensation Plan.

          The Company maintains a Section 401(k) retirement savings plan that permits employees, including the Named Executive Officers, to elect to set aside a portion of their gross compensation on a pre-tax basis in a trust to pay future retirement benefits. The Company provides a matching contribution of 100% of each employee’s first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement at age 65, or if the employee chooses, any time after early retirement at or after age 55; (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married). Federal law limits employee pre-tax income contributions. For calendar year 2010, employee pre-tax income contributions were limited to $16,500 for each participating employee age 49 and under and $22,000 for each participating employee age 50 and older. See the table entitled “Summary Compensation Table” for information on the benefits for 2010 to each of the Named Executive Officers under the Company’s 401(k) plan.

          In fiscal year 2010, the Company also maintained a defined contribution pension plan for all newly-hired employees who are not part of a collective bargaining arrangement. None of the Named Executive Officers participate in this defined contribution pension plan.

DIRECTOR COMPENSATION

          Directors of the Company received the following amounts for Board and committee service in fiscal year 2010: $290 per regular Board meeting, special Board meeting and committee meeting. In addition, from time to time the Company requests that directors represent the Company’s interests at various industry meetings and conferences, meetings with government or regulators, meetings with shareholders and growers, and other meetings with stakeholders. For attendance at each meeting requested by the Company, each director receives $145 per day for service of less than five hours and $290 per day for service of more than five hours. The Chairman of the Board of Directors also receives an additional retainer of $500 per month to compensate for the extra duties associated with that position. Mr. Doug Etten served as the Chairman of the Board of Directors in fiscal year 2010.

          The following table shows for fiscal year 2010 the amounts earned by each of the Company’s directors. Other than cash retainer and meeting fees as described above, none of the Company’s directors earned any other cash or any other compensation in fiscal year 2010.

Name of Director	Fees Earned or Paid in Cash (1)	Total
Dale Blume	$12,040	$12,040
Dennis Butenhoff	$15,780	$15,780
Brent Davison	$12,950	$12,950
Doug Etten	$28,240	$28,240
Patrick Freese	$10,140	$10,140
Dennis Klosterman	$14,230	$14,230
Russell Mauch	$17,810	$17,810
Charles Steiner	$12,305	$12,305
Kevin Kutzer (2)	$6,050	$6,050
Alton Theede (2)	$1,680	$1,680

(1)	Includes the amount of cash compensation earned or paid in fiscal year 2010 for Board and committee service, as well as for attendance at meetings requested by the Company.
(2)	Mr. Theede served on the Board until his term ended on December 9, 2009. Mr. Kutzer was elected as his replacement. Accordingly, amounts for Messrs. Theede and Kutzer reflect partial years of service.

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

          The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K for the year ended August 31, 2010 entitled Compensation Discussion and Analysis (the “CD&A”) with Management. In reliance on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended August 31, 2010 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors

Charles Steiner (Chair)
Dale Blume
Dennis Klosterman
Brent Davison
Dennis Butenhoff

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock. The Preferred Stock of the Company is non-voting stock. The Company’s stock can only be held by individuals who are sugarbeet growers. To the Company’s knowledge, as of November 24, 2010, no person owned beneficially more than 5 percent of the Company’s outstanding shares and none of the principal officers listed above owned any such shares. As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote. As a group, the directors own 4.46 percent of the outstanding Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Each of the Company’s directors is also a sugarbeet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets; also, each director could potentially receive grower trucking payments. Such payments for sugarbeets and trucking payments, either separately or together, can often exceed $120,000. However, such payments that are received by the directors, or the entities they represent, are on the same basis as payments received by other members of the Company for the delivery and payment of their sugarbeets. Except for the sugarbeet sales and receipt of grower trucking payments described in the preceding sentences, since the beginning of fiscal year 2010, the Company has not entered into any transaction and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

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

Independence of Directors and Committee Members

          The Board of Directors undertook a review of director independence in November 2010 as to all nine directors then serving. As part of that process, the Board reviewed all transactions and relationships between each director (or any member of his immediate family) and the Company, its executive officers and its auditors, and other matters bearing on the independence of directors. Although none of the Company’s securities are listed on any stock exchange, the Board of Directors is required to select and apply the independence standards of a stock exchange. For the purposes of determining the independence of the Company’s directors and committee members, the Board of Directors selected the NASDAQ Marketplace Rules. As a result of its review, directors Dale N. Blume, Dennis Butenhoff, Brent Davison, Douglas Etten, Patrick Freese, Dennis Klosterman, Russell Mauch, Charles Steiner and Kevin Kutzer meet the criteria for “independence” under the NASDAQ Marketplace Rules. All members of the Audit Committee meet the “independence” requirements of Section 10A-3.

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

1.

Audit Fees - paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2010 totaled $94,140 (Including a $20,000 progress billing for the 2010 audit) and for the year ended August 31, 2009 $96,550 (including a $16,000 progress billing for the 2009 audit).

2.

Audit Related Fees - paid to the Company’s principal accountant for the audit of employee benefit plans during the fiscal year ended August 31, 2010 totaled $14,500 and for the year ended August 31, 2009 totaled $14,500.

3.

Tax Fees - paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $27,010 for the year ended August 31, 2010 and $20,700 for fiscal year ended August 31, 2009.

4.

All Other Fees – paid to the Company’s principal accountant for USDA agreed upon procedures during the fiscal year ended August 31, 2010 totaled $5,000 and for the year ended August 31, 2009 totaled $5,000.

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
-Report of Independent Registered Public Accounting Firm
-Consolidated Balance Sheets as of August 31, 2010, 2009 and 2008
-Consolidated Statements of Operations for the Years Ended August 31, 2010, 2009 and 2008
-Consolidated Statements of Changes in Members’ Investments for the years ended August 31, 2010, 2009 and 2008
-Consolidated Statements of Cashflows for the Years Ended August 31, 2010, 2009 and 2008
-Notes to the Consolidated Financial Statements

b.	Financial Statement Schedules – None

c.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index, Item 15c.

Item 15a.	Report of Independent Registered Public Accounting Firm

The Audit Committee
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2010, 2009, and 2008, and the related consolidated statements of operations, change in members’ investments and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2010, 2009, and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Eide Bailly LLP

Fargo, North Dakota
November 24, 2010

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2010, 2009, AND 2008

	2010	2009	2008
ASSETS

CURRENT ASSETS
Cash	$128,611	$93,949	$159,175

Current bond trust	4,731,005	—	—

Receivables
Trade accounts	12,730,660	14,299,830	16,376,068
Growers	13,763,089	10,196,312	7,313,090
Income tax	—	—	234,461
Other	2,551	2,551	2,551
	26,496,300	24,498,693	23,926,170

Advances to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	—	1,105,797	1,492,451

Inventories
Refined sugar, pulp, molasses and thick juice to be sold on a pooled basis	29,770,313	27,046,374	28,452,755
Sugarbeets	3,121,298	—	—
Nonmember refined sugar	1,717,395	1,451,972	1,357,893
Yeast	237,105	200,317	167,799
Materials and supplies	13,403,175	11,296,034	10,159,944
	48,249,286	39,994,697	40,138,391

Deferred charges	—	1,324,353	1,436,316

Prepaid expenses and other assets	2,047,411	3,109,313	2,149,816

Current deferred income tax asset	—	25,600	145,000

Total current assets	76,792,997	70,058,453	69,288,144

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	28,164,267	27,130,273	26,476,273
Buildings	37,882,719	37,757,659	37,592,109
Factory equipment	152,493,105	147,419,262	141,263,455
Other equipment	5,300,600	4,675,425	3,766,400
Capitalized leases	3,352,917	2,960,658	746,210
Construction in progress	5,213,973	4,690,526	4,500,912
	232,407,581	224,633,803	214,345,359
Less accumulated depreciation and amortization	135,638,384	127,336,389	119,566,871
	96,769,197	97,297,414	94,778,488

OTHER ASSETS
Investment in other cooperatives and unconsolidated marketing cooperatives	11,115,672	11,343,602	11,523,024
Bond trust and financing costs	2,492,735	98,302	126,663
Other	5,034,845	992,175	1,187,408
	18,643,252	12,434,079	12,837,095

	$192,205,445	$179,789,946	$176,903,727

See Notes to Consolidated Financial Statements.

	2010	2009	2008
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$27,557,680	$18,977,978	$24,440,000

Current portion of long-term debt and capital leases	2,977,034	2,905,841	2,594,188
Current portion of bonds payable	—	2,120,000	2,010,000
	2,977,034	5,025,841	4,604,188
Accounts payable
Trade	10,143,993	11,566,445	9,511,224
Checks Outstanding	1,007,863	545,766	—
Deferred liabilities	8,825,180	—	—
Growers	13,874,124	17,704,288	17,429,879
Income tax	194,745	—	—
	34,045,905	29,816,499	26,941,103
Payable to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	283,460	—	—
Accrued liabilities	3,100,968	2,945,383	3,299,010

Total current liabilities	67,965,047	56,765,701	59,284,301

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	18,690,023	22,148,959	13,778,143

BONDS PAYABLE	19,240,000	11,370,000	13,490,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	265,800	354,400	443,000

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	—	274,075	256,075

LONG-TERM PENSION LIABILITY	19,629,704	12,827,360	5,795,189

COMMITMENTS AND CONTINGENCIES (NOTE 10)

Total liabilities	125,790,574	103,740,495	93,046,708

MEMBERS’ INVESTMENT
Preferred stock
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B - 100,000 shares authorized $75 par value; 72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200
	18,483,200	18,483,200	18,483,200
Common stock, 600 shares authorized, $250 par value;
477 shares issued and outstanding on 8-31-10,	119,250	118,500	120,750
474 shares outstanding on 8-31-09 and
483 shares outstanding on 8-31-08 and
Paid in capital in excess of par value	32,094,407	32,094,407	32,094,407
Nonqualified allocated patronage	28,298,571	28,298,718	28,298,508
Accumulated other comprehensive loss	(18,837,157)	(12,811,235)	(4,890,516)
Retained earnings	11,116,217	9,959,810	9,909,845
	71,274,488	76,143,400	84,016,194

	$197,065,062	$179,883,895	$177,062,902

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUE
From sales of sugar, sugar co-products, and yeast, net of discounts	$214,311,789	$225,034,020	$243,573,467

EXPENSES
Production costs of sugar, co-products, and yeast sold	72,008,374	79,586,897	73,592,738
Sales and distribution costs	40,451,329	43,308,982	48,667,319
General and administrative	7,079,301	7,065,675	7,275,736
Interest	1,974,363	2,017,946	3,230,496
	121,513,367	131,979,500	132,766,289

OTHER INCOME	7,777,785	2,493,245	1,299,870

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	100,576,207	95,547,765	112,107,049

INCOME TAXES EXPENSE (BENEFIT)	343,580	(505,145)	1,243,679

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$100,232,627	$96,052,910	$110,863,370

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$1,156,407	$334,861	$2,721,265
Patronage income	4,020,142	3,727,840	5,117,244

Net income credited to member’s investment	5,176,549	4,062,701	7,838,509

Payments to members for sugarbeets, net of unit retention capital	95,056,078	91,990,209	103,024,861

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$100,232,627	$96,052,910	$110,863,370

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENT
YEARS ENDED AUGUST 31, 2010, 2009, AND 2008

	Preferred Stock	Common Stock	Paid in Capital In Excess of Par Value	Non-Qualified Allocated Patronage	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income/ (Loss)
BALANCE, AUGUST 31, 2007	$18,483,200	$121,000	$32,094,407	$27,598,667	$(2,368,458)	$7,444,091	$83,372,907
Stock - Sales - common (8 shares)		2,000					2,000
Repurchases - common (9 shares)		(2,250)					(2,250)
Revolvement of unit retention capital							—
Revolvement of prior years’ allocated patronage				(4,417,403)			(4,417,403)
Adoption of FIN 48						(255,511)	(255,511)
Net income for the year ended August 31, 2008				5,117,244		2,721,265	7,838,509	$7,838,509
Pension liability adjustment					(2,522,058)		(2,522,058)	(2,522,058)
Comprehensive Income (Loss)								$5,316,451
BALANCE, AUGUST 31, 2008	18,483,200	120,750	32,094,407	28,298,508	(4,890,516)	9,909,845	84,016,194
Stock - Sales - common (6 shares)		1,500					1,500
Repurchases - common (15 shares)		(3,750)					(3,750)
Revolvement of patronage-Estate				(101,701)			(101,701)
Revolvement of prior years’ allocated patronage				(3,625,929)			(3,625,929)
Effects of FAS 158 Adjustments						(284,896)	(284,896)
Net income for the year ended August 31, 2009				3,727,840		334,861	4,062,701	$4,062,701
Pension liability adjustment					(7,920,719)		(7,920,719)	(7,920,719)
Comprehensive Income (Loss)								$(3,858,018)
BALANCE, AUGUST 31, 2009	18,483,200	118,500	32,094,407	28,298,718	(12,811,235)	9,959,810	76,143,400
Stock - Sales - common (10 shares)		2,500					2,500
Repurchases - common (7 shares)		(1,750)					(1,750)
Revolvement of patronage-Estate							—
Revolvement of prior years’ allocated patronage				(4,020,289)			(4,020,289)
Effects of FAS 158 Adjustments							—
Net income for the year ended August 31, 2010				4,020,142		1,156,407	5,176,549	$5,176,549
Pension liability adjustment					(6,025,922)		(6,025,922)	(6,025,922)
Comprehensive Income (Loss)								$(849,374)
BALANCE, AUGUST 31, 2010	$18,483,200	$119,250	$32,094,407	$28,298,571	$(18,837,157)	$11,116,217	$71,274,488

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2010, 2009, AND 2008

	2010	2009	2008
OPERATING ACTIVITIES
Income allocated to members’ investment	$5,176,549	$4,062,701	$7,838,509
Accumulated other comprehensive loss	(6,025,922)	(7,920,718)	(2,522,058)
Add (deduct) noncash items
Depreciation	8,808,312	8,440,002	8,115,079
Amortization	752,461	359,548	436,512
(Gain) Loss on disposal of equipment	(25,553)	(108,602)	112,747
(Gain)Loss allocated from unconsolidated marketing cooperatives	84,761	(115,543)	43,419
Noncash portion of patronage capital credits	32,396	(974,925)	(644,842)
Deferred income taxes	(63,000)	30,800	1,136,000
(Increase)/Decrease in cash surrender of retired executive life insurance	11,651	49,555	20,224
Changes in assets and liabilities:
Accounts receivable and advances	(608,351)	(420,329)	(2,408,377)
Inventory and prepaid expenses	(7,192,687)	(815,803)	1,299,903
Deferred charges and other	(2,873,808)	114,473	629,083
Accounts payable, accrued liabilities, and other liabilities	10,158,503	9,665,509	(662,766)

NET CASH FROM OPERATING ACTIVITIES	8,235,312	12,366,668	13,393,433

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	125,666	332,455	11,170
Capital expenditures	(7,987,929)	(8,817,485)	(7,975,759)
Capital adjustment of unconsolidated marketing cooperatives	(237,248)	871,094	325,357
Proceeds from patronage refunds and equity revolvements	367,407	418,184	272,726

NET CASH USED FOR INVESTING ACTIVITIES	(7,732,104)	(7,195,752)	(7,366,506)

FINANCING ACTIVITIES
Sale (repurchase) of common stock, net	750	(2,250)	(250)
Net proceeds (repayments) of short-term debt	8,579,703	(5,462,022)	5,440,000
Checks outstanding	462,098	545,766	—
Proceeds from long term debt	—	10,000,000	—
Payment of financing fees	(753,447)	(207,405)	(284,410)
Payment of long-term debt/lease	(5,030,020)	(5,692,828)	(5,239,138)
Payment of unit retains and allocated patronage	(3,727,630)	(4,417,403)	(6,038,860)

NET CASH USED FOR FINANCING ACTIVITIES	(468,546)	(5,236,142)	(6,122,658)

NET CHANGE IN CASH	34,662	(65,226)	(95,731)

CASH, BEGINNING OF YEAR	93,949	159,175	254,906

CASH, END OF YEAR	$128,611	$93,949	$159,175

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED AUGUST 31, 2010, 2009, AND 2008

	2010	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for Interest	$1,861,232	$2,067,437	$3,438,931
Income tax net payments (refunds)	$485,910	$(790,406)	$1,930,729

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Proceeds for bond issuance transferred to restricted investment	$7,000,000	—	—

Equipment purchased by issuance of capital lease	$392,259	$2,365,296	$746,210

See Notes to Consolidated Financial Statements.

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Minn-Dak Farmers Cooperative (the Company) is a North Dakota cooperative association owned by its member-growers for the purpose of processing sugarbeets and marketing sugar and co-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of baker’s yeast. Link Acquisition Company LLC (Link) was formed to advance possible strategic business activities by the Company. Approximately 93% of net sales are related to sugarbeet operations and 7% are related to yeast operations.

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

Cash and Cash Equivalents

Cash Equivalents are assets which are readily convertible into cash within three months. The Company does not consider Bond Trust assets as Cash Equivalents.

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

Credit Risk

The Company via United Sugars and Midwest Agri-Commodities and Minn-Dak Yeast grant credit to food processors located throughout the United States. In addition, the Company grants credit to member-growers located in North Dakota and Minnesota, for sugarbeet seed, technology fees, and co-products.

Inventories

Inventories of refined sugar, thick juice, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of the cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase price that approximates weighted average cost. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar or thick juice, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Prepaid Expense and Other Assets

Purchased sugar allocation and prepaid insurance costs related to subsequent fiscals year are recorded as assets and subsequently expensed to those years.

Deferred Costs and Product Values

All costs incurred prior to the beginning of the Company’s fiscal year that relate to agricultural development and labor procurement costs, receiving and processing the subsequent year’s sugarbeet crop are deferred. Similarly, the net realizable values of products produced prior to the beginning of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred. The net result of these deferred costs and grower sugar beet payables as of August 31, 2010 of $8,825,181 has been recorded in the Company’s balance sheet in “Deferred liabilities.” Deferred costs as of August 31, 2009 and August 31, 2008 of $1,324,343 and $1,436,316 respectively were recorded in the Company’s balance sheet as current assets under the heading “Deferred charges”. There were no deferred products produced prior to the fiscal years ending August 31, 2009 and August 31, 2008.

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

It is the policy of the Company to provide depreciation based on methods designed to amortize the cost of the properties over their estimated useful lives. Property, plant and equipment are depreciated for financial reporting purposes, principally using declining balance methods, with estimated useful lives ranging from 3 to 40 years. Statutory lives and methods are used for income tax reporting purposes. Capital lease equipment is depreciated in accordance with FASB ASC 840, Accounting for Leases.

Capitalized assets include indirect costs such as fringe benefits, interest and engineering when appropriate. The indirect costs capitalized for the years ended August 31, 2010, 2009 and 2008 were $257,391, $205,240, and $133,775, respectively. There was no construction-period interest capitalized for the years ended August 31, 2010, 2009 and 2008.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards FASB ASC 350 (Accounting Standards Codification), Intangibles – Goodwill and Other, the Company does not amortize goodwill. The Company has annually evaluated goodwill and other intangible assets for impairment and concluded that no impairment charge was necessary.

Costs associated with the acquisition of permanent allocation rights will be amortized over the remaining life of the farm program, currently estimated at four crop years.

Investments in Other Cooperatives and Unconsolidated Marketing Cooperatives

Equity Value Investments in Unconsolidated Marketing Cooperatives Investments - The investments in United Sugars Corporation and Midwest -Commodities Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the Company’s share of the undistributed earnings or losses. Transactions with these companies are considered to be related party transactions.

Investments in Other Cooperatives - The investments in stocks and capital credits of other cooperatives are stated at cost, plus the Company’s share of allocated patronage and capital credits.

Income Taxes

A consolidated federal income tax return is filed for the Company and its wholly owned subsidiaries. Deferred income taxes are provided for in the timing of certain temporary deductions/increases for financial and income tax reporting purposes.

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

Bond Origination Costs

Bond financing costs incurred in connection with the financing of the construction projects related to the processing facility have been capitalized. The Company is amortizing the bond financing costs over the terms of the financing obtained using a straight line method.

Amortization of bond financing cost for the years ended August 31, 2010, 2009, and 2008 totaled $21,650, $28,362 and $28,362, respectively.

Self-Funded Insurance

The Contract year for the Company’s employee health plan starts January 1 and ends December 31. In fiscal year 2008, the Company operated with a fully insured employee health plan through December 2007. In fiscal years ending August 31, 2009 and 2010, the Company operated with a self-funded employee health plan administered by Blue Cross Blue Shield of North Dakota (BCBS) for the entire fiscal year. In addition to administering claims, BCBS insures individual health claims in excess of $100,000 and aggregate annual claims in excess of 120% of expected claims for the plan year. The Company has exposure for claims incurred but not paid at the end of each reporting period. Historical information supplied by BCBS, based on employee enrollment and factors that are established at each contract renewal, is used to estimate it’s liability for these claims. This liability is estimated, actual claims experience may differ from Company estimates.

Uninsured Cash Balance

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to certain limits. At times during the year, the Company’s balances exceeded these limits. The Company does not consider this a material risk.

Impairment and Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with the provisions of FASB ASC 144, Impairment or Disposal of Long-Lived Assets.

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sold upon receipt of the Company’s product by its customers as well as the net realizable value calculations of the inventory through allocations from the Company’s marketing cooperatives.

Advertising

The Company’s advertising costs are expensed as incurred. Advertising expense for the years ended August 31, 2010, 2009 and 2008 totaled $19,875, $19,955 and $21,568, respectively.

Pension Liability

In accordance with FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company records the liability for its defined benefit retirement plan as the benefit obligation in the financial statements. The Company has determined that the future tax benefits associated with FASB ASC 715 are patronage sourced and, therefore, will flow directly to the shareholder/growers. As a result, no future tax benefit to the Company is recorded.

Fair Value

Fair value is defined under FASB ASC 820, Accounting for Fair Value Measurements as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. FASB ASC 820 established a fair value hierarchy that prioritizes the assumptions, or “inputs,” used in applying valuation techniques. The three levels of inputs within fair value hierarchy include:

o	Level 1 inputs were quoted prices (unadjusted) in active markets for identical assets or liabilities.

o

Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that were not active, and inputs (other than quoted prices) that were observable for the asset or liability, either directly or indirectly.

o

Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued new standards in the ASC 820, Fair Value Measurements. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its interim filing for February 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its interim filing in February 2011. This update will not have a material effect on the Company’s results of operations, financial position or cash flows.

Recently Adopted Accounting Pronouncements

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective upon issuance.

In June 2009, the FASB issued Accounting Standards Update 2009-01 Generally Accepted Accounting Principles. The Company adopted this ASU on September 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former US GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September of 2006, the FASB issued FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans. This pronouncement was adopted by the Company with the notation that the Company would continue to measure its plan’s liabilities as of May 31. However, with full adoption of FASB ASC 715, the new measurement date for the plan’s liabilities is August 31. In 2009, this resulted in a one-time addition to liability and reduction of retained earnings of $284,896 for the August 31, 2009 financial statements.

Concentration and Sources of Labor

The Company’s total factory campaign and full time workforce consists of 457 employees, of which 61% are covered by a collective bargaining agreement. The agreement expires on May 31, 2011.

Risks and Uncertainties

Interest costs - The Company is at risk for interest rate changes in both seasonal and long-term debt. The Company has variable rates on a substantial majority of its seasonal and long-term debt. Interest rate risk is not expected to have a material impact on the Company’s annual return to its growers. During the first quarter of the Company’s fiscal year ending August 31, 2011, the Company adopted a policy to manage future risks associated with interest rate variability.

Accumulated Other Comprehensive Income (Loss)

FASB ASC 220, Reporting Comprehensive Income (Loss), establishes rules for reporting comprehensive income and loss and its components. Accumulated other comprehensive loss consists of the FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans adjustment and is presented in the Statement of Member’s Investment. See Note 12.

NOTE 2 - INTANGIBLE ASSETS

Intangible assets derived from the purchase of the non-controlling interest in Minn-Dak Yeast include $110,152 of Goodwill, which is not being amortized; $514,000 for Customer Relations and $62,000 for a Non-Compete Agreement, which are being amortized on a straight-line basis over 5 years. The amortization of these intangible assets for the years ended August 31, 2010, 2009 and 2008 was $143,127, $143,127 and $143,127, respectively. The cumulative amortization of these intangible assets as of August 31, 2010, 2009 and 2008 is $480,582, $337,455 and $194,327 respectively.

NOTE 3 - INVESTMENTS

The investment in stock of other cooperatives and unconsolidated marketing cooperatives consists of the following:

	2010	2009	2008

Dakota Valley Electric Cooperative	$6,166,685	$5,978,829	$5,632,704
CoBank	4,379,995	4,964,489	4,801,609
United Sugars Corporation	369,509	216,396	971,797
Midwest Agri-Commodities	10,091	10,717	10,867
Other	189,392	173,171	106,047

	$11,115,672	$11,343,602	$11,523,024

NOTE 4 -	SHORT-TERM DEBT, LONG-TERM DEBT, CAPITAL LEASE PAYABLE, AND BONDS PAYABLE

Short-Term Debt

Information regarding short-term debt for the years ended August 31, is as follows:

	2010	2009	2008

Seasonal loan with CoBank, due December 31, 2010, the interest rate was 2.76% as of August 31, 2010.	$27,557,680	$18,977,978	$24,440,000

The Company had a $45,000,000 seasonal line of credit with CoBank, with $17,442,320 available on August 31, 2010. On November 15, 2010, the Company obtained a seasonal line of Credit renewal for $85,000,000 through May 31, 2011; with a step down to $45,000,000 from June 1, 2011 through December 31, 2011. The lines are secured with a first lien on substantially all property and equipment and current assets of the Company. The Company utilizes the USDA’s CCC Sugar Loan Program to provide an additional source of seasonal financing. Un-advanced funds remaining from the $85,000,000 and $45,000,000 seasonal debt lines are subject to a 0.375% commitment fee.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, are as follows:

	2010	2009	2008

Maximum borrowings	$50,390,927	$45,551,000	$57,767,930

Average borrowing levels	$31,524,428	$28,410,018	$36,003,083

Average interest rates	2.37%	2.23%	4.23%

Long-Term Debt

Information regarding long-term debt at August 31 is as follows:

	2010	2009	2008
CoBank term loan, with fixed and variable rates, due in varying principal repayments through August 20, 2016 as of August 31, 2010, fixed interest rate currently at 5.60% and the variable interest rate was 1.66% as of August 31, 2010 with a first lien on substantially all property, equipment, and current assets of the Company located in Wahpeton, ND	$19,134,260	$22,461,958	$15,789,655

Less current portion	(2,495,773)	(2,495,773)	(2,493,103)

Long term portion	$16,638,487	$19,966,185	$13,296,552

In addition, the Company may make special advance payments on its term loans with CoBank after its seasonal loans have been paid in full, with the understanding that the special advance payments will be re-advanced subject to the reinstatement provisions, prior to the granting of any new seasonal loans. Any such advance payments are subject to a commitment fee of 0.375% of the daily un-advanced commitment.

Interest expense for the years ended August 31, 2010, 2009 and 2008 totaled $1,974,363, $2,017,946 and $3,230,496, respectively.

Minimum principal amounts due on the Company’s long-term debt are as follows:

Years ending August 31,

2011	$2,495,773
2012	3,327,697
2013	3,327,697
2014	3,327,697
2015	3,327,697
Thereafter	3,327,699

Total Principal amounts due	$19,134,260

As of August 31, 2010, the Company was in compliance with all loan covenants with the Bank.

Capital Leases

The Company is the lessee of equipment under capital leases with varying expiration dates. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. For the years ended August 31, 2010, 2009 and 2008 the capitalized costs of the leased assets were $3,352,917, $2,960,658 and $821,950 respectively and accumulated amortization was $853,734, $365,403 and $468,472 respectively. This equipment is being depreciated in accordance with FASB ASC 840, Accounting for Leases. Depreciation of assets under these capital leases is included in depreciation expense.

Minimum future lease payments under capital leases are as follows:

Years ending August 31,

2011	$600,729
2012	609,416
2013	960,621
2014	212,886
2015	463,711

Total minimum lease payments	$2,847,363

Less: Amount representing interest	314,566

Present value of net minimum lease payment	$2,532,797

Less: Current Portion	481,262

Long Term Portion	$2,051,535

Bonds Payable

The Company financed capital expenditures related to the processing facility through the sale of Industrial Development Revenue Bonds, Series 2002, by Richland County North Dakota. On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds. All variable rate bonds outstanding as of January 15, 2010 were called and new variable rate bonds were issued with a single maturity date of February 1, 2023 with no associated gains or losses. In addition, $7.0 million in new tax-exempt bonds, which are exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures. These variable rate bonds were issued on February 18, 2010 with a single maturity date of February 1, 2025. The letters of credit from the Bank associated with these bonds were also renewed as of the date of the issuance of the bonds. The new tax-exempt bond proceeds, initially $7.0 million, are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company. The Company guarantees the bonds. The Company has letter of credit arrangements expiring February 28, 2011 with a bank that provides security for obligations under the bonds payable totaling approximately $19,814,564 at August 31, 2010. There were no outstanding advances under these letter of credit arrangements as of August 31, 2010.

The Company also has the right, but not the obligation to sell an additional $8.8 million of tax-exempt bonds prior to December 31, 2010.

Information regarding tax exempt bonds payable at August 31 is as follows:

	2010	2009	2008
Richland County North Dakota Bonds, with variable rates, due in varying principal repayments through January 2011 Refinanced January 28, 2010.	$—	$2,570,000	$3,755,000

Bonds with repayments through April 2019. Refinanced January 28, 2010.	—	10,920,000	11,745,000

Richland County North Dakota bonds, with variable interest rates due February 1, 2023, the effective interest rate was 3.10% as of August 31, 2010.	12,240,000

Richland County North Dakota bonds with variable interest rate due February 1, 2025; the effective interest rate was 2.81% as of August 31, 2010.	7,000,000	—	—
	$19,240,000	$13,490,000	$15,500,000

Less Current Portion	—	(2,120,000)	(2,010,000)
Long Term Portion	$19,240,000	$11,370,000	$13,490,000

Minimum future principal payments required on the obligations under bonds payable are as follows:

Years ending August 31,

2011	$—
2012	—
2013	—
2014	—
2015	—
Thereafter	19,240,000

$19,240,000

Funds Held In Trust as of August 31, 2010	$7,000,000
Funds Eligible for Draw-Current as of August 31, 2010	4,731,005
Funds Eligible for Draw-Long Term as of August 31, 2010	$2,268,995

NOTE 5 - MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of non-dividend bearing common stock is restricted to a “member-producer,” as defined in the by-laws of the Company. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is also required to purchase units of preferred stock and is entitled to grow the maximum acres per unit of preferred stock as is authorized by the Board of Directors each farming year. The Company’s Board of Directors authorized the members to plant for the fiscal years 2010, 2009 and 2008, respectively 1.60, 1.60 and 1.50 acres per unit of preferred stock. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are non-voting and non-dividend bearing. The Company’s Board of Directors must approve all transfers and sales of stock.

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

Under the terms of the Company sugarbeet growing contracts with each of its member-producers, the Company is obligated to pay the member-producers for sugarbeets delivered at a price per pound of extractable and bonus sugar. However, if, in the opinion of the Company’s Board of Directors, the working capital position of the Company is insufficient, the Company shall withhold and/or retain from the price to be paid per pound of extractable sugar such amounts as are deemed by the Board of Directors to be necessary for operations, the deductions to be made at such time and in a manner as the Board of Directors shall decide. The amount so withheld and or retained shall be evidenced in the records of the Company by allocated patronage and/or per unit retains in favor of the member-producers. The Board of Directors has the power to determine whether such allocated patronage and/or per unit retains shall be “qualified” or “nonqualified” for income tax purposes.

The Company allocated non-qualified patronage to the members for the years ended August 31, 2010, 2009 and 2008 of $4,020,142, $3,727,840, and $5,117,244, respectively.

During the year ended August 31, 2010, the Company revolved the remaining 66% of the allocated patronage for the fiscal year ended August 31, 2004 totaling $2,876,660 and 31% of the allocated patronage for the fiscal year ended August 31, 2005, totaling $1,143,629. In addition, for the fiscal period ending August 31, 2010, 2009 and 2008 the Company revolved $-0-, $101,701, and $-0- of allocated patronage to certain deceased members’ estates.

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

The Company’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. The Company provided United Sugars with cash advances on an ongoing basis for its share of operating and marketing expenses incurred. During the years ended August 31, 2010, 2009 and 2008, the Company had advanced $26,299,502, $30,087,285 and $34,383,138, for operating and marketing expenses incurred respectively. The Company had outstanding advances due to/(from) United Sugars as of August 31, 2010, 2009 and 2008 of $(1,424,545), $(1,740,649) and $(2,064,475), respectively. The Company accounts for United Sugars’ FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans adjustment as an additional change in accumulated other comprehensive income (loss).

The Company has a one-fourth ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All sugarbeet pulp and a portion of the molasses produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The Company provided Midwest with cash advances on an ongoing basis for its share of operating and marketing expenses incurred by Midwest. The Company advanced Midwest during the years ended August 31, 2010, 2009 and 2008, $9,235,346, $8,440,062 and $9,026,985, respectively. The Company had outstanding advances due to Midwest as of August 31, 2010, 2009 and 2008 of $1,708,006, $634,852 and $572,020, respectively. The owners of Midwest guarantee, on a pro-rata basis, the $9,000,000 short-term line of credit that Midwest has with its primary lender. The Company accounts for Midwest’s FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans adjustment as an additional change in accumulated other comprehensive income (loss).

NOTE 7 - INCOME TAXES

The Company is a nonexempt cooperative as described under Section 1381(a) (2) of the Internal Revenue Code of 1986. Accordingly, net margins from business done with member patrons, which are allocated and distributed as prescribed in Section 1382 of the Code, will be taxable to the members and not to the Company. To the extent that net margins are not allocated and paid as stated above or arise from non-patronage business, the Company shall have taxable income subject to corporate income tax rates.

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31 are as follows:

	2010	2009	2008

Deferred tax assets
Non-qualified unit retains and allocated patronage due to members	$11,319,500	$11,319,000	$11,319,000
Net operating loss carry-forwards	7,241,900	6,121,600	5,706,455
Other	2,443,123	1,113,741	2,427,545

Total deferred tax assets	21,004,523	18,554,341	19,453,000

Deferred tax liabilities
Depreciation	18,503,239	18,528,741	16,325,000
Other	2,767,083	354,400	3,426,000

Total deferred tax liabilities	21,270,323	18,883,141	19,751,000

Net deferred tax asset (liability)	$(265,800)	$(328,800)	$(298,000)

Classified as follows
Current asset	$—	$25,600	$145,000
Long-term asset (liability)	(265,800)	(354,400)	(443,000)

Net deferred tax asset (liability)	$(265,800)	$(328,800)	$(298,000)

The state and federal operating loss carry forwards totaling approximately $18,100,000 will expire in 2015 through 2029.

The provision for income taxes is as follows:

	2010	2009	2008

Current expense (benefit)	$406,579	(535,945)	107,679
Net change in temporary differences	(62,999)	30,800	1,136,000

Provision for income taxes	$343,580	$(505,145)	$1,243,679

Deferred tax assets are reduced by a valuation allowance to the extent Management concludes it is more likely than not that the assets will not be realized. For the years ended August 31, 2010, 2009, and 2008 the Company had a valuation allowance of $705,400, $335,300 and $-0- respectively.

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes were as follows:

	2010	2009	2008
Expected federal income tax expense at the statutory rate	35.0%	35.0%	35.0%
State tax expense at statutory rate	5.0%	5.0%	5.0%
Payments to members	-39.4%	-40.0%	-38.3%
Other, net	-0.3%	-0.5%	-0.6%

Effective tax rate	0.3%	-0.5%	1.1%

The Company allocates the patronage related benefits of the Domestic Production Activities Deduction directly to its patrons. During the years ended August 31, 2010, 2009 and 2008 the Company passed through $5,944,573, $5,742,508 and $-0- respectively to its patrons.

Significant temporary timing differences between financial and income tax reporting are as follows:

1.

When non-qualified allocated patronage is elected by the Board of Directors, the Company is not allowed an income tax deduction until they are paid in cash to the member-producers, where as qualified allocated patronage is deducted when declared.

2.

Depreciation - For financial reporting purposes, the Company uses straight-line and accelerated methods of depreciation with lives of 3 to 40 years, while, for income tax purposes, the Company uses required statutory depreciable lives and methods.

3.

Non-qualified patronage credits from investments in other cooperatives - For financial statement purposes, the Company recognizes income when the patronage credit notification is received while, for income tax purposes, the companies recognize income when the patronage is received in cash.

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

6.

On August 31, 2006, the Company had a net $915,560 in non-patronage long-term tax liability resulting from a combination of non-patronage tax issues that will reverse over the life of certain assets now considered to be member business related. The Company will amortize the $915,560 long-term liability over the approximate remaining book life of those assets generating the liability. The amortization of the long-term tax liability for the years ended August 31, 2010, 2009 and 2008 was $88,600, $88,600 and $236,280, respectively leaving a remaining balance on August 31, 2010 of $265,800 to be amortized in future years.

7.	Non-qualified deferred compensation is deducted for book purposes as incurred and deducted for tax purposes as paid.

Adoption of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes

On September 1, 2007 The Company adopted the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FASB ASC 740-10 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FASB ASC 740-10 requires that the company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in our financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements.

As of August 31, 2010, the company’s financial statements reflect the final settlement pertaining to its only income tax activity qualifying for FASB ASC 740-10 treatment. For purposes of FASB ASC Topic 740-10, the Company recognizes any interest and penalties accrued related to unrecognized tax benefits in tax expense.

The total amount of unrecognized tax benefits as of August 31, 2010 is $-0-.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated:

Year Ended August 31,	2010	2009	2008

Balance of unrecognized tax benefits beginning balance	$274,075	$256,075	$—
Increases for tax positions related to current year	13,500	18,000	—
Increases for tax positions related to prior year	—		256,075
Reductions for tax positions of prior years	—	—	—
Decreases related to settlements	(287,575)	—	—
Reductions due to lapsed statute of limitations	—	—	—
Balance of unrecognized tax benefits at August 31	$—	$274,075	$256,075

Tax returns filed as of August 31, 2004 through current filings are open for examination.

NOTE 8 - DEPRECIATION

The Company’s depreciation expense for the years ended August 31, 2010, 2009 and 2008 was $8,808,312, $8,440,002 and $8,115,079, respectively.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

During fiscal year 1997, the Company entered into a long-term lease agreement on a property, which included providing a guarantee for the notes to finance the leased property. The Company’s contingent liability related to these notes totaled $555,286 as of August 31, 2010.

During fiscal year 2000, the Company sold certain notes receivable with recourse. The Company’s contingent liability related to these notes totaled $23,585 as of August 31, 2010.

During the fiscal year 2010, the Company entered into a coal purchase agreement requiring a minimum annual purchase of coal in the amount of $1.6 million for each of the fiscal years ending August 31, 2011, 2012 and 2013 respectively.

NOTE 11 - OPERATING LEASES

The Company is a party to various operating leases for vehicles and equipment. Future minimum payments for long-term leases for the years ending August 31, under these obligations, are as follows:

Years ending August 31,

2011	$74,540
2012	67,258
2013	38,222
$180,020

Operating lease and contract expenses for the years ended August 31, 2010, 2009 and 2008, totaled $960,068, $1,145,998 and $1,535,475, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The Company’s matching contribution to the plan is at a level of 100% of employee contributions, with a maximum of 4% of compensation. Employer contributions to the plan for the years ended August 31, 2010, 2009 and 2008 totaled $660,677, $637,822 and $631,063, respectively.

Effective September 1, 2007, individual participating employees who have met the non-elective eligibility requirements of the plan received a contribution of 4% of their compensation each pay period as provided by the plan. Individuals participating in this benefit are excluded from the non-contributory defined benefit plan. Employer contributions to the plan for the years ended August 31, 2010, 2009, and 2008 totaled $79,385, $65,657 and $53,907, respectively.

Pension plan

The Company has a non-contributory defined benefit plan, which covers substantially all employees who meet certain requirements of age, hours worked per year, years of service, and age at retirement or termination. The pension funding policy is to deposit amounts allowable by law with independent trustees. Funds deposited with independent trustees maintained to provide pension benefits to plan participants and their beneficiaries. The Company’s measurement date was changed in 2009 which resulted in measurement dates of August 31, 2010 and 2009, and for the prior year the measurement date was May 31, 2008.

In August 2006, the Pension Protection Act (PPA) was signed into law. The PPA modified the funding requirements for defined benefit pension plans by subjecting defined benefit plans to 100% of the current liability-funding target. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk”. These provisions do not apply to plans with less than 500 participants. As of the last plan filing, the Company’s plan had 477 participants.

In September 2006, the FASB issued FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and Post-retirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. As a result of the application of FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans as of August 31, 2010, 2009 and 2008 the Company increased liabilities by $6,802,344, $7,547,180 and $639,310. These liabilities were offset to accumulated other comprehensive income (loss). As a result of FASB ASC 715, in the year ended August 31, 2010, 2009 and 2008 the Company recognized an increase in accumulated other comprehensive income/(loss) of ($6,274,921), ($7,080,155) and ($2,218,282), respectively. In accordance with FASB ASC 715, the measurement date was moved from May 31, 2008 to August 31, 2009 creating a fifteen-month period vs. twelve-month period the preceding year.

The following table sets forth the plan’s funded status at August 31:

	2010	2009	2008

Change in pension benefit obligation
Benefit obligation at beginning of year	$31,076,170	$26,101,309	$25,712,339
Service cost	1,003,895	1,284,966	940,135
Interest cost	1,843,576	2,175,966	1,558,671
Experience (gain)/loss due to participant changes	7,260,190	2,774,339	(1,351,129)
Benefits paid	(1,051,850)	(1,260,410)	(758,707)

Benefit obligation at end of year	40,131,981	31,076,170	26,101,309

Change in plan assets
Fair value of plan assets at beginning of year	18,480,578	20,158,363	20,277,824
Actual return on plan assets	1,882,201	(2,494,214)	(360,683)
Employer contribution	1,512,580	2,097,024	1,060,000
Benefits and expenses paid	(1,068,267)	(1,280,595)	(818,778)

Fair value of plan assets at end of year	20,807,092	18,480,578	20,158,363

Accrued pension benefit cost liability	$(19,324,889)	$(12,595,592)	$(5,942,946)

	Pension Benefits
	2010	2009	2008

Non-current assets	$—	$—	$—
Current liabilities	—	—	—
Noncurrent liabilities	(19,324,889)	(12,595,592)	(5,942,946)
	$(19,324,889)	$(12,595,592)	$(5,942,946)

The estimated amounts that will be amortized from Accumulated Other Comprehensive Income to future fiscal years are as follows:

	2010	2009	2008

Accumulated loss	$17,802,784	$11,525,420	$4,436,275
Prior service cost	104,828	136,860	169,107
	$17,907,612	$11,662,280	$4,605,382

The accumulated benefit obligations for all defined benefit pension plans for the years ended August 31, 2010, 2009 and 2008 were $29,641,358, $22,858,793 and $19,721,092, respectively.

	2010	2009	2008

Weighted-average assumptions as of August 31
Discount rate	5.2%	6.2%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total compensation increase	4.5%	4.3%	4.3%

The net periodic pension cost for the years ended August 31, includes the following components:

	2010	2009	2008

Components on net periodic pension benefit cost
Service cost	$1,003,895	$1,284,966	$940,135
Interest cost	1,843,576	2,175,966	1,558,671
Expected return on plan assets	(1,492,426)	(2,036,453)	(1,621,109)
Amortization of prior service cost	32,032	32,247	32,782
Amortization of transition amount	—	—	—
Amortization of net (gain) or loss	609,468	236,046	—

Net periodic pension benefit cost	$1,996,545	$1,692,772	$910,479

The 2009 data includes a fifteen-month period. The net periodic cost was allocated as follows:

Current Period	$1,407,876
Adjustment to Retained Earnings	284,896
Total	$1,692,772

The Company’s pension plan weighted-average asset allocation at August 31, by asset category is as follows:

	2010	2009	2008

Asset category
Equity securities	59%	61%	66%
Debt securities	35%	37%	31%
Real estate	4%	0%	0%
Other	2%	2%	3%

Total	100%	100%	100%

The fair values of the company’s pension plan assets at August 31, 2010, by asset category are as follows:

Pension Plan Assets Fair Value Measurements at August 31, 2010

	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents	$544,983	$544,983	$—	$—
Domestic Common Stocks	$2,708,722	$2,708,722	$—	$—
Foreign Stocks	$85,377	$85,377	$—	$—
Mutual Funds-Equity	$8,018,686	$8,018,686	$—	$—
Mutual Funds-Fixed Income	$6,978,002	$6,978,002	$—	$—
Core Equity Account	$296,753	$296,753	$—	$—
International Equity Account	$2,174,569	$2,174,569	$—	$—
	$20,807,092	$20,807,092	$—	$—

The fair values of the company’s pension plan assets at August 31, 2009, by asset category are as follows:

Pension Plan Assets Fair Value Measurements at August 31, 2009

	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents	$924,841	$924,841	$—	$—
Domestic Common Stocks	$2,400,669	$2,400,669	$—	$—
Foreign Stocks	$131,010	$131,010	$—	$—
Mutual Funds-Equity	$6,482,750	$6,482,750	$—	$—
Mutual Funds-Fixed Income	$6,460,184	$6,460,184	$—	$—
Core Equity Account	$440,639	$440,639	$—	$—
International Equity Account	$1,640,485	$1,640,485	$—	$—
	$18,480,578	$18,480,578	$—	$—

The fair values of the company’s pension plan assets at August 31, 2008, by asset category are as follows:

Pension Plan Assets Fair Value Measurements at August 31, 2008

	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents	$943,634	$943,634	$—	$—
Domestic Common Stocks	$2,580,263	$2,580,263	$—	$—
Foreign Stocks	$151,351	$151,351	$—	$—
Mutual Funds-Equity	$8,737,566	$8,737,566	$—	$—
Mutual Funds-Fixed Income	$5,893,353	$5,893,353	$—	$—
Core Equity Account	$568,645	$568,645	$—	$—
International Equity Account	$1,283,551	$1,283,551	$—	$—
	$20,158,363	$20,158,363	$—	$—

Discount Rate

The Company’s methodology for selecting the discount rate for the Company’s plan was to seek guidance from outside pension experts for determination of the appropriate discount rate through August 31, 2008 and use the Mercer Index for dates beginning September 1, 2008. The decision to use the Mercer index rate was intended to provide an outside unbiased benchmark for this key accounting assumption.

Investment Philosophy

The Company’s Board of Directors appoints individuals to serve as Trustees of the Company’s Pension Plans. The Trustees approve the Investment Policy Statement for the Company’s Pension Plans. The Pension Operating committee is responsible for administering and following the Investment Policy Statement. The independent Investment Consultant provides investment advice and assistance regarding the investments of the Trust, analyzes investment expenses, and negotiates fees of Investment Managers and Custodians. The Investment Policy Statement is designed to diversify against the risk of large losses while still achieving long-term return goals on a historical basis. The Investment Policy is reviewed at least annually by the Operating Committee who recommends changes to the Trustees. Diversification of investment risk is consistent with other pension plans of similar size and demographics as reviewed by the Company’s independent Investment Consultant. The asset allocation targets for the plan consist of five primary areas: Domestic Equity, International Equity, Real Estate, Marketable Alternatives and Fixed Income. Cash allocations are allowed only as necessary for impending benefit payments. The stated goal for each allocation target is to exceed the return of its corresponding benchmark without exposure to excessive risk.

Percentage of Pension Plan Assets by Asset Class as of August 31, 2010

Asset Class	Target Range	Actual Allocations

Large Cap Us Common Stocks	25% - 30%	30.8%

Mid and Small Cap US Common Stock	10% - 20%	14.7%

Total Domestic Equity	40% - 50%	45.5%

International (Non US) Equity	15% - 21%	15.8%

Total Equity	58% - 68%	61.3%

Real Estate	2.5% - 5.5%	4.4%

Marketable Alternatives	1.5% - 4.5%	3.3%

Total Fixed Income	25% - 40%	31.0%

Cash	0% - 5%	0.0%

Prohibited Investments
Non-Marketable Securities
Short Sales or Purchases on Margin

There have been no changes in the valuation methodologies used at August 31, 2010, 2009 and 2008. The Plan’s investment in any category over 10% is diversified through the use of multiple investment alternatives to reduce risk.

Expected Return on Plan Assets

The expected long-term rate of return on plan assets should, over time, approximate the historical long-term returns on pension plan assets. The Company’s methodology for selecting the Expected Return on Plan Assets is to seek guidance from outside pension experts for an appropriate rate.

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

Contributions

The Company expects to contribute $1,790,000 to its pension plan in 2011.

Distributions (Expected Future)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2011	$929,000
2012	884,000
2013	968,000
2014	899,000
2015	1,038,000
Thereafter, through 2020	8,426,000
$13,144,000

As a result of FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company has recognized a charge to accumulated other comprehensive loss as follows:

Fiscal Year Ended August 31:	2010	2009	2008

Beginning Balance	$12,811,235	$4,890,516	2,368,458
Minn Dak Farmers Cooperative	6,274,921	7,080,155	2,218,280
United Sugars	(315,151)	771,949	209,017
Midwest Agri	66,152	68,615	94,761

Ending Balance	$18,837,157	$12,811,235	$4,890,516

Non-qualified benefit plans

The Company has various non-qualified plans for those employees who meet certain requirements.

The Supplemental Executive Retirement Plan (SERP) is designed to provide an employee who exceeds the annual compensation limit of the Company’s defined benefit plan with a benefit as if the annual compensation limit didn’t apply. This plan is unfunded; therefore there are no assets associated with this plan. The cumulative liability for this plan for the years ended August 31, 2010, 2009, and 2008 was $304,815, $231,768 and $276,562, respectively.

The Non-Qualified Deferred Compensation plan allows an employee to defer wages to a future date. The deferment becomes part of the company assets. To receive payments under this plan, the participant must meet the requirements of the plan or separate from the Company. The cumulative assets and liabilities for this plan for the years ended August 31, 2010, 2009, and 2008 were $411,507, $365,015 and $385,745, respectively.

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

☐

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the book value of the Bank debt of approximately $19.1 million, $22.5 million and $15.8 million compares to fair values of $19.2 million, $22.8 million and $16.1 million respectively as of August 31, 2010, 2009 and 2008. Also included in the Company’s long-term debt was $19.2 million, $13.5, million and $15.5 million in tax exempt bonds, in comparison to the fair value of $19.2 million, $13.5 million and $15.5 million respectively for the periods ending August 31, 2010, 2009 and 2008.

☐

Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s current bond trust and restricted long-term other assets was $7.0 million in comparison to the fair value of $7.0 million as of August 31, 2010.

☐

Investments in CoBank, and Investments in Marketing Cooperatives - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

NOTE 14 – SUBSEQUENT EVENTS

The Company has considered subsequent events through the date the financial statements were issued.

Item 15c.	Exhibits

Index
3(i)

Articles of Amendment to the Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996 as filed on November 21, 1996.

3(ii)	Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
3(iii)	Amended Bylaws of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s7 Annual Report on Form 10-K for the fiscal year ended August 31, 2008 as filed on November 26, 2008.
10(a)	Growers’ Agreement (example of agreement which each Shareholder is required to sign).
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
10(r)

David H. Roche Employment Agreement. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 as filed on November 29, 2001 and Amended and Restated Agreement dated August 27, 2010.

10(s)	Richland County Development Revenue Refunding Bond agreement dated February 18, 2010.
10(t)	CoBank revolving credit supplement dated November 15, 2010.
12	Statement re Computation of Ratio of Net Proceeds to Fixed Charges.
21	Subsidiaries of the Registrant. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
31.1	Certification of the President/Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Executive Vice President/Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.3	Certification of the Controller/Chief Accounting Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
32	Certification of the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
99.1	Audit Committee Charter. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 as filed on November 26, 2003.

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

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	11-24-10
David H. Roche	Chief Executive Officer

/s/ Steven M. Caspers	Executive Vice President and	11-24-10
Steven M. Caspers	Chief Financial Officer

/s/ Allen E. Larson	Controller and	11-24-10
Allen E. Larson	Chief Accounting Officer

/s/ Dale Blume		11-24-10
Dale Blume	Director

/s/ Dennis Butenhoff		11-24-10
Dennis Butenhoff	Director

/s/ Brent Davison		11-24-10
Brent Davison	Director

/s/ Doug Etten		11-24-10
Doug Etten	Director

/s/ Patrick Freese		11-24-10
Patrick Freese	Director

/s/ Dennis Klosterman		11-24-10
Dennis Klosterman	Director

/s/ Russell Mauch	Director	11-24-10
Russell Mauch

/s/ C Kevin Kutzer		11-24-10
C Kevin Kutzer	Director

/s/ Charles Steiner		11-24-10
Charles Steiner	Director