Form 10-K/A
period 2010-08-31
MINN DAK FARMERS COOPERATIVE
filed 2010-12-09
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended AUGUST 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File

No. 33‑94644

MINN‑DAK FARMERS COOPERATIVE

(Exact name of Registrant as specified in its charter)

North Dakota	23‑7222188
(State of Incorporation)	(I.R.S. Employer Identification Number)

7525 Red River Road Wahpeton, North Dakota 58075	(701) 642‑8411
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐YES  ☒NO

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES  ☒ NO

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

Description of Amendment No. 1 to Annual Report on Form 10-K for the Year Ended August 31, 2010:

On November 24, 2010, Minn-Dak Farmers Cooperative (the “Company”) filed its Annual Report on Form 10-K for the year ended August 31, 2010 (the “2010 Form 10-K”).  This Amendment No. 1 to the 2010 Form 10-K is being filed solely to correct the consolidated balance sheets as of August 31, 2010, 2009 and 2008 included in the 2010 Form 10-K.  The balance sheets included in the 2010 Form 10-K contained a numerical error that occurred during the process of preparing the 2010 Form 10-K for electronic filing with the Securities and Exchange Commission.  The error was not reflected in the 2010 Form 10-K that was delivered to the Company’s shareholders.

In the balance sheets included in the 2010 Form 10-K, total assets as of August 31, 2010, 2009 and 2008 were stated as $192,065,062, $179,789,946, and $176,903,727, respectively.  Correct assets as of August 31, 2010, 2009 and 2008 were $197,065,062, $179,883,895 and $177,062,902, respectively.  All other balance sheet amounts are correct as stated in the 2010 Form 10-K.  In Part IV of this Amendment No. 1, the Company is including its consolidated balance sheets as of August 31, 2010, 2009 and 2008 that reflect the corrected total assets.

This Amendment No. 1 does not reflect events occurring after the filing of the 2010 Form 10-K and, other than the filing of the aforementioned balance sheets, does not amend, modify or update the disclosure in the 2010 Form 10-K in any way.

PART IV.

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

a.       Consolidated Financial Statements

-Consolidated Balance Sheets as of August 31, 2010, 2009 and 2008
(as corrected as described above)

c.     The exhibits to this Amendment No. 1 to Annual Report on Form 10-K are as follows:

Exhibit No.	Description
31.1	Certification of the President/Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certification of the Executive Vice President/Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.3	Certification of the Controller/Chief Accounting Officer (principal accounting officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2010, 2009, AND 2008

	2010	2009	2008
ASSETS

CURRENT ASSETS
Cash	$128,611	$93,949	$159,175

Current bond trust	4,731,005	―	―

Receivables
Trade accounts	12,730,660	14,299,830	16,376,068
Growers	13,763,089	10,196,312	7,313,090
Income tax	―	―	234,461
Other	2,551	2,551	2,551
	26,496,300	24,498,693	23,926,170

Advances to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	―	1,105,797	1,492,451

Inventories
Refined sugar, pulp, molasses and thick juice to be sold on a pooled basis	29,770,313	27,046,374	28,452,755
Sugarbeets	3,121,298	―	―
Nonmember refined sugar	1,717,395	1,451,972	1,357,893
Yeast	237,105	200,317	167,799
Materials and supplies	13,403,175	11,296,034	10,159,944
	48,249,286	39,994,697	40,138,391

Deferred charges	―	1,324,353	1,436,316

Prepaid expenses and other assets	2,047,411	3,109,313	2,149,816

Current deferred income tax asset	―	25,600	145,000

Total current assets	81,652,613	70,152,402	69,447,319

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	28,164,267	27,130,273	26,476,273
Buildings	37,882,719	37,757,659	37,592,109
Factory equipment	152,493,105	147,419,262	141,263,455
Other equipment	5,300,600	4,675,425	3,766,400
Capitalized leases	3,352,917	2,960,658	746,210
Construction in progress	5,213,973	4,690,526	4,500,912
	232,407,581	224,633,803	214,345,359
Less accumulated depreciation and amortization	135,638,384	127,336,389	119,566,871
	96,769,197	97,297,414	94,778,488

OTHER ASSETS
Investment in other cooperatives and unconsolidated marketing cooperatives	11,115,672	11,343,602	11,523,024
Bond trust and financing costs	2,492,735	98,302	126,663
Other	5,034,845	992,175	1,187,408
	18,643,252	12,434,079	12,837,095

	$197,065,062	$179,883,895	$177,062,902

See Notes to Consolidated Financial Statements.

	2010	2009	2008
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$27,557,680	$18,977,978	$24,440,000

Current portion of long-term debt and capital leases	2,977,034	2,905,841	2,594,188
Current portion of bonds payable	―	2,120,000	2,010,000
	2,977,034	5,025,841	4,604,188
Accounts payable
Trade	10,143,993	11,566,445	9,511,224
Checks Outstanding	1,007,863	545,766	―
Deferred liabilities	8,825,180	―	―
Growers	13,874,124	17,704,288	17,429,879
Income tax	194,745	―	―
	34,045,905	29,816,499	26,941,103
Payable to affiliates - Midwest Agri-Commodities Co. and United Sugars Corporation	283,460	―	―

Accrued liabilities	3,100,968	2,945,383	3,299,010

Total current liabilities	67,965,047	56,765,701	59,284,301

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	18,690,023	22,148,959	13,778,143

BONDS PAYABLE	19,240,000	11,370,000	13,490,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	265,800	354,400	443,000

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	―	274,075	256,075

LONG-TERM PENSION LIABILITY	19,629,704	12,827,360	5,795,189

COMMITMENTS AND CONTINGENCIES (NOTE 10)

Total liabilities	125,790,574	103,740,495	93,046,708

MEMBERS’ INVESTMENT
Preferred stock
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B - 100,000 shares authorized $75 par value; 72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200
	18,483,200	18,483,200	18,483,200

Common stock, 600 shares authorized, $250 par value; 477 shares issued and outstanding on 8-31-10,	119,250	118,500	120,750
474 shares outstanding on 8-31-09 and
483 shares outstanding on 8-31-08 and
Paid in capital in excess of par value	32,094,407	32,094,407	32,094,407
Nonqualified allocated patronage	28,298,571	28,298,718	28,298,508
Accumulated other comprehensive loss	(18,837,157)	(12,811,235)	(4,890,516)
Retained earnings	11,116,217	9,959,810	9,909,845
	71,274,488	76,143,400	84,016,194

	$197,065,062	$179,883,895	$177,062,902

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2010

MINN-DAK FARMERS COOPERATIVE

By:	/s/ David H. Roche
David H. Roche, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on December 9, 2010.

SIGNATURE	TITLE

/s/ David H. Roche	President and Chief Executive Officer (principal executive officer)
David H. Roche

/s/ Steven M. Caspers	Executive Vice President and Chief Financial Officer (principal financial officer)
Steven M. Caspers

/s/ Allen E. Larson	Controller and Chief Accounting Officer (principal accounting officer)
Allen E. Larson

/s/ Dale Blume
Dale Blume	Director

/s/ Dennis Butenhoff
Dennis Butenhoff	Director

/s/ Brent Davison
Brent Davison	Director

/s/ Doug Etten
Doug Etten	Director

/s/ Patrick Freese
Patrick Freese	Director

/s/ Dennis Klosterman
Dennis Klosterman	Director

/s/ Russell Mauch	Director
Russell Mauch

/s/ C Kevin Kutzer
C Kevin Kutzer	Director

/s/ Charles Steiner
Charles Steiner	Director