Form 10-Q
period 2010-11-30
MINN DAK FARMERS COOPERATIVE
filed 2011-01-14
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

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

YES ☐	NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒      Smaller Reporting Co ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at December 17, 2010
$250 Par Value	480

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Nov 30, 2010 (Unaudited)	Aug 31, 2010 (Audited)

CURRENT ASSETS
Cash	$84	$129

Current bond trust	―	4,731

Receivables
Trade accounts	18,826	12,731
Growers	1,248	13,763
Income Tax	353	―
Other receivables	3	3
Total Receivables	20,430	26,496

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	71,055	29,770
Non-member refined sugar	8	1,717
Sugarbeet inventory	108,648	3,121
Yeast	233	237
Materials and supplies	14,592	13,403
Total Inventories	194,536	48,249

Deferred charges	109	―
Prepaid expenses	2,437	2,039
Prepaid beet seed	―	8

Total Current Assets	217,596	81,653

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	28,164	28,164
Buildings	37,883	37,883
Factory/Agricultural equipment	152,493	152,493
Other equipment	5,301	5,301
Capitalized leases	3,353	3,353
Construction in progress	8,876	5,214
Total Property, Plant and Equipment	236,070	232,408
Less accumulated depreciation	(137,801)	(135,638)
Net Property, Plant and Equipment	98,269	96,769

OTHER ASSETS
Investment in other cooperatives, unconsolidated marketing subsidiaries and other corporations	11,165	11,116
Bond trust and financing costs	9,744	2,493
Other long-term assets	3,352	5,035
Total Other Assets	24,261	18,643

TOTAL ASSETS	$340,126	$197,065

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND MEMBERS’ INVESTMENT

(In Thousands)

	Nov 30, 2010 (Unaudited)	Aug 31, 2010 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$84,791	$27,558

Current portion of long-term debt, capital leases and bonds payable	2,983	2,977

Accounts payable:
Trade	6,663	10,144
Checks outstanding	1,214	1,008
Deferred liabilities	―	8,825
Growers	88,828	13,874
Total Accounts Payable	96,705	33,851

Income tax	―	195

Payable to affiliates	1,705	283

Accrued liabilities	3,845	3,101

Total Current Liabilities	190,029	67,965

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	45,789	37,930

LONG-TERM DEFERRED INCOME TAX LIABILITY	244	266

LONG-TERM PENSION LIABILITY	20,596	19,630

COMMITMENTS AND CONTINGENCIES

Total Liabilities	256,658	125,791

MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 477 shares at Nov 30, 2010 and 477 shares at August 31, 2010	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	2,456	―
Nonqualified allocated patronage	37,999	28,299
Accumulated other comprehensive loss	(18,823)	(18,837)
Retained earnings	11,140	11,116
Total Members’ Investment	83,468	71,274

TOTAL LIABILITIES AND MEMBERS’ INVESTMENT	$340,126	$197,065

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three-Months Ended
	Nov 30, 2010	Nov 30, 2009
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$74,379	$56,498
Changes in finished goods inventory and in-process sugar at NRV	50,517	16,162
Total Revenue	124,896	72,660

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	29,504	22,777
Sales and distribution costs	15,089	11,696
General and administrative	2,025	1,523
Interest	581	407
(Gain) Loss on disposition of property and equipment	(1)	(123)
Total Expenses	47,198	36,280

TOLLING & OTHER REVENUE	71	31

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	77,769	36,411

INCOME TAX BENEFIT (EXPENSE)	22	22

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$77,791	36,433

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$23	$22
Patronage income	9,709	5,260
Net income credited to members’ investment	9,732	5,282

Allocated costs of sugarbeets paid or payable to growers for production to date	$68,059	$31,151

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$77,791	$36,433

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine-Months Ended
	Nov 30, 2010		Nov 30, 2009
OPERATING ACTIVITIES
Net income credited to members’ investment		$9,732		$5,282
Add (deduct) noncash items:
Depreciation		2,162		2,142
Amortization		154		52
(Gain) Loss on property and equipment disposals		(1)		(123)
(Gain) Loss allocated from unconsolidated marketing subsidiaries		(1)		―
Noncash portion of patronage capital credits		(32)		―
Deferred income taxes		(22)		(23)
Changes in operating assets and liabilities
Accounts receivable and advances		6,067		10,771
Inventory and prepaid expenses		(146,677)		(66,975)
Deferred charges and other assets		3,370		2,097
Accounts payable, accrued liabilities and other liabilities		72,064		24,328
Net cash (used in)/provided by operating activities		(53,184)		(22,449)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment		1		123
Change in other assets		―		(5,000)
Tax exempt bond draw		4,731		―
Capital expenditures		(3,662)		(1,023)
Patronage received from other coops		―		―
Net cash (used in)/provided by investing activities		1,070		(5,900)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt		57,233		30,963
Checks outstanding		206		2,011
Net proceeds from issuance of long-term debt		―		―
Payment of long-term debt and capital leases		(950)		(940)
Payment of financing fees		(390)		―
Equity payment to estate		(10)		―
Payment of allocated patronage		(4,020)		(3,626)
Net cash (used in)/provided by financing activities		52,069		28,408

NET INCREASE/(DECREASE) IN CASH		(45)		59

CASH, BEGINNING OF YEAR		129		94

CASH, END OF QUARTER		$84		$153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest		$381		$354

Income taxes, net of refunds		$548		$1

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unit retain deductions		$2,456	$	―

Proceeds for bond issuance transferred to restricted investment		$8,815	$	―

Equipment purchased by issuance of capital lease	$	―		$371

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

NOVEMBER 30, 2010 and 2009

(Unaudited)

1.

The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month periods ended November 30, 2010 and 2009 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010. The results of operations for the three-month period ended November 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2011.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market.  Third-party refined sugar costs include product, delivery, poll adjustment, and refining fee costs. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase price that approximates cost. During the periods when sugarbeets are purchased from growers and/or non-members, but not yet converted into refined sugar or in-process sugar, that sugarbeet inventory is valued at grower and/or non-members payment cost. In valuing inventories at Net Realizable Value (“NRV”), the Company, in effect sells the remaining inventory to the subsequent period’s sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.

In September 2010, and effective as of August 31, 2010, the Company declared a revolvement of the remaining 66 percent of the allocated patronage for the 2003-crop totaling $2.9 million and 31 percent of the allocated patronage for the 2004-crop totaling $1.1 million. These amounts were accrued as of August 31, 2010 and paid to the stockholders on September 17, 2010.

4.	In November 2010, the Company allocated to members $4.0 million of patronage from the 2009-crop in the form of non-qualified allocated patronage credits.
5.

The Company’s Board of Directors has authorized a $3.1 million per unit retain deduction from the 2010-crop.  As of November 30, 2010, $2.5 million has been deducted with the remaining $.6 million to be deducted in January 2011.

6.

As of November 30, 2010 the Company had $112.9 million of short-term credit capacity, $85.0 million with CoBank (“the Bank”) and $27.9 million with USDA Commodity Credit Corporation (“CCC”). Short term credit utilized as of November 30, 2010 consisted of $84.8 million, $66.4 million from the Bank and $18.4 million from CCC, leaving a remaining short-term credit capacity of $28.1 million. The increase in seasonal debt from August 31, 2010 to November 30, 2010 is due to the increased grower payments for the much larger 2010 crop and also due to normal seasonal operations.

7.

On November 15, 2010 the Company renewed the Revolving Credit Supplement with the Bank through December 31, 2011. The Revolving Credit Supplement was renewed at $85.0 million for the time period from November 15, 2010 to May 31, 2011; then it will be reduced to $45.0 million through December 31, 2011.

8.

On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds.  All variable rate bonds outstanding as of January 15, 2010 were called and new variable rate bonds were issued with a single maturity date of February 1, 2023 with no associated gains or losses.  In addition, $7.0 million in new tax-exempt bonds, which are also exempt from alternative minimum taxes, was approved by Richland County to finance future capital expenditures.  These variable rate bonds were issued on February 18, 2010 with a single maturity date of February 1, 2025.  The letters of credit from the Bank associated with these bonds were also renewed as of the date of the issuance of the bonds.  The new tax-exempt bonds are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company.

9.

On November 30, 2010, the Company applied for and received approval from Richland County to sell $8.8 million of new tax-exempt bonds, which are also exempt from alternative minimum taxes, to finance future capital expenditures.  These variable rate bonds (currently at 0.45 percent interest rate) were issued on November 30, 2010 with a single maturity date of November 1, 2025.  The letters of credit from the Bank associated with all of  the bonds were also renewed as of the date of the issuance of the November 30, 2010 bonds, with the letters of credit increasing $9.1 million, representing the $8.8 million in principal plus interest.  These newly issued tax-exempt bonds  are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company.

10.

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

•

Long-Term Debt, Inclusive of Current Maturities – Based upon discounted cash flows and current borrowing rates with similar maturities, the book value of the long-term debt as of November 30, 2010, was approximately $17.7 million of Bank debt in comparison to the fair value of $17.6 million.  Also included in the Company’s long-term debt is $28.0 million in tax-exempt bonds, in comparison to the fair value of $28.0 million.

•

Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s current and long-term Restricted Investments was $9.0 million in comparison to the fair value of $9.0 million.  Current and long-term Restricted Investments are invested in short-term government backed securities.

•

Investments in CoBank, and Investments in Marketing Cooperatives – The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

11.	The Company’s shareholders harvested 3,108,004 tons of sugarbeets from the 2010-crop, which created an estimated payment liability of $176.7 million, or a payment estimate of $56.86 per average ton.
12.

The sugar beet industry is currently involved in litigation concerning the approval of Roundup Ready® sugarbeets.  Results of this litigation may impact the future costs associated with the sugar beet industry and the production of sugar from sugar beets.

13.	The following schedule provides the components of Net Periodic Benefit Cost for the Three-Months Ended, November 30, 2010 and November 30, 2009

(In 000’s)

Pension Plan

Other Than Pension Plan

2011

2010

2011

2010

Service Cost

$

320

$

251

$

0

$

0

Interest Cost

498

461

0

0

Expected return on plan assets	(416)	(373)	0	0
Amortization of prior service cost	8	8	0	0
Amortization of transition cost	0	0	0	0
Amortization of net (gain) loss	271	152	0	0
Net periodic benefit cost	$681	$499	$0	$0

Through the three-months ended November 30, 2010, the Company has made $0.0 million contributions as compared to $0.0 million through the three-months ended November 30, 2009.  The Company anticipates contributing $1.5 million in additional funds to its pension plan in FY 2011, for a total of $1.5 million.  Contributions in FY 2010 totaled $1.5 million.

14.	Recently Issued Accounting Pronouncements:

In July 2010, the FASB issued an update to the authoritative guidance in order to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The guidance provided by this update becomes effective for the Company in the second quarter of fiscal year 2011.  The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statements.

In December, 2010, the FASB issued authoritative guidance to improve goodwill impairment testing. Under this guidance, goodwill and other intangible assets testing is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1).  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  This Update will be implemented for the quarter ending November 2011.  The Company does not expect that this authoritative guidance on impairment testing will have a material effect on the Company’s financial statements.

In June and December 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance becomes effective for the Company in fiscal 2011.  The company does not expect that the adoption of this guidance will have a material effect on the Company’s financial statement.

15.	Change in Accounting Standards:
The Company has not been impacted by any changes in Accounting Standards since the filing of its most recent 10-k.
16.	Subsequent Events:
The Company has considered subsequent events through the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion should be read in conjunction with information contained in the Consolidated Financial Statements     and Notes thereto and in the Company’s Annual Report on Form 10-K for fiscal year ended August 31, 2010.

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) for the three-month period ended November 30, 2010 (the first quarter of the Company’s 2011 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Critical Accounting Policies and Estimates

The only  material changes to the Company’s critical accounting policies and estimates since the filing of its Annual Report on form 10-K for the year ended August 31, 2010 has been the Derivative and Hedging Activities.

The Company’s critical accounting policies and estimate changes include the following:

Derivative and Hedging Activities

FASB ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities) requires the Company to recognize all derivatives, as defined, on the balance sheet at fair value.

The Company periodically enters into fixed asset purchase contracts with foreign manufacturers and these contracts require portions of the total contract price to be paid in Euros. If the financial exposure is significant, the Company may enter into derivative contracts to reduce its exposure to variability in foreign currency markets associated with a fixed asset purchase.  As of November 30, 2010, the Company held no foreign currency derivatives or hedges.

ESTIMATED FISCAL YEAR 2011/ CROP YEAR 2010 INFORMATION

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

The Company’s initial sugarbeet payment estimate totals $56.86 per ton or $0.19369042 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2011. This projected payment is 20 percent more than the final 2009-crop payment per ton and 5 percent more per pound of extractible sugar. The higher projected 2010-crop payment per ton results from more total tons of beets processed, higher sugar content in the sugarbeets, decreased operating and fixed costs per ton and improved sugar prices versus the prior year. The price per pound of extractible sugar was diluted by 6.5 percent due to bonus sugar for the 2010-crop vs. 2.3 percent for the 2009-crop. Bonus sugar is an incentive payment to growers to deliver sugarbeets prior to main harvest. Harvest for the 2010-crop began on August 18, 2010 vs. September 8, 2009 for the 2009-crop.

As of the date of this report, the Company has taken into consideration key indicators of actual results vs. projections used for the initial sugarbeet payment estimate.  Consideration has been given to beet inventory storage conditions, projected net selling prices, factory operation costs, and sugar, pulp and molasses production. No change in the estimated beet payment has resulted from this review. It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

RESULTS OF OPERATIONS

Comparison of the three-months ended November 30, 2010 and 2009

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to growers for production to date totaled $68.0 million, an increase of $36.9 million or 118.5 percent from the prior year. As of November 30, 2010, Management has estimated the Fiscal 2011 payment to growers for sugarbeets at $176.7 million, which is $81.7 million or 85.9 percent more than the prior year.

The increase in payments to members is based upon (i) an average delivered sugar content of 16.8 percent, a 8.7 percent increase from the 2009-crop, (ii) a total member sugarbeet crop to process of 3.1 million tons and (iii) the Company’s projected selling price for its sugar, pulp and yeast being higher, offset by lower molasses prices when compared to the previous year.

Revenues for the quarter ended November 30, 2010 were comprised of Sugar 92 percent, Pulp 4 percent, Yeast 3 percent and Molasses 1 percent.

Consolidated revenue for the three-month period ended November 30, 2010, increased $52.2 million or 71.9 percent from 2009. Revenue from total sugar sales increased $15.6 million or 33.4 percent reflecting a 18.5 percent increase in cwt. sold, and a 14.8 percent increase as a result of net selling price per cwt. Revenue from pulp increased $1.9 million or 52.0 percent reflecting a 51.0 percent decrease as a result of net selling price per ton and a 103.0 percent increase in tons sold. Revenue from molasses sales increased $0.6 million or 25.0 percent reflecting a 34.4 percent increase in tons sold and a 9.4 percent decrease as a result of net selling price per ton. The increase in volume of sugar sold is attributable a larger 2010 crop, delivered by shareholder/growers coupled with a very high demand from customers. The increase in volume of co-products sold is attributable to a larger 2010-crop causing an earlier start to manufacturing on a pool wide basis.  Pulp sales during the period ended November 30, 2009 included carry-over sales from the record value 2008-crop.

Revenues from yeast sales decreased $0.2 million or 6.7 percent reflecting an increase in average selling price of 2.0 percent and a decrease in volume of 8.7 percent. Sales volume decreased due to existing customers’ decreased demand for yeast. Selling prices increased due to general market conditions.

The value of finished product inventories for the three-month period ended November 30, 2010 increased $50.5 million, $34.3 million more than the prior year increase, mostly the result of a larger crop.  The start of campaign on August 20, 2010 allowed the Company to be manufacturing at full capacity on September 1, 2010 the first day of the three-month period ended November 30, 2010. The change in Sugar and Juice inventories accounted for almost all of the change vs. 2009.

Expenses for the three-month period ended November 30, 2010 increased $10.9 million; $6.7 million increased due to the production costs for a campaign that has incurred nineteen more operating days in 2010 vs. 2009, $3.4 million increased due to Sales and Distribution Costs associated with the larger crop and $0.8 million increased due to General, Administrative, and Interest costs.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for member-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all member business expenses. In addition, actual cash payments to members are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This member financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”). As of  November 30, 2010, the Company has a seasonal line of credit totaling $85.0 million through May 31, 2011, and then reduced to $45.0 million through December 31, 2011, of which $18.6 million was available as of November 30, 2010. The Company also had $27.9 million loan capacity from the USDA Sugar Loan Provisions contained in the 2008 Farm Bill, of which $9.5 million was available to provide an additional source of seasonal financing for the current and future crops.

During the three-month period ended November 30, 2010 the Company was reimbursed for qualified capital expenditures in the amount of $4.7 million in accordance with the sale of $7.0 million in tax exempt bonds during fiscal 2010.

On November 30, 2010, the Company sold $8.8 million of new tax exempt bonds resulting from the Federal Government’s economic stimulus legislation.  The proceeds of these bonds are required to be placed in a trust account until the Company makes qualifying capital investments that allow for the use of the proceeds of these bonds. The Company intends to use all of the proceeds from the bond issuance on qualifying capital expenditures within the time period required in the bond indenture.

The loan agreements between the Bank and the Company obligate the Company to maintain, “in accordance with GAAP”, the following financial covenants:

•

Maintain a current ratio of no less than 1.10 for the first quarter of a fiscal year and 1.15 for all other quarter and fiscal year ends;

•

Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1;

•

Maintain available cash flow to current long-term debt ratio as defined in the agreement of not less than 1.25:1, as measured at fiscal year end.

As of November 30, 2010 the Company was in compliance with its loan agreement covenants with the Bank.

Net Cash used for operations totaled $53.2 million for the three-month period ended November 30, 2010, compared to $22.4 million used for the previous period. This increase of $30.7 million in net cash used vs. the  period ended November 30, 2009 was primarily due to the differences in the sugarbeet projected payments recorded liability, actual payments to shareholder/growers , and  the associated additional inventory needs for processing materials from the record 2010-crop.

The net cash acquired in investing activities totaled $1.1 million for the three-month period ended November 30, 2010, compared to $5.9 million used the previous year. The increase of $6.9 million was primarily due to the prior period having $5.0 million used in a change in other assets.  The conversion of $4.7 million in restricted bond assets to cash during the current period was offset by an increase of $2.6 million in capital expenditures vs. the period ended November 30, 2009.

The net cash acquired in financing activities totaled $52.1 million for the three-month period ended November 30, 2010 compared to $28.4 million for the previous year. This increase of $23.7 million was primarily due to a $26.3 million increase in short term debt obligations required for the payment of sugarbeets from the record 2010-crop.  All other factors totaled ($2.3) million.

The Company retained $2.5 million as a non-cash item from the November beet payment in the form of a non-qualified unit retain.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

Working capital increased $13.9 million for the three-month period ended November 30, 2010. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company anticipates using the majority of the remaining $9.0 million in economic stimulus bonds as a source of funding for the fiscal 2011 capital expenditures.

Cash decreased less than $0.1 million for the three-month period ended November 30, 2010.

Capital expenditures for fiscal year 2011 have been approved at $19.2 million. The capital expenditures are for normal efficiency, improved beet storage, improved rail facilities, safety and replacement activities. Failure by the Company to make capital expenditures over a period of years could result in the Company being less competitive due to its failure to reduce costs, increase operating efficiencies or increase revenues.

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

OTHER

Estimated Fiscal Year 2012 Information

As of  the date of this filing, the Company’s Board of Directors has not made a determination to modify the planting level for the 2011-crop that would be different from the 2010 crop level.  The 2010-crop level was 150 percent of member preferred shares plus a 10 percent measuring tolerance for a total maximum planting of 160 percent and a total minimum planting of 140 percent of member preferred shares.

The sugarbeet seed available for the 2011-crop as of the date of this report is still uncertain because of  the legal processes surrounding the use of Round-up Ready sugarbeet seed for the 2011-crop.  If Round-up Ready sugarbeet seed continues to be illegal for planting in the United States, the Company’s growers will only be able to plant conventional sugarbeet seed for the 2011-crop.  See Part II, Item 1 of this report for additional information.

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

The Farm Bill incorporates gradual loan rate increases for raw and refined sugar.  For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011.  Raw cane loan rates will remain at 18.00 cents per lb in 2008 then rise gradually to 18.75 cents by 2011, and they will remain at 18.75 cents per lb for the 2012 crop year.  Refined beet sugar loan rates are set at 23.45 cents per lb for the 2009 crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2010 through 2012 crop years. The crop year 2010 national beet loan rate is 23.77 cents per lb.

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

North American Free Trade Agreement

The North American Free Trade Agreement (NAFTA) governs sweetener trade between the United States and Mexico.  Under the NAFTA, tariffs on over-quota imports of sugar from and exports of sugar to Mexico expired on January 1, 2008.  Imports of Mexican sugar could cause material harm to the United States sugar market.  The U.S. Government recently reported that it expects Mexico to export to the United States 1.245 million short tons raw value of sugar, which would represent about 11 percent of U.S. deliveries of sugar for the government’s fiscal year 2011. The Company has no way to predict the extent to which Mexico will take advantage of its export opportunities to the United States.

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

Environmental

The Company is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor control.  The Company conducts an ongoing compliance program designed to meet these environmental laws and regulations.  The Company believes that it is in substantial compliance with applicable environmental laws and regulations.  From time to time, however, the Company may be involved in investigations or determinations regarding matters that may arise in the ordinary course of business.  The Company works closely with all affected government agencies to resolve environmental issues that have arisen and believes such issues will be resolved without any material adverse effect on the Company.

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been passed or introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  The Company believes it is likely that industries generating GHGs, including the Company, will be subject to either federal or state regulation relating to climate change policies in the relatively near future.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage compared with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholders if the Company is not able to pass the increased costs on to the Company’s customers.

On June 26, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES), a bill that would place a cap on GHG emissions.  Similar legislation may be considered in the U.S. Senate.  Separately, the Environmental Protection Agency (EPA) finalized findings that GHG emissions endanger public health and welfare through their impact on climate change, and that motor vehicles “cause or contribute” to dangerous GHG pollution.  The findings, which respond to the Supreme Court’s 2007 decision in Massachusetts v. EPA, legally obligates the EPA to issue GHG standards for motor vehicles under the Clean Air Act and supports the EPA’s effort to use existing legal authority to regulate GHGs.  As an emitter of GHGs covered by ACES, the Company is watching legislative and regulatory developments carefully yet cannot predict whether new proposed laws or regulations will have a material impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2010, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no material changes to the Company’s internal control over financial reporting since the filing of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

In September 2010, the USDA, under existing regulatory authority, issued permits to commercial sugarbeet seed companies to plant root crop seed, or stecklings, for the purpose of possible commercial seed availability for the 2012 crop and beyond. That move was immediately challenged in court by the Center for Food Safety along with other groups. On November 30, 2010 the District Court granted the Plaintiffs’ motion for a preliminary injunction and ordered that the stecklings planted pursuant to the permits issued by USDA is removed from the ground. The District Court’s ruling was immediately appealed by USDA and was granted a stay by an emergency panel of the Court of Appeals for the Ninth District Court.

On November 2, 2010 the USDA announced that it has prepared a draft environmental assessment (EA) to address a request from interested chemical and seed companies to partially deregulate or provide for some similar administrative action to allow the continued use of Roundup Ready® sugarbeet seed for sugarbeet crops in the US. The proposed EA evaluates three options, including the USDA’s preferred alternative, which would authorize production of Roundup Ready® sugarbeets under strict USDA permit conditions for the 2011 and future sugarbeet crops. The draft EA was made available for public comment for 30 days following the announcement, with the USDA intending to analyze all comments received by December 6, 2010, and then deciding whether to grant the supplemental request for partial deregulation. The Company believes that as soon as the USDA issues any new approvals for genetically modified sugar beet plantings in 2011, that it will be challenged in court by the same coalition group that has filed previous lawsuits.

According to the USDA, Roundup Ready varieties accounted for about 95 percent of the planted acres in the 2009/10 crop year. The Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeets beginning with the 2008 crop. Of the sugarbeet crop processed by the Company in 2010, the Company estimates that nearly 100 percent was grown with Roundup Ready seed.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K. For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1 A, Risk factors in the Company’s 2010 Annual Report on Form 10-K.

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	January 14, 2011	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	January 14, 2011	/s/ STEVEN M. CASPERS
Steven M. Caspers Executive Vice President and Chief Financial Officer