Form 10-K/A
period 2010-08-31
MINN DAK FARMERS COOPERATIVE
filed 2011-02-22
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO
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

Description of Amendment No. 2 to Annual Report on Form 10-K for the Year Ended August 31, 2010:

On November 24, 2010, Minn-Dak Farmers Cooperative (the “Company”) filed its Annual Report on Form 10-K for the year ended August 31, 2010 (the “2010 Form 10-K”). Amendment No. 1, Filed on December 9, 2010 included the revised Balance Sheet information only. Amendment No. 2 to Form 10-K for the year ended August 31, 2010 is being filed to now include the following financial information in the exhibits and financial statement schedules:

1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of August 31, 2010, 2009 and 2008
3.	Consolidated Statements of Operations for the Years Ended August 31, 2010, 2009 and 2008
4.	Consolidated Statements of Changes in Members’ Investments for the years ended August 31, 2010, 2009 and 2008
5.	Consolidated Statements of Cash flows for the Years Ended August 31, 2010, 2009 and 2008
6.	-Notes to the Consolidated Financial Statements

Other than the changes described in Amendment No. 1 to the Balance Sheets, there were no other changes to the original 10-K and related financial statements that were filed on November 24, 2010 for the year ended August 31, 2010.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Amendment No. 2 to Annual Report on Form 10-K:

	a.	Consolidated Financial Statements
- Report of Independent Registered Public Accounting Firm
-Consolidated Balance Sheets as of August 31, 2010, 2009 and 2008
-Consolidated Statements of Operations for the Years Ended August 31, 2010, 2009 and 2008
-Consolidated Statements of Changes in Members’ Investments for the years ended August 31, 2010, 2009 and 2008
-Consolidated Statements of Cash flows for the Years Ended August 31, 2010, 2009 and 2008
-Notes to the Consolidated Financial Statements

	b.	The exhibits to this Amendment No. 2 to Annual Report on Form 10-K are as follows:

Exhibit No.	Description

31.1	Certification of the President/Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certification of the Executive Vice President/Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.3	Certification of the Controller/Chief Accounting Officer (principal accounting officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. §1350

Item 15a.	Report of Independent Registered Public Accounting Firm

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
DAVID H. ROCHE, PRESIDENT
AND CHIEF EXECUTIVE OFFICER

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON BEHALF OF THE REGISTRANT BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON FEBRUARY 22, 2011.

SIGNATURE	TITLE	DATED

/s/ David H. Roche	President and	2-22-11
David H. Roche	Chief Executive Officer

/s/ Steven M. Caspers	Executive Vice President and	2-22-11
Steven M. Caspers	Chief Financial Officer

/s/ Allen E. Larson	Controller and	2-22-11
Allen E. Larson	Chief Accounting Officer

/s/ Dale Blume		2-22-11
Dale Blume	Director

/s/ Dennis Butenhoff		2-22-11
Dennis Butenhoff	Director

/s/ Brent Davison		2-22-11
Brent Davison	Director

/s/ Doug Etten		2-22-11
Doug Etten	Director

/s/ Patrick Freese		2-22-11
Patrick Freese	Director

/s/ Dennis Klosterman		2-22-11
Dennis Klosterman	Director

/s/ Russell Mauch		2-22-11
Russell Mauch	Director

/s/ C Kevin Kutzer		2-22-11
C Kevin Kutzer	Director

/s/ Charles Steiner		2-22-11
Charles Steiner	Director