Form 10-Q
period 2011-02-28
MINN DAK FARMERS COOPERATIVE
filed 2011-04-14
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒    Smaller Reporting Co ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 21, 2011
$250 Par Value	478

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

ASSETS	Feb 28, 2011 (Unaudited)	Aug 31, 2010 (Audited)

CURRENT ASSETS
Cash	$254	$129

Current bond trust	―	4,731

Receivables
Trade accounts	23,687	12,731
Growers	―	13,763
Receivable from affiliates	97	―
Income tax	210	―
Other receivables	3	3
Total Receivables	23,997	26,496

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	90,402	29,770
Non-member refined sugar	7	1,717
Sugarbeet inventory	46,034	3,121
Yeast	231	237
Materials and supplies	14,293	13,403
Total Inventories	150,967	48,249

Deferred charges	595	―
Prepaid expenses	1,936	2,039
Prepaid beet seed	7,492	8

Total Current Assets	185,251	81,653

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	28,164	28,164
Buildings	37,883	37,883
Factory/Agricultural equipment	153,199	152,493
Other equipment	5,294	5,301
Capitalized leases	3,353	3,353
Construction in progress	10,808	5,214
Total Property, Plant and Equipment	238,701	232,408
Less accumulated depreciation	(139,955)	(135,638)
Net Property, Plant and Equipment	98,746	96,769

OTHER ASSETS
Investment in other cooperatives, unconsolidated marketing subsidiaries and other corporations	10,932	11,116
Bond trust and financing costs	9,527	2,493
Other long-term assets	3,543	5,035
Total Other Assets	24,002	18,643

TOTAL ASSETS	$307,999	$197,065

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND MEMBERS’ INVESTMENT

(In Thousands)

	Feb 28, 2011 (Unaudited)	Aug 31, 2010 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$79,775	$27,558

Current portion of long-term debt, capital leases and bonds payable	3,002	2,977

Accounts payable:
Trade	7,277	10,144
Checks outstanding	1,986	1,008
Deferred liabilities	―	8,825
Growers	49,952	13,874
Total Accounts Payable	59,215	33,851

Income tax	―	195

Payable to affiliates	―	283

Accrued liabilities	5,834	3,101

Total Current Liabilities	147,826	67,965

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	44,819	37,930

LONG-TERM DEFERRED INCOME TAX LIABILITY	222	266

LONG-TERM PENSION LIABILITY	20,952	19,630

COMMITMENTS AND CONTINGENCIES

Total Liabilities	213,819	125,791

MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 478 shares at Feb 28, 2011 and 477 shares at August 31, 2010	120	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,108	―
Nonqualified allocated patronage	48,098	28,299
Accumulated other comprehensive loss	(18,882)	(18,837)
Retained earnings	11,159	11,116
Total Members’ Investment	94,180	71,274

TOTAL LIABILITIES AND MEMBERS’ INVESTMENT	$307,999	$197,065

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	Feb 28, 2011	Feb 28,, 2010	Feb 28, 2011	Feb 28, 2010
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$82,988	$55,970	$157,367	$112,468
Changes in finished goods inventory and in-process sugar at NRV	19,346	9,759	69,863	25,922
Total Revenue	102,334	65,729	227,230	138,390

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	23,875	19,655	53,379	42,433
Sales and distribution costs	13,234	10,210	28,323	21,906
General and administrative	2,069	1,893	4,093	3,415
Interest	759	609	1,340	1,016
(Gain) on disposition of property and equipment	—	—	(1)	(122)
Total Expenses	39,937	32,367	87,134	68,648

TOLLING & OTHER REVENUE	119	7,056	190	7,087

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	62,516	40,418	140,286	76,829

INCOME TAX BENEFIT (EXPENSE)	17	(150)	39	(128)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$62,533	$40,268	$140,325	$76,701

DISTRIBUTION OF NET PROCEEDS
Credited to members' investment
Components of net income
Income from non-member business	$21	$222	$44	$244
Patronage income	10,100	11,286	19,810	16,546
Net income credited to members' investment	10,121	11,508	19,854	16,790

Allocated costs of sugarbeets paid or payable to growers for production to date	$52,412	$28,760	$120,471	$59,911

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$62,533	$40,268	$140,325	$76,701

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six-Months Ended
	Feb 28, 2011	Feb 28, 2010
OPERATING ACTIVITIES
Net income credited to members' investment	$19,854	$16,790
Add (deduct) noncash items:
Depreciation	4,341	4,426
Amortization	246	138
(Gain) on property and equipment disposals	(1)	(122)
Loss allocated from unconsolidated marketing subsidiaries	1	—
Noncash portion of patronage capital credits	(194)	(183)
Deferred income taxes	(55)	(141)
Changes in operating assets and liabilities
Accounts receivable and advances	2,500	6,722
Inventory and prepaid expenses	(110,098)	(58,345)
Deferred charges and other assets	765	1,805
Accounts payable, accrued liabilities and other liabilities	35,015	11,464
Net cash (used in)/provided by operating activities	(47,626)	(17,446)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	1	123
Change in other assets	—	(4,400)
Tax exempt bond draw	6,782	—
Capital expenditures	(6,318)	(1,922)
Patronage received from other coops	412	1,135
Net cash (used in)/provided by investing activities	877	(5,064)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	52,217	29,930
Checks outstanding	978	298
Payment of long-term debt and capital leases	(1,901)	(3,135)
Payment of financing fees	(390)	(743)
Equity payment to estate	(10)	—
Payment of allocated patronage	(4,020)	(3,626)
Net cash (used in)/provided by financing activities	46,874	22,724

NET INCREASE/(DECREASE) IN CASH	125	214

CASH, BEGINNING OF YEAR	129	94

CASH, END OF PERIOD	$254	$308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$975	$880

Income taxes, net of refunds	$574	$12

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unit retain deductions from grower payable	$3,108	—

Proceeds for bond issuance transferred to restricted investment	$8,815	7,000

Equipment purchased by issuance of capital lease	$—	$392

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

FEBRUARY 28, 2011 and 2010

(Unaudited)

1.

The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month and six-month periods ended February 28, 2011 and 2010 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010. The results of operations for the three-month and six-month periods ended February 28, 2011 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2011.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market.  Third-party refined sugar costs include product, delivery, poll adjustment, and refining fee costs. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued at most recent purchase price that approximates cost. During the periods when sugarbeets are purchased from shareholder/growers and/or non-members, but not yet converted into refined sugar or in-process sugar, that sugarbeet inventory is valued at grower and/or non-members payment cost. In valuing inventories at Net Realizable Value (“NRV”), the Company, in effect sells the remaining inventory to the subsequent period’s sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.

In September 2010, and effective as of August 31, 2010, the Company declared a revolvement of the remaining 66 percent of the allocated patronage for the 2003-crop totaling $2.9 million and 31 percent of the allocated patronage for the 2004-crop totaling $1.1 million. These amounts were accrued as of August 31, 2010 and paid to the shareholders on September 17, 2010.

4.	In November 2010, the Company allocated to shareholders $4.0 million of patronage from the 2009-crop in the form of non-qualified allocated patronage credits.
5.

The Company’s Board of Directors has authorized a $3.1 million per unit retain deduction from the 2010-crop.  As of February 28, 2011, this has been deducted and allocated to shareholders’ equity accounts.

6.

Short term credit utilized as of February 28, 2011 consisted of $79.8 million, $50.6 million from CoBank (the “Bank”) and $29.2 million from the USDA Commodity Credit Corporation “CCC”, leaving a remaining short-term credit capacity of $42.6 million. The increase in seasonal debt from August 31, 2010 to February 28, 2011 is due to normal seasonal operations for a 3.1 million ton crop.

Source	Capacity	Utilized	Unused Capacity

Co-Bank	$85.0	$50.6	$34.4
CCC	$37.4	$29.2	$8.2
Total	$122.4	$79.8	$42.6

7.

On November 15, 2010 the Company renewed the Revolving Credit Supplement with the Bank through December 31, 2011. The Revolving Credit Supplement was renewed at $85.0 million for the time period from November 15, 2010 to May 31, 2011; then it will be reduced to $45.0 million through December 31, 2011.

8.

On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds.  All variable rate bonds outstanding as of January 15, 2010 were called and new variable rate bonds (currently at 0.40 percent interest rate) were issued with a single maturity date of February 1, 2023 with no associated gains or losses.  In addition, $7.0 million in new tax-exempt bonds, which are also exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures.  These variable rate bonds (currently at 0.26 percent interest rate) were issued on February 18, 2010 with a single maturity date of February 1, 2025.  The letters of credit from the Bank associated with these bonds were also renewed as of the date of the issuance of the bonds.  The new tax-exempt bonds are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company.

9.

On November 30, 2010, the Company applied for and received approval from Richland County to sell $8.8 million of new tax-exempt bonds, which are also exempt from alternative minimum taxes, to finance future capital expenditures.  These variable rate bonds (currently at 0.26 percent interest rate) were issued on November 30, 2010 with a single maturity date of November 1, 2025.  The letters of credit from the Bank associated with all of the bonds were also renewed as of the date of the issuance of the November 30, 2010 bonds, with the letters of credit increasing $9.1 million, representing the $8.8 million in principal plus interest.  These newly issued tax-exempt bonds are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company.

10.

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

 Level 1:  Quoted prices in active markets for identical assets or liabilities

 Level 2:  Includes the following inputs:

•	Quoted prices in active markets for similar assets or liabilities
•	Quoted prices for identical or similar assets or liabilities in markets that are not active
•	Or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

 Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

•

Long-Term Debt, Inclusive of Current Maturities – Based upon discounted cash flows and current borrowing rates with similar maturities, the book value of the long-term debt as of February 28, 2011, was approximately $19.3 million of Bank debt in comparison to the fair value of $19.3 million.  Also included in the Company’s long-term debt is $28.0 million in tax-exempt bonds, in comparison to the fair value of $28.0 million.

•

Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s current and long-term Restricted Investments was $9.0 million in comparison to the fair value of $9.0 million.  Current and long-term Restricted Investments are invested in short-term government backed securities.

•

Investments in CoBank, Dakota Valley Electric, and Investments in Marketing Cooperatives – The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

•	Foreign Currency Forward Contracts – There were no open foreign currency forward contracts as of February 28, 2011.
•

Interest Rate Contracts – Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contracts as of February 28, 2011 was a liability of less than $0.1 million. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

Interest Rate Swaps (In Millions)			Fair Value of Liabilities as of February 28, 2011

Fiscal Year	Notional Amt	Ave Interest Rate	Level 1		Level 2		Level 3		Total

2011	$10.0 Million	0.440%	$	―	$	<0.1	$	―	$	<0.1
2012	$20.0 Million	0.886%	$	―	$	<0.1	$	―	$	<0.1
2013	$15.0 Million	1.895%	$	―	$	<0.1	$	―	$	<0.1
2014	$5.0 Million	2.943%	$	―	$	<0.1	$	―	$	<0.1
Total			$	―	$	<0.1	$	―	$	<0.1

11.	FASB ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities) requires the Company to recognize all derivatives, as defined, on the balance sheet at fair value.

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates which may adversely affect its results of operations and financial position.  In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts.  At February 28, 2011 and at August 31, 2010, the Company had no foreign currency derivative instruments.

The Company is exposed to interest risk primarily through its borrowing activities. The Company uses variable rate interest on substantially all of its debt obligations.  To manage the interest rate risk on its debt, the Company uses interest rate swaps for the underlying interest rate of similar maturity debt instruments.  These interest rate swaps are matched with future fiscal year periods. The Company has designated these interest rate swap contracts as a cash flow hedge.

The Company does not consider its interest rate swaps Level 1 inputs because they are not exchange traded. The Company considers its interest rate swaps to be Level 2 inputs because they are observable in the marketplace.

The Company reviews the hedging activity for effectiveness on a quarterly basis.  The Company did not hold any hedging activity to review prior to the 2nd quarter of the current fiscal year.  No ineffectiveness was recognized in earnings during the quarter ended February 28, 2011.

The current period loss as a result of reclassifying prior Interest Rate Liabilities to Interest Rate Expense was less than $0.1 million for the six-month period ended February 28, 2011.  There was no activity for the six-month period ended February 28, 2010.

The Company has swap agreements in place by individual Fiscal Year with different interest rates for each Fiscal Year.
Interest Rate Swaps in effect February 28, 2011:

Interest Rate Swaps
Fiscal Year	Notional Amount	Average Interest Rate	Mark to Market Short Term Liab		Mark to Market Long Term Liab

2011	$10.0 Million	0.440%	$	(<0.1) Million		$0.0 Million
2012	$20.0 Million	0.886%	$	(<0.1) Million	$	(<0.1) Million
2013	$15.0 Million	1.895%		$0.0 Million	$	<0.1 Million
2014	$5.0 Million	2.943%		$0.0 Million	$	<0.0 Million
Total			$	(<0.1) Million	$	(<0.0) Million

Interest Rate Swaps in effect August 31, 2010:

Interest Rate Swaps - None

12.

The Company’s shareholder/growers harvested 3,108,004 tons of sugarbeets from the 2010-crop, which created a revised (in January 2011) estimated payment liability of $166.5 million, or a payment estimate of $53.57 per average ton.

13.

The sugar beet industry and the Company have been or are currently involved in various litigations concerning the approval of Roundup Ready® sugarbeets for planting in 2011 and forward. The legal proceedings to date have resulted in the finding that, as of this filing, it is legal for the Company’s shareholder/growers to plant Roundup Ready® sugarbeet seed in 2011. However, the Company believes that there will continue to be legal challenges to the USDA’s partial deregulation of the Roundup Ready® sugarbeet seed. The ability of shareholder/growers to plant Roundup Ready® sugarbeets in subsequent years will be based upon actions by the USDA, which may be subject to further challenge by certain groups who oppose the partial deregulation.

Environmental law restrictions on the use of Roundup Ready® sugarbeet seeds or other restriction relating to sugarbeet seeds or herbicides could have a significant, negative financial impact on the Company and its shareholder/growers.

The Company has incurred $3.6 million in costs related to the raising of conventional seed for the 2011-crop year.  These costs are reflected as current assets and the method of allocating these costs back to the 2011-crop patrons has not been determined.

14.

The following schedule provides the components of Net Periodic Benefit Cost for the Six-Months Ended, February 28, 2011 and 2010.

(In 000’s)

Pension Plan

Other Than Pension Plan

2011

2010

2011

2010

Service Cost

$

640

$

502

$

―

$

―

Interest Cost

996

922

―

―

Expected return on plan assets	(833)	(746)

―

―

Amortization of prior service cost	16	16

―

―

Amortization of transition cost	―	―

―

―

Amortization of net (gain) loss	542	304

―

―

Net periodic benefit cost	$1,361	$998	$

―

				$

―

Through the six-months ended February 28, 2011, the Company has made $0.4 million of contributions as compared to $0.4 million through the six-months ended February 28, 2010.  The Company anticipates contributing $1.4 million in additional funds to its pension plan in Fiscal Year 2011, for a total of $1.8 million.  Contributions in Fiscal Year 2010 totaled $1.5 million.

15.	Recently Issued Accounting Pronouncements:

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

16.	Change in Accounting Standards:

 In June and December 2009, the FASB issued authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance became effective for the Company in Fiscal Year 2011.  The Company does not consider the adoption of this guidance to have a material effect on its financial statements.

In July 2010, the FASB issued authoritative guidance regarding disclosures about credit quality of financing receivables and the allowance for credit losses.  This guidance is effective for the quarter ending February, 28, 2010.  However, in January 2011, the FASB issued guidance regarding deferral of the effective date of disclosures about troubled debt restructurings in Update No. 2010-20.  The deferral of the disclosures was effective upon issuance.  The deferred portions of Update No. 2010-20 is anticipated to be effective for interim and annual reporting periods after June 15, 2011

17.	Subsequent Events:
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

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) for the three-month and six-month periods ended February 28, 2011 (the second quarter of the Company’s 2011 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates which may adversely affect its results of operations and financial position.  In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts.  At February 28, 2011 and at August 31, 2010, the Company had no foreign currency derivative instruments.

The Company is exposed to interest risk primarily through its borrowing activities. The Company uses variable rate interest on substantially all of its debt obligations.  To manage the interest rate risk on its debt, the Company uses interest rate swaps for the underlying interest rate of similar maturity debt instruments.  These interest rate swaps are matched with future fiscal year periods. The Company has designated these interest rate swap contracts as a cash flow hedge.

The Company does not consider its interest rate swaps Level 1 inputs because they are not exchange traded. The Company considers its interest rate swaps to be Level 2 inputs because they are observable in the marketplace.

The Company reviews the hedging activity for effectiveness on a quarterly basis.  The Company did not hold any hedging activity to review prior to the 2nd quarter of the current fiscal year.   No ineffectiveness was recognized in earnings during the quarter ended February 28, 2011.

The current period loss as a result of reclassifying prior Interest Rate Liabilities to Interest Rate Expense was less than $0.1 million for the six-month period ended February 28, 2011.  There was no activity for the six-month period ended February 28, 2010.

ESTIMATED FISCAL YEAR 2011/ CROP YEAR 2010 INFORMATION

This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2010 sugarbeet crop. Given the nature of the estimates required in connection with the payments to shareholder/growers for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2010 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties.  Some of those estimates, such as the selling price for the Company’s products, the quantity of sugar produced from the sugarbeet crop, changes in plant production efficiencies and sugarbeet storage conditions are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The Company’s shareholder/growers harvested 3.1 million tons of sugarbeets from the 2010-crop, approximately 42 percent more than the most recent 5-year average. Sugar content of the 2010-crop was 1 percent above the average of the five most recent years. Due to the higher harvested tons and sugar content, the Company’s initial production of sugar from the 2010-crop sugarbeets is expected to be 23 percent more than the average of the five most recent years of sugar production.  Unfavorable storage temperatures in October, combined with excessively high storage heights of non-ventilated piles resulted in the disposal of an estimated 0.2 million tons of beets.  The need to dispose of an estimated 0.2 million tons of beets resulted in approximately $3.0 million in beet disposal costs during the quarter ended February 28, 2011.  The Board of Directors has authorized capital expenditures to add a sufficient quantity of forced air ventilation and extended pile grounds to significantly reduce the risk of having to discard beets in future years under the same size crop and weather circumstances.

The Company’s initial sugarbeet payment estimate totaled $56.86 per ton or $0.19369042 per harvested /bonus extractible pound of sugar. As a result of the loss of sugarbeets in storage (as discussed above) and deterioration of the remaining sugar beets, the payment estimate has been revised to $53.57 per ton or $0.182508248 per harvested/bonus extractible pound of sugar; with the final sugarbeet payment determined in October of 2011. This revised projected payment is 13 percent more than the final 2009-crop payment per ton and 1 percent less per pound of extractible sugar. The higher projected 2010-crop payment per ton results from more total tons of beets processed, higher sugar content in the sugarbeets, decreased operating and fixed costs per ton as well as improved sugar prices; offset to some degree by more beet discards, versus the prior year. The price per pound of extractible sugar was diluted by 6.5 percent due to bonus sugar for the 2010-crop vs. 2.3 percent for the 2009-crop. Bonus sugar is an incentive payment to shareholder/growers to deliver sugarbeets prior to main harvest. Harvest for the 2010-crop began on August 18, 2010 vs. the 2009-crop beginning on September 8, 2009.

As of the date of this report, the Company has taken into consideration key indicators of actual results vs. projections used for the revised sugarbeet payment estimate.  Consideration has been given to beet inventory storage conditions, projected net selling prices, factory operation costs, and sugar, pulp and molasses production. No change in the revised estimated beet payment, as announced in the 8-K filed January 25, 2011, has resulted from this review.  It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

RESULTS OF OPERATIONS

Comparison of the three-months ended February 28, 2011 and 2010

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/growers for production to date totaled $52.4 million, an increase of $23.7 million or 82.2 percent from the prior year period. As of February 28, 2011, Management has revised the estimated Fiscal 2011 payment to shareholder/growers for sugarbeets to $166.5 million, which is $71.4 million or 75.2 percent more than the prior year.

The increase in payments to shareholder/growers is based upon (i) an average delivered sugar content of 16.8 percent, an 8.7 percent increase from the 2009-crop, (ii) a total shareholder/grower sugarbeet crop to process of 3.1 million tons less an estimated 0.2 million tons discarded and (iii) the Company’s projected selling price for its sugar, pulp and yeast being higher; offset some by lower molasses prices when compared to the previous year.

Revenues for the three-month period ended February 28, 2011 were comprised of Sugar 87 percent, Pulp 5 percent, Yeast 3 percent and Molasses 5 percent.

Consolidated revenue for the three-month period ended February 28, 2011 from the sales of Sugar, Pulp, Molasses and Yeast, increased $27.0 million or 48.3 percent from the three-month period ended February 28, 2010.   The table below reflects the percentage changes in product revenues, prices and volumes for the three-month period ended February 28, 2011.

Product	Revenue $ Million		Change vs. 2010	Revenue Percent Change		Selling Price Percent Change		Volume Percent Change

Sugar	$69.	8	$27.0	63.	2%	16.	2%	47.	0%
Pulp	$4.	9	$(0.2)	(3.	7%)	8.	0%	(11.	7%)
Molasses	$5.	1	$1.2	29.	5%	(10.	4%)	39.	9%
Yeast	$3.	2	$(1.0)	(23.	7%)	0.	1%	(23.	8%)
Total	$83.	0	$27.0

The increase in volume of sugar sold is attributable a larger 2010-crop, delivered by shareholder/growers coupled with a very high demand from customers. The net increase in volume of co-products sold is attributable to a larger 2010-crop causing an earlier start to manufacturing on a pool wide basis.  Overall returns per ton for Pulp are projected to be higher and the overall returns per ton for Molasses are projected to be lower for the Fiscal Year ended August 31, 2011.  Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales. Yeast sales volume decreased due to existing customers’ decreased demand for yeast.

The value of finished product inventories for the three-month period ended February 28, 2011 increased $19.3 million, $9.6 million more than the three-month period ended February 28, 2010, mostly the result of not tolling sugarbeets for another processor, as was the case during the three month period ended February 28, 2010.  The change in Sugar and Juice inventories accounted for substantially all of the change vs. 2010.

Tolling and Other Income decreased by $6.9 million due to the Company not having a tolling agreement in place this period. The Company determined that it does not have excess capacity in the current year to process sugarbeets for other processors.

Expenses for the three-month period ended February 28, 2011 increased $7.6 million. $3.0 million increased due to disposal costs of deteriorated sugarbeets, $1.2 million increased due to other production costs, $3.0 million increased due to Sales and Distribution Costs associated with the larger crop and $0.4 million increased due to General, Administrative, and Interest costs.

Comparison of the six-months ended February 28, 2011 and 2010.

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/growers for production to date totaled $120.5 million, an increase of $60.6 million or 101.1 percent from the prior year. As of February 28, 2011, Management has revised the estimated Fiscal 2011 payment to shareholder/growers for sugarbeets to $166.5 million, which is $71.4 million or 75.2 percent more than the prior year.

The increase in payments to shareholder/growers is based upon (i) an average delivered sugar content of 16.8 percent, an 8.7 percent increase from the 2009-crop, (ii) a total shareholder/grower sugarbeet crop to process of 3.1 million tons less an estimated 0.2 million tons discarded and (iii) the Company’s projected selling price for its sugar, pulp and yeast being higher; offset to some degree by lower molasses prices when compared to the previous year.

Revenues for the six-month period ended February 28, 2011 were comprised of Sugar 90 percent, Pulp 4 percent, Yeast 3 percent and Molasses 3 percent.

Consolidated revenue for the six-month period ended February 28, 2011, increased $88.8 million or 64.2 percent from the six-month period ended February 28, 2010.  The table below reflects the percentage changes in product revenues, prices and volumes for the six-month period ended February 28, 2011.

Product	Revenue $ Million		Change vs. 2010		Revenue Percent Change		Selling Price Percent Change		Volume Percent Change

Sugar	$132.	2	$42.	6	47.	6%	15.	7%	31.	9%
Pulp	$10.	4	$1.	7	19.	4%	(17.	9%)	37.	3%
Molasses	$8.	3	$1.	8	27.	8%	(10.	0%)	37.	8%
Yeast	$6.	5	$(1.	2)	(15.	9%)	0.	9%	(16.	8%)
Total	$157.	4	$44.	9

The increase in volume of sugar sold is attributable a larger 2010 crop, delivered by shareholder/growers coupled with a very high demand from customers. The increase in volume of co-products sold is attributable to a larger 2010-crop causing an earlier start to manufacturing on a pool wide basis.  Overall returns per ton for Pulp are projected to be higher and the overall returns per ton for Molasses are projected to be lower for the Fiscal Year ended August 31, 2011.  Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales.  Yeast sales volume decreased due to existing customers’ decreased demand for yeast. Selling prices for all products increased or decreased due to general market conditions.

The value of finished product inventories for the six-month period ended February 28, 2011 increased $69.9 million, $43.9 million more than the increase for the six-month period ended February 28, 2010.  A significant portion of the increase is a reflection of the tolling the Company did for another processor during the three-months ended February 28, 2010, and which did not take place in current year.  In addition, the start of campaign on August 20, 2010 allowed the Company to be manufacturing at full capacity on September 1, 2010 the first day of the six-month period ended February 28, 2011. The change in Sugar and Juice inventories accounted for almost all of the change in inventory vs. 2010.

Tolling and Other Income decreased by $6.9 million due to the Company not having a tolling agreement in place. The Company determined that it does not have excess capacity in the current year to process sugarbeets for other processors.

Expenses for the six-month period ended February 28, 2011 increased $18.5 million; $11.0 million increased due to the production costs for a campaign that has incurred nineteen more operating days in 2011 vs. 2010.  The production costs include $3.0 million in beet disposal costs; higher grower delivery and trucking costs, higher trucking re-haul costs, higher energy costs, and higher maintenance costs.  Other than beet disposal costs, production costs were related to the larger crop and higher levels of operations.  $6.4 million increased due to Sales and Distribution Costs associated with the larger crop and $1.1 million increased due to General, Administrative, and Interest costs.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for shareholder/grower-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all shareholder/grower business expenses. In addition, actual cash payments to shareholder/growers are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of per unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This shareholder financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short and long-term financing has been primarily provided by CoBank (the “Bank”).  The Company also has the ability to borrow money on a short-term basis from the USDA Commodity Credit Corporation “CCC” using the Company’s sugar inventory as collateral.

February 28, 2011 Seasonal Debt Information (Millions $)

Source	Capacity	Utilized	Unused Capacity

Co-Bank	$85.0	$50.6	$34.4
CCC	$37.4	$29.2	$8.2
Total	$122.4	$79.8	$42.6

During the six-month period ended February 28, 2011 the Company was reimbursed from the bond trust for qualified capital expenditures in the amount of $6.8 million in accordance with the sale of $7.0 million in tax exempt bonds during fiscal 2010.

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

As of February 28, 2011 the Company was in compliance with its loan agreement covenants with the Bank.

Net Cash used for operations totaled $47.6 million for the six-month period ended February 28, 2011, compared to $17.4 million used for the previous period. This increase of $30.2 million in net cash used vs. the  period ended February 28, 2010 was primarily due to the differences in the sugarbeet projected payments recorded liability, actual payments to shareholder/growers , and  the associated additional inventory needs for processing materials from the record 2010-crop.  Beet disposal costs were $3.0 million. Also, $3.5 million was used to fund crop chemical needs for the 2011 crop, should conventional sugarbeet seed be determined to be the planting option for shareholder/growers.

The net cash provided by investing activities totaled $0.9 million for the six-month period ended February 28, 2011, compared to $5.1 million used the period ended February 28, 2010. The decrease of $6.0 million was primarily due to the prior period having $4.4 million used in a change in other assets.  The conversion of $6.8 million in restricted bond assets to cash during the current period was offset by an increase of $4.4 million in capital expenditures vs. the period ended February 28, 2010.

The net cash provided by financing activities totaled $46.9 million for the six-month period ended February 28, 2011 compared to $22.7 million for the period ended February 28, 2010. This increase of $24.2 million was primarily due to a $22.3 million increase in short term debt obligations required for the payment of sugarbeets from the record 2010-crop.  All other factors totaled ($1.9) million.

The Company retained $3.1 million as a non-cash item from the November and January beet payments in the form of a non-qualified per unit retains.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

Working capital increased $23.8 million for the for the six-month period ended February 28, 2011. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company anticipates using the majority of the remaining $9.0 million in economic stimulus bonds as a source of funding for the fiscal 2011 capital expenditures.

Cash increased $0.1 million for the for the six-month period ended February 28, 2011.

Capital expenditures for fiscal year 2011 have been approved at $22.3 million. The capital expenditures are for equipment to improve efficiency, improved beet storage, improved rail facilities, safety and replacement activities. Failure by the Company to make capital expenditures over a period of years could result in the Company being less competitive due to its failure to reduce costs, increase operating efficiencies or increase revenues.

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

OTHER

Estimated Fiscal Year 2012 Information

The Company’s Board of Directors has not changed the planting level for the 2011-crop vs. the 2010-crop level.  The 2010-crop level was 150 percent of member preferred shares plus or minus a 10 percent measuring tolerance; resulting in a total maximum planting of 160 percent and a total minimum planting of 140 percent of member preferred shares.

On February 4, 2011the USDA issued an Environmental Assessment (EA) to address an administrative action on its part to partially deregulate the use of Roundup Ready® sugarbeet seed for sugarbeet crops in the U.S. The partial deregulation of Roundup Ready®  sugarbeet seed by the USDA has allowed the Company to secure Roundup Ready® sugarbeet seed for the 2011-crop. As of the date of this report the Company intends to allow its shareholder/growers to make the decision to plant either Roundup Ready® or conventional sugarbeet seed. See Part II, Item 1 of this report for additional information.

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

The Company’s sugar manufacturing process is energy intensive and generates carbon dioxide and other “Greenhouse Gases” (GHGs).  Several bills have been passed or introduced in the United States Senate and House of Representatives that would regulate GHGs and carbon dioxide emissions to reduce the impact of global climate change.  The Company believes it is likely that industries generating GHGs, including the Company, will at some future date be subject to either federal or state regulation relating to climate change policies.  These policies, if adopted, will increase the Company’s energy and other operating costs.  Depending on how these policies address imports, the domestic sugar market may have a competitive disadvantage compared with imported sugar.  These policies could have a significant negative impact on the Company’s beet payment to shareholder/growers if the Company is not able to pass the increased costs on to the Company’s customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s 10-K for the Fiscal Year ended August 31, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 28, 2011, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no material changes to the Company’s internal control over financial reporting since the filing of the Company’s Form 10-Q for the period ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2005, the U.S. Department of Agriculture (the “USDA”) made a determination that Roundup Ready® sugarbeets should be deregulated. On January 23, 2008, a coalition group including the Center for Food Safety, the Sierra Club and two organic seed groups filed a lawsuit challenging the USDA’s determination. On September 21, 2009, the U.S. District Court for the Northern District of California (the “District Court”) ruled that the USDA violated the National Environmental Policy Act by failing to prepare an Environmental Impact Statement (“EIS”) before deregulating Roundup Ready® sugarbeets. The District Court also ordered the USDA to complete an EIS. The USDA has said that it expects to complete the EIS by May of 2012.

On August 13, 2010, the District Court issued an order that vacated the USDA’s decision to deregulate Roundup Ready® sugarbeets. As a result, the planting of Roundup Ready® sugarbeet seed after August 13, 2010 was prohibited until further action was taken by the USDA, in accordance with applicable environmental laws, to allow planting of Roundup Ready® sugarbeet seed.

In September 2010, the USDA, under existing regulatory authority, issued permits to commercial sugarbeet seed companies to plant root crop seed, or stecklings, for the purpose of possible commercial seed availability for the 2012 crop and beyond. That move was immediately challenged in court by the Center for Food Safety along with other groups. On November 30, 2010 the District Court granted the Plaintiffs’ motion for a preliminary injunction and ordered that the stecklings planted pursuant to the permits issued by USDA are removed from the ground. The District Court’s ruling was immediately appealed by USDA and was granted a series of stays by the Court of Appeals for the Ninth District Court. On February 25th the Appeals court overturned the District Court’s November 30th decision.

On February 4, 2011the USDA issued an Environmental Assessment (EA) to address an administrative action on its part to partially deregulate the use of Roundup Ready® sugarbeet seed for sugarbeet crops in the U.S. Plaintiffs tried to stop seed and root plantings for the 2011 crop by asking the Ninth District Court for a Temporary Restraining Order and Temporary Injunction. That was denied. The final result of all of the legal proceedings to date means that as of this filing it is legal for the Company’s shareholder/growers to plant Roundup Ready® sugarbeet seed in 2011. However, the Company believes that the Plaintiffs will continue to challenge by legal means the USDA’s partial deregulation of the Roundup Ready® sugarbeet seed going forward. The ability of shareholder/growers to plant Roundup Ready® sugarbeets in subsequent years will be based upon actions by the USDA, which may be subject to further challenge in the future by the Plaintiffs or other groups also.

On February 4, 2011 the Company, along with the rest of the sugarbeet industry, filed suit in U.S. district court in the District of Columbia against the USDA, the Center for Food Safety and the Sierra Club challenging some of the more onerous requirements set forth in the conditions for partial deregulation of the Roundup Ready® sugarbeet seed and requesting that the judge render a declaratory judgment that the partial deregulation complies with the National Environmental Protection Act (NEPA) and the Plant Protection Act (PPA).

According to the USDA, Roundup Ready® varieties accounted for about 95 percent of the planted acres in the 2009/10 crop year. The Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeets beginning with the 2008 crop. Of the sugarbeet crop processed by the Company in 2010, the Company estimates that nearly 100 percent was grown with Roundup Ready® seed. Environmental law restrictions on the use of Roundup Ready® sugarbeet seeds or other restriction relating to sugarbeet seeds or herbicides could have a significant, negative financial impact on the Company and its shareholder/growers.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Approximately 70% of the estimated 2011-crop sugar has been marketed at net prices exceeding the estimated 2010-crop sugar net selling prices.

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	APRIL 14, 2011	/s/ DAVID H. ROCHE
David H. Roche President and Chief Executive Officer

Date:	APRIL 14, 2011	/s/ STEVEN M. CASPERS
M. Caspers Executive Vice President and Chief Financial Officer