Form 10-Q
period 2011-05-31
MINN DAK FARMERS COOPERATIVE
filed 2011-07-11
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2011

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

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒      Smaller Reporting Co ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at June 23, 2011
$250 Par Value	476

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	May 31, 2011	Aug 31, 2010
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$277	$129

Current bond trust	4,845	4,731

Receivables
Trade accounts	18,684	12,731
Growers	16,998	13,763
Receivable from affiliates	9,642	—
Other receivables	3	3
Total Receivables	45,327	26,496

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	100,732	29,770
Non-member refined sugar	9,446	1,717
Sugarbeet inventory	—	3,121
Yeast	217	237
Beet chemicals	4,063	—
Materials and supplies	13,966	13,403
Total Inventories	128,424	48,249

Deferred charges	1,138	—
Prepaid expenses	2,510	2,039
Prepaid beet seed	—	8
Other current assets	870	—
Current deferred income tax asset	11	—

Total Current Assets	183,402	81,653

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	28,164	28,164
Buildings	37,883	37,883
Factory/Agricultural equipment	153,199	152,493
Other equipment	5,294	5,301
Capitalized leases	3,353	3,353
Construction in progress	16,694	5,214
Total Property, Plant and Equipment	244,587	232,408
Less accumulated depreciation	(142,121)	(135,638)
Net Property, Plant and Equipment	102,466	96,769

OTHER ASSETS
Investment in other cooperatives, unconsolidated marketing subsidiaries and other corporations	11,342	11,116
Bond trust and financing costs	4,899	2,493
Other long-term assets	3,110	5,035
Total Other Assets	19,351	18,643

TOTAL ASSETS	$305,219	$197,065

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBERS’ INVESTMENT
(In Thousands)

	May 31, 2011 (Unaudited)	Aug 31, 2010 (Audited)
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$61,276	$27,558

Current portion of long-term debt, capital leases and bonds payable	3,007	2,977
Accounts payable:
Trade	27,710	10,144
Checks outstanding	859	1,008
Deferred liabilities	—	8,825
Growers	37,735	13,874
Total Accounts Payable	66,304	33,851

Income tax	1	195

Payable to affiliates	—	283

Accrued liabilities	5,902	3,101

Total Current Liabilities	136,490	67,965
LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	43,861	37,930

LONG-TERM DEFERRED INCOME TAX LIABILITY	199	266

LONG-TERM PENSION LIABILITY	21,064	19,630

COMMITMENTS AND CONTINGENCIES

Total Liabilities	201,614	125,791
MEMBERS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 476 shares at May 31, 2011 and 477 shares at August 31, 2010	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,104	—
Nonqualified allocated patronage	57,881	28,299
Accumulated other comprehensive loss	(19,262)	(18,837)
Retained earnings	11,186	11,116
Total Members’ Investment	103,605	71,274

TOTAL LIABILITIES AND MEMBERS’ INVESTMENT	$305,219	$197,065

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$84,021	$54,926	$241,388	$167,394
Changes in finished goods inventory and in-process sugar at NRV	8,390	8,989	78,253	34,911
Total Revenue	92,411	63,915	319,641	202,305

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	20,092	17,198	73,472	59,632
Sales and distribution costs	12,272	8,670	40,595	30,576
General and administrative	1,948	1,618	6,040	5,033
Interest	645	485	1,985	1,500
(Gain) on disposition of property and equipment	—	—	(1)	(122)
Total Expenses	34,957	27,971	122,091	96,619

TOLLING & OTHER REVENUE	873	536	1,064	7,624

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	58,327	36,480	198,614	113,310

INCOME TAX BENEFIT (EXPENSE)	22	(484)	61	(612)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$58,349	$35,996	$198,675	$112,698

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$27	$1,266	$70	$1,510
Patronage income	9,795	4,938	29,606	21,485
Net income credited to members’ investment	9,821	6,204	29,676	22,995

Allocated costs of sugarbeets paid or payable to growers for production to date	$48,528	$29,792	$168,999	$89,703

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$58,349	$35,996	$198,675	$112,698

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine-Months Ended
	May 31, 2011	May 31, 2010
OPERATING ACTIVITIES
Net income credited to members’ investment	$29,676	$22,995
Add (deduct) noncash items:
Depreciation	6,505	6,617
Amortization	389	290
(Gain) on property and equipment disposals	(1)	(122)
Loss allocated from unconsolidated marketing subsidiaries	(4)	1
Noncash portion of patronage capital credits	(584)	(735)
Deferred income taxes	(77)	(40)
Changes in operating assets and liabilities
Accounts receivable and advances	(18,830)	(1,613)
Inventory and prepaid expenses	(81,507)	(33,639)
Deferred charges and other assets	651	1,088
Accounts payable, accrued liabilities and other liabilities	43,018	10,394
Net cash (used in)/provided by operating activities	(20,764)	5,236

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	1	123
Change in other assets	—	(4,400)
Tax exempt bond draw	6,782	—
Capital expenditures	(12,204)	(2,797)
Net proceeds from patronage refunds and equity revolvements	—	1,135
Patronage received from other coops	412	—
Net cash (used in)/provided by investing activities	(5,009)	(5,939)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	33,718	9,045
Checks outstanding	(149)	102
Payment of long-term debt and capital leases	(2,854)	(4,082)
Payment of financing fees	(750)	(743)
Equity payment to estate	(24)	—
Payment of allocated patronage	(4,020)	(3,626)
Net cash (used in)/provided by financing activities	25,921	696

NET INCREASE/(DECREASE) IN CASH	148	(7)

CASH, BEGINNING OF YEAR	129	94

CASH, END OF PERIOD	$277	$87

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$1,477	$1,352

Income taxes, net of refunds	$361	$68

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unit retain deductions from grower payable	$3,104	—

Proceeds for bond issuance transferred to restricted investment	$8,815	7,000

Equipment purchased by issuance of capital lease	$—	$392

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
MAY 31, 2011 and 2010
(Unaudited)

1.

The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month and nine-month periods ended May 31, 2011 and 2010 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010. The results of operations for the three-month and nine-month periods ended May 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2011.

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

4.	In November 2010, the Company allocated to shareholders $4.0 million of patronage from the 2009-crop in the form of non-qualified allocated patronage credits.

5.	The Company’s Board of Directors authorized a $3.1 million per unit retain deduction from the 2010-crop, and as of May 31, 2011, this has been deducted and allocated to shareholders’ equity accounts.

6.

Short term credit utilized as of May 31, 2011 consisted of $61.3 million; $32.1 million has been borrowed from CoBank (the “Bank”) and $29.2 million from the USDA Commodity Credit Corporation “CCC”. That leaves the Company with a remaining short-term credit capacity totaling $23.0 million. The increase in seasonal debt from August 31, 2010 to May 31, 2011 is due to normal seasonal operations for a 3.1 million ton crop.

Source	Capacity	Utilized	Unused Capacity
	(In Millions)

Co-Bank	$45.0	$32.1	$12.9
CCC	$39.3	$29.2	$10.1
Total	$84.3	$61.3	$23.0

7.

On November 15, 2010 the Company renewed the Revolving Credit Supplement with the Bank through December 31, 2011. The Revolving Credit Supplement was renewed at $85.0 million for the time period from November 15, 2010 to May 31, 2011; then it is reduced to $45.0 million through December 31, 2011.

8.

On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds. All variable rate bonds outstanding as of January 15, 2010 were called and new variable rate bonds (currently at 0.22 percent interest rate) were issued with a single maturity date of February 1, 2023 with no associated gains or losses. In addition, $7.0 million in new tax-exempt bonds, which are also exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures. These variable rate bonds (currently at 0.13 percent interest rate) were issued on February 18, 2010 with a single maturity date of February 1, 2025. The letters of credit from the Bank associated with these bonds were also renewed as of the date of the issuance of the bonds. The new tax-exempt bonds are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company.

9.

On November 30, 2010, the Company applied for and received approval from Richland County to sell $8.8 million of new tax-exempt bonds, which are also exempt from alternative minimum taxes, to finance future capital expenditures. These variable rate bonds (currently at 0.13 percent interest rate) were issued on November 30, 2010 with a single maturity date of November 1, 2025. The letters of credit from the Bank associated with all of the bonds were also renewed as of the date of the issuance of the November 30, 2010 bonds, with the letters of credit increasing $9.1 million, representing the $8.8 million in principal plus interest. These newly issued tax-exempt bonds are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company.

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

•

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the book value of the long-term debt as of May 31, 2011, was approximately $18.8 million of Bank debt in comparison to the fair value of $18.8 million. Also included in the Company’s long-term debt is $28.1 million in tax-exempt bonds, in comparison to the fair value of $28.1 million.

•

Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s current and long-term Restricted Investments was $4.1 million in comparison to the fair value of $4.1 million. Current and long-term Restricted Investments are invested in short-term government backed securities.

•

Investments in CoBank, Dakota Valley Electric, and Investments in Marketing Cooperatives - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

	•	Foreign Currency Forward Contracts — there were no open foreign currency forward contracts as of May 31, 2011.

•

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contracts as of May 31, 2011 was a liability of $0.5 million. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. See the tables below.

Interest Rate Swaps (In Millions)			Fair Value of Liabilities as of May 31, 2011

Fiscal Year	Notional Amt	Ave Interest Rate	Level 1	Level 2		Level 3	Total

2011	$10.0 Million	0.440%	$—	$	<0.1	$—	$	<0.1
2012	$30.0 Million	0.853%	$—		$0.1	$—		$0.1
2013	$25.0 Million	1.870%	$—		$0.2	$—		$0.2
2014	$15.0 Million	2.879%	$—		$0.1	$—		$0.1
2015	$5.0 Million	2.943%	$—	$	<0.1	$—	$	<0.1
			$—		$0.5	$—		$0.5

11.	FASB ASC 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities) requires the Company to recognize all derivatives, as defined, on the balance sheet at fair value.

The Company, as a result of its operating and financing activities, is exposed to changes in foreign currency exchange rates and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company may enter into derivative contracts.

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. At May 31, 2011 and at August 31, 2010, the Company had no foreign currency derivative instruments.

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

The Company reviews the hedging activity for effectiveness on a quarterly basis. The Company did not hold any hedging activity to review prior to the 2nd quarter of the current fiscal year. No ineffectiveness was recognized in earnings during the three-month and nine-month periods ended May 31, 2011.

The current period loss as a result of reclassifying prior Interest Rate Liabilities to Interest Rate Expense was <$0.1 and <$0.1 million for the three-month and nine-month periods ended May 31, 2011 respectively. There was no activity for the three-month and nine-month periods ended May 31, 2010 respectively.

The Company has swap agreements in place by individual Fiscal Year with different interest rates for each Fiscal Year.

Interest Rate Swaps in effect May 31, 2011:

Interest Rate Swaps
Fiscal Year	Notional Amount	Average Interest Rate	Mark to Market Short Term Liab.		Mark to Market Long Term Liab.

2011	$10.0 Million	0.440%	$	<0.1 Million	$0.0 Million
2012	$30.3 Million	0.853%	$	<0.1 Million	$0.1 Million
2013	$25.0 Million	1.870%		$0.0 Million	$0.2 Million
2014	$15.0 Million	2.879%		$0.0 Million	$0.1 Million
2015	$5.0 Million	2.943%		$0.0 Million	$0.1 Million
				$0.1 Million	$0.4 Million

Interest Rate Swaps in effect August 31, 2010:

Interest Rate Swaps - None

12.

The Company’s shareholder/growers harvested 3,108,004 tons of sugarbeets from the 2010-crop, which created a revised (in June 2011) estimated payment liability of $170.9 million, or a payment estimate of $55.00 per average ton.

13.

The sugar beet industry and the Company have been or are currently involved in various litigations concerning the approval of Roundup Ready® sugarbeets for planting in 2011 and forward. The legal proceedings to date have resulted in the finding that, for the 2011-crop, it was legal for the Company’s shareholder/growers to plant Roundup Ready® sugarbeet seed. However, the Company believes that there will continue to be legal challenges to the USDA’s partial deregulation of the Roundup Ready® sugarbeet seed. The ability of shareholder/growers to plant Roundup Ready® sugarbeets in subsequent years will be based upon actions by the USDA, which may be subject to further challenge by certain groups who oppose the partial deregulation.

Environmental law restrictions on the use of Roundup Ready® sugarbeet seeds or other restriction relating to sugarbeet seeds or herbicides could have a significant, negative financial impact on the Company and its shareholder/growers.

The Company has incurred $4.1 million in costs related to the raising of conventional seed for the 2012-crop year. These costs are reflected as inventory and the method of allocating these costs back to the 2012-crop patrons has not been determined.

14.	The following schedule provides the components of Net Periodic Benefit Cost for the Nine-Months Ended, May 31, 2011 and 2010.

(In 000’s)	Pension Plan		Other Than Pension Plan
	2011	2010	2011	2010
Service Cost	$960	$753	$—	$—
Interest Cost	1,493	1,383	—	—
Expected return on plan assets	(1,249)	(1,119)	—	—
Amortization of prior service cost	24	24	—	—
Amortization of transition cost	—	—	—	—
Amortization of net (gain) loss	814	457	—	—
Net periodic benefit cost	$2,042	$1,498	$—	$—

Through the nine-months ended May 31, 2011, the Company has made $0.9 million of contributions as compared to $0.8 million through the nine-months ended May 31, 2010. The Company anticipates contributing $0.9 million in additional funds to its pension plan in Fiscal Year 2011, for a total of $1.8 million. Contributions in Fiscal Year 2010 totaled $1.5 million.

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

In May, 2011, The FASB issued ASU 2011-4 - amendments to achieve common Fair Value Measurement and Disclosure requirements in U.S GAAP and IFRSs. This amendment is to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for the third quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

In June, 2011, The FASB issued ASU 2011-5. This objective of this amendment is to improve the comparability, consistence, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective in the first quarter of 2013. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

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

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) for the three-month and nine-month periods ended May 31, 2011 (the third quarter of the Company’s 2011 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

The Company manages its foreign currency related risks primarily through the use of foreign currency forward contracts. At May 31, 2011 and at August 31, 2010, the Company had no foreign currency derivative instruments.

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

The Company reviews the hedging activity for effectiveness on a quarterly basis. The Company did not hold any hedging activity to review prior to the 2nd quarter of the current fiscal year. No ineffectiveness was recognized in earnings during the three-month and nine-month periods ended May 31, 2011.

The current period loss as a result of reclassifying prior Interest Rate Liabilities to Interest Rate Expense was <$0.1 and <$0.1 million for the three-month and nine-month periods ended May 31, 2011 respectively. There was no activity for the three-month and nine-month periods ended May 31, 2010 respectively.

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

The Company’s shareholder/growers harvested 3.1 million tons of sugarbeets from the 2010-crop, approximately 42 percent more than the most recent 5-year average. Sugar content of the 2010-crop was 1 percent above the average of the five most recent years. Due to the higher harvested tons and sugar content, the Company’s initial production of sugar from the 2010-crop sugarbeets was expected to be 23 percent more than the average of the five most recent years of sugar production. Unfavorable storage temperatures in October, combined with excessively high storage heights of non-ventilated piles resulted in the disposal of an estimated 0.2 million tons of beets. The need to dispose of an estimated 0.2 million tons of beets resulted in approximately $3.0 million in beet disposal costs during the company’s 2nd quarter. The Board of Directors has authorized capital expenditures to add a sufficient quantity of forced air ventilation and extended pile grounds to significantly reduce the risk of having to discard beets in future years under the same size crop and weather circumstances.

The Company’s initial sugarbeet payment estimate totaled $56.86 per ton or $0.19369042 per harvested /bonus extractible pound of sugar. As a result of the loss of sugarbeets in storage (as discussed above) and deterioration of the remaining sugar beets, the payment estimate was revised to $53.57 per ton or $0.182508248 per harvested/bonus extractible pound of sugar during the Company’s second quarter, the payment estimate was again revised after the completion of the Company’s 2010-crop campaign to $55.00 per ton or $0.18736914 per harvested/bonus extractible pound of sugar; with the final sugarbeet payment determined in October of 2011. This revised projected payment is 16 percent more than the final 2009-crop payment per ton and 2 percent more per pound of extractible sugar. The higher projected 2010-crop payment per ton results from more total tons of beets processed, higher sugar content in the sugarbeets, decreased operating and fixed costs per ton as well as improved sugar prices; offset to some degree by more beet discards, versus the prior year. The price per pound of extractible sugar was diluted by 6.5 percent due to bonus sugar for the 2010-crop vs. 2.3 percent for the 2009-crop. Bonus sugar is an incentive payment to shareholder/growers to deliver sugarbeets prior to main harvest. Harvest for the 2010-crop began on August 18, 2010 vs. the 2009-crop beginning on September 8, 2009.

As of the date of this report, the Company has taken into consideration key indicators of actual results vs. projections used for the revised sugarbeet payment estimate. Consideration has been given to beet inventory storage conditions, projected net selling prices, factory operation costs, and sugar, pulp and molasses production. No change in the revised estimated beet payment, as announced in the 8-K filed June 28, 2011, has resulted from this review. It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

On June 1, 2011, Minn-Dak Farmers Cooperative employees represented by the American Federation of Grain Millers AFL-CIO Local 405 ratified the labor agreement reached by the company and union officials. The negotiated agreement extends through May 31, 2013.

RESULTS OF OPERATIONS

Comparison of the three-months ended May 31, 2011 and 2010

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/growers for production to date totaled $48.5 million, an increase of $18.7 million or 62.9 percent from the prior year period. As of May 31, 2011, Management has revised the estimated Fiscal 2011 payment to shareholder/growers for sugarbeets to $170.9 million, which is $75.9 million or 79.8 percent more than the prior year.

The increase in payments to shareholder/growers is based upon (i) an average delivered sugar content of 16.8 percent, an 8.7 percent increase from the 2009-crop, (ii) a total shareholder/grower sugarbeet crop to process of 3.1 million tons less an estimated 0.2 million tons discarded and (iii) the Company’s increased projected selling price for its sugar, pulp and yeast; offset to some degree by lower molasses prices when compared to the previous year.

Revenues for the three-month period ended May 31, 2011 were comprised of Sugar 87 percent, Pulp 6 percent, Molasses 4 percent and Yeast 3 percent.

Consolidated revenue for the three-month period ended May 31, 2011 from the sales of Sugar, Pulp, Molasses and Yeast, increased $29.1 million or 53.0 percent from the three-month period ended May 31, 2010. The table below reflects the percentage changes in product revenues, prices and volumes for the three-month period ended May 31, 2011.

Product	Revenue $ Million	Change vs. 2010	Revenue Percent Change	Selling Price Percent Change	Volume Percent Change

Sugar	$72.6	$28.7	65.2%	20.5%	44.7%
Pulp	$5.3	$0.8	18.1%	1.2%	16.9%
Molasses	$3.4	$0.9	35.9%	-9.0%	44.9%
Yeast	$2.7	$(1.3)	-31.7%	-3.4%	-28.3%

Total	$84.0	$29.1

The increase in volume of sugar sold is attributable a larger 2010-crop, delivered by shareholder/growers coupled with a very high demand from customers. The net increase in volume of co-products sold is attributable to a larger 2010-crop causing an earlier start to manufacturing on a pool wide basis. Overall returns per ton for Pulp are projected to be higher and the overall returns per ton for Molasses are projected to be lower for the Fiscal Year ended August 31, 2011. Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales. Yeast sales volume decreased due to existing customers’ decreased demand for yeast, the loss of one high-volume customer and above normal demand from a large customer in the 2010 period.

The value of finished product inventories for the three-month period ended May 31, 2011 increased $8.4 million, $0.6 million less than the three-month period ended May 31, 2010. The change in Sugar and Juice inventories accounted for substantially all of the change vs. 2010.

Expenses for the three-month period ended May 31, 2011 increased $7.0 million. $2.9 million increased due to production costs, $3.6 million increased due to Sales and Distribution Costs associated with the larger crop and $0.5 million increased due to General, Administrative, and Interest costs.

Comparison of the nine-months ended May 31, 2011 and 2010.

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/growers for production to date totaled $169.0 million, an increase of $79.3 million or 88.4 percent from the prior year period. As of May 31, 2011, Management has revised the estimated Fiscal 2011 payment to shareholder/growers for sugarbeets to $170.9 million, which is $75.9 million or 79.8 percent more than the prior year.

The increase in payments to shareholder/growers is based upon (i) an average delivered sugar content of 16.8 percent, an 8.7 percent increase from the 2009-crop, (ii) a total shareholder/grower sugarbeet crop to process of 3.1 million tons less an estimated 0.2 million tons discarded and (iii) the Company’s increased projected selling price for its sugar, pulp and yeast; offset to some degree by lower molasses prices when compared to the previous year.

Revenues for the nine-month period ended May 31, 2011 were comprised of Sugar 85 percent, Pulp 7 percent, Molasses 5 percent and Yeast 3 percent.

Consolidated revenue for the nine-month period ended May 31, 2011, resulting from the sale of Sugar, Pulp, Molasses and Yeast increased $74.0 million or 44.2 percent from the nine-month period ended May 31, 2010. The table below reflects the percentage changes in product revenues, prices and volumes for the nine-month period ended May 31, 2011.

Product	Revenue $ Million	Change vs. 2010	Revenue Percent Change	Selling Price Percent Change	Volume Percent Change

Sugar	$204.8	$71.3	53.4%	17.3%	36.1%
Pulp	$15.7	$2.5	19.0%	-18.9%	37.9%
Molasses	$11.7	$2.7	30.0%	-9.8%	39.8%
Yeast	$9.3	$(2.5)	-21.3%	-0.5%	-20.8%

Total	$241.5	$74.0

The increase in volume of sugar sold is attributable a larger 2010 crop, delivered by shareholder/growers coupled with a very high demand from customers. The increase in volume of co-products sold is attributable to a larger 2010-crop causing an earlier start to manufacturing on a pool wide basis. Overall returns per ton for Pulp are projected to be higher and the overall returns per ton for Molasses are projected to be lower for the Fiscal Year ended August 31, 2011. Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales. Yeast sales volume decreased due to existing customers’ decreased demand for yeast, the loss of one high-volume customer and above normal demand from a large customer in the 2010 period. Selling prices for all products increased or decreased due to general market conditions.

The value of finished product inventories for the nine-month period ended May 31, 2011 increased $78.3 million, $43.3 million more than the increase for the nine-month period ended May 31, 2010. A significant portion of the increase is a reflection of the tolling the Company did for another processor during the three-months ended February 28, 2010, and which did not take place in current year. In addition, the start of campaign on August 20, 2010 allowed the Company to be manufacturing at full capacity on September 1, 2010 the first day of the nine-month period ended May 31, 2011. The change in Sugar and Juice inventories accounted for almost all of the change in inventory vs. 2010.

Tolling and Other Income decreased by $6.6 million due to the Company not having a tolling agreement in place. The Company determined that it did not have excess capacity in the current year to process sugarbeets for other processors.

Expenses for the nine-month period ended May 31, 2011 increased $25.5 million; $13.8 million increased due to the production costs for a campaign that has incurred twenty four more operating days in 2011 vs. 2010. The production costs include $3.0 million in beet disposal costs; higher grower delivery and trucking costs, higher trucking re-haul costs, higher energy costs, and higher maintenance costs. Other than beet disposal costs, production costs were related to the larger crop and higher levels of operations. $10.0 million increased due to Sales and Distribution Costs associated with the larger crop and $1.6 million increased due to General, Administrative, and Interest costs. Interest cost increases are due primarily to higher levels of seasonal borrowing due to the larger crop. Administrative cost increases are due primarily to the recording of bonuses and related costs vs. the prior year when no similar costs were recorded due to the lower crop size.

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

May 31, 2011 Seasonal Debt Information

Source	Capacity	Utilized	Unused Capacity
	(In Millions)

Co-Bank	$45.0	$32.1	$12.9
CCC	$39.3	$29.2	$10.1
Total	$84.3	$61.3	$23.0

During the nine-month period ended May 31, 2011 the Company was reimbursed from the bond trust for qualified capital expenditures in the amount of $6.8 million in accordance with the sale of $7.0 million in tax exempt bonds during fiscal 2010. In addition, the Company is eligible to have an additional $4.8 million reimbursed from the bond trust as of May 31, 2011 as an additional source of available cash.

On November 30, 2010, the Company sold $8.8 million of new tax exempt bonds resulting from the Federal Government’s economic stimulus legislation. The proceeds of these bonds are required to be placed in a trust account until the Company makes qualifying capital investments that allow for the use of the proceeds of these bonds. The Company intends to use all of the proceeds from the bond issuance on qualifying capital expenditures within the time period required in the bond indenture. The Company intends to make the qualifying expenditures by August 31, 2012.

The loan agreements between the Bank and the Company obligate the Company to maintain, “In accordance with GAAP”, the following financial covenants:

•	Maintain a current ratio of no less than 1.10 for the first quarter of a fiscal year and 1.15 for all other quarter and fiscal year ends;
•	Maintain a long-term debt and capitalized leases to equity ratio of not greater than .8:1;
•	Maintain available cash flow to current long-term debt ratio as defined in the agreement of not less than 1.25:1, as measured at fiscal year-end.

As of May 31, 2011 the Company was in compliance with its loan agreement covenants with the Bank.

Net Cash used in operations totaled $20.8 million for the nine-month period ended May 31, 2011, compared to $5.2 million provided for the previous period. This decrease of $25.9 million in net cash used vs. the period ended May 31, 2010 was primarily due to the differences in the sugarbeet projected payments recorded liability, actual payments to shareholder/growers, and the associated additional inventory needs for processing materials from the record 2010-crop. Beet disposal costs were $3.0 million. Also, $4.0 million was used to fund crop chemical needs for the 2012 crop, should conventional sugarbeet seed be determined to be the planting requirement for shareholder/growers.

The net cash used in investing activities totaled $5.0 million for the nine-month period ended May 31, 2011, compared to $5.9 million used the period ended May 31, 2010. The conversion of $6.8 million in restricted bond assets to cash during the current period was offset by an increase of $9.4 million in capital expenditures vs. the period ended May 31, 2010.

The net cash provided by financing activities totaled $25.9 million for the nine-month period ended May 31, 2011 compared to $0.7 million for the period ended May 31, 2010. This increase of $25.2 million was primarily due to a $24.7 million increase in short term debt obligations required for the payment of sugarbeets from the record 2010-crop. All other factors totaled $0.5 million.

The Company retained $3.1 million as a non-cash item from the 2010-crop initial beet payment in the form of non-qualified per unit retains.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

Working capital increased $33.2 million for the for the nine-month period ended May 31, 2011. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company anticipates using the majority of the remaining $9.0 million in economic stimulus bonds as a source of funding for the fiscal 2011 capital expenditures.

Cash increased $0.1 million for the for the nine-month period ended May 31, 2011.

Capital expenditures for fiscal year 2011 have been approved at $22.3 million. The capital expenditures are for equipment to improve efficiency, improved beet storage, improved rail facilities and safety and replacement activities. Failure by the Company to make capital expenditures over a period of years could result in the Company being less competitive due to its failure to reduce costs, increase operating efficiencies or increase revenues.

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

OTHER

Estimated Fiscal Year 2012 Information
The Company’s Board of Directors increased the planting level for the 2011-crop vs. the 2010-crop level on May 9, 2011 due primarily to a late planting start that resulted from wet field conditions. As of the date of this report, 120,910 acres or a planting tolerance of 1.67 had been planted, with no additional planted acres anticipated.

Nearly 100 percent of the 2011-crop utilized Roundup-Ready® sugarbeet seed. As of the date of this report, the crop, as planted, had the potential for normal harvest results.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2011, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There have been no material changes to the Company’s internal control over financial reporting since the filing of the Company’s Form 10-Q for the period ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

According to the USDA, Roundup Ready® varieties accounted for about 95 percent of the planted acres in the 2009/10 crop year. The Company’s Board of Directors authorized the planting of Roundup Ready® sugarbeets beginning with the 2008 crop. Of the sugarbeet crop processed by the Company in 2010, the Company estimates that nearly 100 percent was grown with Roundup Ready® seed. Nearly 100 percent of the sugarbeet crop planted in 2011 is planted with Roundup Ready® seed. Environmental law restrictions on the use of Roundup Ready® sugarbeet seeds or other restriction relating to sugarbeet seeds or herbicides could have a significant, negative financial impact on the Company and its shareholder/growers.

In May 2011, the Company, along with others in the sugar industry (collectively the “Plaintiffs”), filed a lawsuit in U.S. District Court, Central District of California against the Corn Refiners Association and its member companies (collectively the “Defendants”) and asked the Court to: (1) enjoin the Defendants from continuing to make false and/or misleading representations of fact about high fructose corn syrup (HFCS); (2) award Plaintiffs damages for the harms they have suffered and continue to suffer as a result of the Defendants’ false and/or misleading advertising, promotion and/or marketing of HFCS, including a corrective advertising award and (3) award Plaintiffs their costs and expenses of the lawsuit. The outcome of this lawsuit is unknown at this time and the Company does not know what financial impact, if any, that this lawsuit will have on the Company and its shareholder/growers.

Item 1A.  Risk Factors.
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
None.

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	JULY 11, 2011	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	JULY 11, 2011	/s/ STEVEN M. CASPERS
Steven M. Caspers
Executive Vice President and Chief Financial Officer