Form 10-K
period 2011-08-31
MINN DAK FARMERS COOPERATIVE
filed 2011-11-01
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended
AUGUST 31, 2011
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

          As of November 1, 2011, 476 shares of the Company’s Common Stock and 72,200 “units” of the Registrant’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding.

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

GENERAL

          The Company is a North Dakota agricultural cooperative that was formed in 1972 and currently has 476 members. Membership in the Company is limited to sugarbeet growers located in those areas of North Dakota and Minnesota within an approximate fifty (50) mile radius of the Company’s offices and sugarbeet processing facilities in Wahpeton, North Dakota. The Company’s facilities allow the members to process their sugarbeets into sugar and other products. The products are pooled and then marketed through the services of marketing agents under contract with the Company. The sugar-marketing agent, United Sugars Corporation, is a cooperative association owned by its members, the Company, American Crystal Sugar Company and United States Sugar Corporation. The Company’s sugarbeet molasses and sugarbeet pulp are also marketed through a marketing agent, Midwest Agri-Commodities Company. Midwest Agri-Commodities Company is a cooperative association owned by its members, the Company, American Crystal Sugar Company, Southern Minnesota Beet Sugar Cooperative and Michigan Sugar Company. The Company owns a 100 percent interest in Minn-Dak Yeast Company, Inc. (“Minn-Dak Yeast”), which has facilities located adjacent to the Company’s sugar production facilities, and which produces and sells fresh baker’s yeast.

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

PRODUCTS AND PRODUCTION

          The Company is engaged primarily in the production and marketing of sugar from sugarbeets. The Company also produces and markets certain co-products, sugarbeet molasses and sugarbeet pulp pellets. The Company’s subsidiary Minn-Dak Yeast uses a portion of the Company’s sugarbeet molasses as the growth medium in the production of fresh baker’s yeast. Minn-Dak Yeast provided revenues totaling approximately 4 percent of the Company’s total revenues for the fiscal year ended August 31, 2011.

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

          The Company’s sugarbeet co-products include sugarbeet molasses, sugarbeet pulp pellets and sugarbeet pressed pulp. After the extraction of raw juice from the cossettes, the remaining sugarbeet pulp is dried, processed into pellets and sold as animal feed or not dried and sold as animal feed to the local market. Sugarbeet molasses is the process materials left after all economical means have been taken to extract the sugar from the process. The sugarbeet molasses is sold primarily to yeast and pharmaceutical manufacturers and for use in animal feeds.

RECENT CROPS

          The Company’s members harvested 1.95 million tons of sugarbeets from the 2011-crop, approximately 20 percent less than the most recent 5-year average. Sugar content of the 2011-crop was 5.0 percent above the average of the five most recent years. Due to the lower harvested tons and higher sugar content, the Company’s production of sugar from the 2011-crop sugarbeets is expected to be 20.0 percent less than the average of the five most recent years of sugar production.

          The Company’s initial sugarbeet payment estimate totals $64.72 per ton or $0.2196174 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2012. This projected payment is 11.4 percent more than the final 2010-crop payment per ton and 11.0 percent more per pound of extractible sugar. The increased projected 2011-crop payment per ton results from higher sugar content in the sugarbeets and improved sugar and co-product prices. The increases were offset somewhat by increased operating and fixed costs per ton and fewer total tons of beets to process versus the prior year. The price per pound of extractible sugar was diluted by 0.74% due to bonus sugar for the 2011-crop vs. 6.5% for the 2010-crop. Bonus sugar is an incentive to growers to deliver sugarbeets prior to main harvest. Harvest for the 2010-crop began on September 21, 2011 vs. August 18, 2010 for the 2010-crop.

          For a discussion of the calendar 2010, 2009 and 2008 crops and results of operations for fiscal years 2011, 2010 and 2009, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

GROWERS’ AGREEMENTS

          The Company purchases virtually all of its sugarbeets from members under contract with the Company. All members have automatically renewing contracts with the Company covering each growing season (the “Growers’ Agreements”). At the end of each year, the Growers Agreement automatically extends for an additional year, so that such agreements always have a remaining term of one year, unless the Company, prior to the automatic renewal, has given notice of termination or amendment. In that situation, the agreement will not renew, but will continue in effect for the then remaining year under the agreement. Each Unit of Preferred Stock currently entitles a member to grow the maximum number of acres per share authorized by the Board of Directors for each farming year. The Company’s Board of Directors has the discretion to adjust the acreage that may be planted for each Unit of Preferred Stock held by the members.

Crop Year	Minimum	Maximum
2010	1.40	1.60
2011	1.40	1.70
2012 – Projected	1.40	1.60

          The Company’s Board of Directors has authorized members a planting level for the 2012-crop; however, this authorization is subject to change by the board before the planting of the 2012-crop for reductions and before the completion of the planting of the 2012-crop for additions. The level of authorized acres for planting reflects the desire to fully utilize the Company’s plant capacity and the anticipated sugar marketing allocations that will be available for the 2012-crop production. (For a discussion of the current farm bill sugar provisions, see Management’s Discussion on Government Programs and Regulations.)

          Under terms of the Growers Agreement, each member receives payment for his or her sugarbeets based on a price per pound of extractable and bonus sugar. The price per pound of extractable and bonus sugar is determined by dividing the total grower distribution of net proceeds (less the amount credited to members investment from member patronage and credited to retained earnings from non-member patronage) by the total of members’ pounds of extractable and bonus sugar. Extractable pounds of sugar are calculated by the processing of sugarbeet samples taken from members’ sugarbeets during harvest. Bonus sugar is a formula driven program premium for delivery of sugarbeets during the period prior to main harvest. Each member’s grower payment is obtained by multiplying that member’s total pounds of extractable and bonus sugar times the price per pound of extractable and bonus sugar as determined above.

          Under the Growers Agreement, each member receives an initial installment of the payment for his or her sugarbeets on or about November 15, soon after delivery of his or her crop to the Company. That initial installment is subject to adjustment by the Company’s Board of Directors and Management, but will not exceed 65 percent of the estimated price per pound of extractable and bonus sugar. A second installment is paid in early February; that installment, in combination with the first installment, will not exceed 70 percent of the estimated price per pound of extractable and bonus sugar. A third installment is paid in early April, with the aggregate of all installments paid to that date not to exceed 80 percent of the estimated price per pound of extractable and bonus sugar. A fourth installment payment is paid in early July, with the total of installment payments to that date not to exceed 95 percent of the estimated price per pound of extractable and bonus sugar. The final payment is determined after the end of the Company’s fiscal year, ending on August 31, and is an amount necessary to bring the total of all payments to the price to be paid per pound of extractable and bonus sugar to all growers during the applicable fiscal year. In addition, the Company’s annual patronage net income, if any, which is equal to the Company’s sales less all expenditures and member sugarbeet payments, is distributed to the members on the basis of the pounds of extractable sugar obtained from each of the members’ sugarbeets; such amounts are distributed in either cash payments or in the form of allocated patronage to the member’s patronage account on the books of the Company.

          During Fiscal 2011, the Company entered into a sub-compliance agreement with its Growers to meet the United States Department of Agriculture (USDA) requirements for planting Round-up ® ready sugarbeets. See Exhibit 10(a).

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

RESEARCH AND DEVELOPMENT

          The Company conducts a modest amount of research and development activity and participates in various sugar industry research and development activities. Any research findings are then shared by the entire sugar industry. Participatory research and development is accomplished through such organizations as the Beet Sugar Development Foundation and North Dakota/Minnesota Research and Education Board. The Company participates in the organizations listed above through the efforts of its representatives to the boards of directors of those entities. The Company’s representatives, either a member of the Company’s Board of Directors or a Management employee of the Company, allow the Company to participate in and help direct agricultural and factory operations research and development activities carried out by the listed organizations. Those organizations also have established various committees on which the Company has employees that participate. That practice is designed to provide the company with direct access to any research and development information available from the applicable committees. None of the Company’s employees or directors devotes a significant portion of their time and energies to the activities described in this section.

          During the fiscal year ended on August 31, 2011, members through the Company contributed approximately $0.1 million to the North Dakota/Minnesota Research and Education Board to fund that entity’s research and development activities and the Company spent $0.2 million for research aimed at process improvements.

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

ENVIRONMENTAL MATTERS

          The Company is subject to a broad range of continuously evolving environmental laws and regulations. These laws and regulations include the Food Quality Protection Act of 1996; the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Comprehensive Environmental Response, Compensation and Liability Act and most recently the Mandatory Reporting of Greenhouse Gases. Other than what is provided herein, the Company is not aware of any areas of non-compliance.

          The Company has less than $0.1 million of environmental capital improvements budgeted for the fiscal year ending August 31, 2012.

          On February 21, 2011 a new EPA rule was promulgated that set new standards for hazardous air pollutants from industrial boilers. The National Emissions Standards for Hazardous Air Pollutants for Industrial, Commercial, and Institutional Boilers and Process Heaters (also known as The Boiler MACT Rule) sets very stringent limits on various pollutants. At the same time this rule was released the EPA also issued a Notice of Reconsideration of the final rule. This indicates that it is EPA’s intent to readdress certain aspects of the rule and has effectively put the timelines for compliance on hold. Once the rule is in its final form the company will no doubt be subject to capital expenditures for the purchase and installation of new pollution control equipment to meet the new standards.

          Compliance with these laws and related regulations is an ongoing process. Other than what is mentioned above, the current levels of spending is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agriculture operations, including those conducted by the Company. There can be no assurance that the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies there under, and further restrictions on the use of agriculture chemicals, could result in increased compliance costs.

MARKET AND COMPETITION

          Current U.S. Government statistics estimated total United States (“U.S.”) sugar deliveries for domestic food and beverage consumption at 207.5 million cwt. refined for its fiscal year beginning October 1, 2010 and ending September 30, 2011 (fiscal year 2011). For the same period ending in 2010 (fiscal year 2010), total deliveries were 204.1 million cwt. refined. Comparing the two years shows demand increased by 1.7 percent for U.S. sugar sellers. The U.S. Government estimates that fiscal year 2012 deliveries will total 209.8 million cwt. refined, a 1.1 percent increase versus fiscal year 2011.

          Given the size of the domestic market, the Company’s sugar production and sales represent approximately 3 percent of the total domestic market for refined sugar in fiscal year 2011. United Sugars Corporation, which sells the Company’s production through a sugar marketing pool, represented approximately 25 percent share of the fiscal year 2011 U.S. sugar market.

          The U.S. refined sugar market is a mature market and has grown over the past ten years at a rate of slightly more than 1 percent per year. Its growth is affected by the substitution of high fructose corn syrups, artificial and other non-sucrose sweeteners for sugar in beverages and certain food products and imported sugar-containing products. In the past, the substitution of non-sugar sweeteners for sugar not only reduced demand for sugar in the United States, but has also resulted in a high degree of sugar industry contraction. Also, sugar companies in the past have consolidated or closed as a result of marketplace conditions. More recently, there have been fewer consolidations and closings. Since 1996, 13 of the 35 sugarbeet refineries owned by sugar companies have closed. Results in that time period for cane sugar companies, cane raw mills and cane refineries are even more dramatic. In more recent years, however, sugar is being substituted for High Fructose Corn Syrup by some food and beverage companies, thereby increasing the demand for sugar. Today there are seven sugar sellers, with approximately 90 percent of U.S. sugar market share concentrated in the top five sellers, most of which are integrated sugarbeet and sugarcane suppliers. The Company’s main competitors in the domestic market are Imperial Sugar Company, American Sugar Refining Company, Amalgamated Sugar Company and Cargill. Competition in the U.S. sugar industry, because sugar is a fungible commodity, is primarily based upon price, customer service and reliability as a supplier.

GOVERNMENT PROGRAMS AND REGULATION

          Domestic sugar prices are supported under a program administered by the United States Department of Agriculture (“USDA”). Under the current program, which was initiated in 1981 and extended under the Food Security Act of 1985, the Food, Agriculture, Conservation and Trade Act of 1990, the Federal Agriculture Improvement and Reform Act of 1996, the Farm Security and Rural Investment Act of 2002 and now the Food, Conservation, and Energy Act of 2008 (the “Farm Bill”), the price of sugar is required to be maintained above the price at which producers could forfeit sugar to repay non-recourse loans obtained through the Commodity Credit Corporation (“CCC”). The USDA maintains sugar prices without cost to the U.S. Treasury by regulating the quantity of sugar imports and domestically produced sugar allowed to be marketed for human consumption. The U.S. imports approximately 29 percent of its total domestic needs.

Food, Conservation, and Energy Act of 2008

          The Farm Bill was enacted in June 2008. It contains several provisions related to the domestic sugar industry, with the ultimate goal of such provisions to achieve balance and stability in the U.S. sugar market while minimizing the cost to the Federal government. The Farm Bill applies to the 2008 through 2012-crop years. Generally, the Farm Bill restricts imports of foreign sugar, maintains a non-recourse loan program, and establishes a system of marketing allocations for sugarbeet and sugarcane producers in an attempt to balance the supply and demand for sugar in the U.S. domestic sugar market. The Farm Bill also provides for a way to help control general sugar inventories in the U.S. through the implementation of the Feedstock Flexibility program. This program requires the Secretary of Agriculture to purchase sugar to produce bio-energy as a means to avoid forfeitures of sugar loan collateral that may occur when the U.S. domestic prices are lower than the floor created by the sugar loan program.

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

          The USDA has historically maintained sugar prices above the forfeiture price level, without cost to the U.S. Treasury, by regulating the supply of sugar in the U.S. market through the regulation of the quantity of sugar imports and the establishment of an overall allotment quantity for the domestic sugar producers. Under the Tariff Rate Quota (“TRQ”) implemented October 1, 1990, preferential sugar-producing countries are allowed to export a fixed quantity of sugar into the United States duty-free or subject to minimal duties. The total amount of the TRQ sugar estimated by USDA to enter the U.S for fiscal year 2011 is 1,693,000 short tons raw value (“STRV”), or the access commitment level under the World Trade Organization (“WTO”). For fiscal year 2012 the USDA TRQ sugar imports are estimated to be 1,636,000 STRV. In addition, sugar is imported under free trade agreements with other countries, including the North American Free Trade Agreement (“NAFTA”), which includes trade with Canada and Mexico. Mexico is projected by the USDA to export 1,687,000 STRV of sugar to the U.S. in FY 2011 and 1,155,000 STRV in fiscal year 2012. In total, imports from other countries are expected to total 3,339,000 STRV for FY 2011by the USDA.

          The Farm Bill incorporates gradual loan rate increases for raw and refined sugar. For raw sugar, the loan rate will increase three-quarters of a cent per pound, raw value, phased-in in quarter-cent increments over crop years 2009-2011. Raw cane load rates will remain at 18.00 cents/lb. in 2008 then rise gradually to 18.75 cents by 2011, and they will remain at 18.75 cents/lb. for the 2012 crop year. Refined beet sugar loan rates are set at 23.45 cents/lb. for the 2009 crop and thereafter are set at a rate equal to 128.5 percent of the loan rate per pound for raw cane sugar for each of the 2010 through 2012 crop years.

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

North American Free Trade Agreement

          The North American Free Trade Agreement (“NAFTA”) governs sweetener trade between the U.S. and Mexico. Terms of the NAFTA agreement established a common market between the United States and Mexico in sugar. Under NAFTA, there are no duties or quantitative restraints between the two countries on all sugar and HFCS trade. Sugar from Mexico may enter and be sold in the U.S. in any quantity without the added cost of tariffs.

          The U.S. Government forecasts that Mexico will export 1,687,000 short tons raw value to the U.S. in fiscal year 2011, which would represent approximately 15.2 percent of domestic sugar consumption for food and other; and 1,155,000 short tons raw value in fiscal year 2012, representing approximately 10.3 percent of domestic sugar consumption for food and other. Key variables that ultimately will determine the amount of imports from Mexico include: (1) Mexican production; (2) Mexican high fructose corn syrup use; (3) Mexican third-country imports and possible substitution; (4) Mexican government policy decisions, such as a proposed ethanol program and others that could mitigate or increase exports to the U.S.; (5) domestic U.S. production of beet and cane sugar; and (6) possible U.S. and Mexico government agreement on a rational sugar trade policy, other than what currently exists in the NAFTA. Excessive imports of Mexican sugar could cause material harm to the U.S. sugar market; however, the Company is unable to determine what the level of imports would need to be in order to trigger material harm.

          The Company believes the NAFTA may present a potential serious public policy challenge to itself and the domestic sugar industry. Should there be low world raw sugar prices it would be economically viable for Mexican sugar to enter the United States in any year, if the Mexican interests so choose. Since January 1, 2008 there has not been a sugar market disruption due to NAFTA in the U.S. for a variety of reasons; mostly those reasons have to do with the market conditions that currently exist in the U.S. and Mexico, including supply / demand reasons. Also, High Fructose Corn Syrup (“HFCS”) continues to make inroads into the Mexican food and beverage manufacturing sector, displacing sugar use as it does. A recent USDA study concluded that there is still a large potential to expand HFCS use in Mexico. In their study, an implication is made that this displaced sugar in Mexico could supply more sugar to the U.S. It is possible that the NAFTA could, in the future, have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

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

          Unlimited additional quantities may be imported upon payment of a tariff of 15.36 cents per pound of raw sugar prior to shipment. In fiscal year 2010 the price spread between imported and domestic sugar prices narrowed, resulting in greater high-tier sugar imports. Such was not the case for fiscal year 2011. Through the end of fiscal year 2011 high-tier sugar imports totaled only 18,000 STRV, compared to 188,000 STRV for the same period in the prior year.

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

Dominican Republic - Central American Free Trade Agreement

          The Dominican Republic - Central American Free Trade Agreement (DR-CAFTA) implementation has resulted in an increase in the amount of sugar that will be imported into the United States. The impact of this trade agreement on the Company will continue to be assessed by taking into consideration this and all of the other agreements that require certain amounts of raw or refined sugar to be imported to the U.S., and the resultant amount of sugar that becomes available for sale in the domestic sugar marketplace. It is possible that the trade agreement could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and the Company earnings. The magnitude of the impact cannot be determined at this time.

Regional and Bilateral Free Trade Agreements

          The United States government is pursuing additional international trade agreements. It is seeking to negotiate new free trade agreements with a number of countries and regions that are major producers of sugar. The Company believes these agreements, if they reach fruition, could negatively impact the Company’s profitability.

          The primary negotiated or currently being negotiated free trade agreements with countries and regions that are major producers of sugar include, to the Company’s knowledge, the Columbia Free Trade Agreement; the Thailand Free Trade Agreement; the Panama Free Trade Agreement; the Free Trade Area of the Americas; the South African Customs Union Free Trade Agreement; the Korean Free Trade Agreements, and others. The Columbia, Panama and Korean Free Trade Agreements have been completed, signed and ratified by the U.S. Congress as of October 2011. They are scheduled to be implemented by January 1, 2012. Additional TRQ access for the three countries will be 62,800 STRV and increasing by approximately 900 STRV each year going forward. The Company believes these agreements (negotiated or currently being negotiated) could negatively impact the Company’s profitability. Many of the countries included in these agreements are major sugar producers and exporters. If increases in guaranteed access or reductions in sugar tariffs are included in these agreements, excess sugar from these regions could enter the U.S. market and put pressure on domestic sugar.

          The U.S. sugar industry and the Company recognize the potential negative impact that could result if these agreements that are currently being negotiated were entered into by the United States.

          The impact on the Company of the various trade agreements being negotiated cannot be assessed at this time due to the uncertainty concerning the terms of the agreements and whether they will ultimately be implemented. It is possible, however, that the passage of various trade agreements could have a material adverse effect on the Company through a reduction in acreage that can be planted by the Company’s shareholders, and/or a reduction in sugar selling prices, and a corresponding reduction in the sugarbeet payment to the shareholders and to the Company earnings. The magnitude of the impact cannot be determined at this time.

          The Farm Bill provides price support provisions for sugar. However, if the price support program including the Tariff Rate Quota system described above were eliminated in its entirety, or if the effectiveness that the United States’ price support program provides from foreign competitors were materially reduced, the Company could be materially and adversely affected. In such a situation if the Company were not able to adopt strategies that would allow it to compete effectively in a greatly changed domestic market for sugar, the adverse effects could impact the Company’s continued viability and the desirability of grower sugarbeets for delivery to the Company.

EMPLOYEES

          As of November 1, 2011, the Company had 314 full time employees, of whom 277 were hourly and 37 were salaried. It also employs approximately 384 additional hourly seasonal workers during the sugarbeet harvest and processing campaign. The Company has a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, CLC) for its factory group. The contract became effective June 1, 2011 and continues through May 31, 2013. Office, clerical, management, truck drivers and harvest employees are not unionized. Full time employees are provided with health, dental and vision insurance, a defined benefit or defined contribution retirement plan, a 401(k) retirement savings plan, a long term disability plan, sick leave plan, term life insurance, vacation plan and holiday pay. Seasonal workers are also provided some of these same employee benefits. The Company considers its employee relations to be excellent.

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

          Legislation that would significantly increase energy costs, health care costs, environmental costs or other employee benefit costs could have severe adverse impacts on the financial returns of the Company.

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

          The Company consumes large quantities of energy in its operations. The Company annually consumes coal, electricity, metallurgical coke, diesel fuel, and natural gas; therefore significant changes in energy prices have a significant effect on the operating costs of the Company. The Company also consumes operating supplies whose costs are impacted by the price of energy, and therefore the price to the Company. The Company has a strategy to purchase its energy needs and operating supplies as cheaply as possible through long-term contracts, volume purchases and competitive bidding.

Inability to compete in the sweetener market, could affect operating results.

          Sugar is a fungible commodity with competition for sales volume based primarily upon price, customer service and reliability. The sweetener market, in addition to sugar, includes corn-based sweeteners, such as regular and high fructose corn syrups, and non-nutritive, high-intensity sweeteners such as Splenda®, Truvia® and aspartame. Differences in functional properties and prices have tended to define the use of these various sweeteners. Although the various sweeteners are not interchangeable in all applications, the substitution of other sweeteners for sugar has occurred in certain products, such as soft drinks. The Company cannot predict the availability, development or potential use of these and other alternative sweeteners and their possible impact on it or its members. The Company believes that it possesses the ability to compete successfully with other producers of sugar in the United States. In spite of that, substitute products could reduce the demand for sugar which could lower the price of sugar, resulting in reduced profitability in the future.

Interest Rate

          The Company finances its operations and capital requirements through a combination of 30-day LIBOR based bank debt, Tax Exempt Bonds and USDA sugar based loans. The Company has established a 30-day LIBOR swap program to mitigate its risks associated with 30-day LIBOR debt instruments.

Beet Seed Availability

          See Item 3. Legal Proceedings.

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

          The properties are adequate to process normal and above normal crop sizes, and for the last five years have averaged a slice rate of 9,654 tons per day. The 2010-crop was the largest tonnage in the history of the Company, amounting to approximately 3,108,000 tons of sugarbeets. If the Company encounters normal weather patterns, which will in turn provide normal long-term sugarbeet storage conditions and if the beets harvested are of good quality, healthy and low in tare, then it does not anticipate having material difficulties in processing crops equal in size to the 2010-crop. Achievement of the levels of slice and sugar production in the factory is due mostly to the quality of the crop and the Company’s effort to maximize the potential production from a crop.

          Minn-Dak Yeast Company (MDYC), of which the Company is a 100 percent owner, operates a single factory yeast manufacturing business at Wahpeton, North Dakota. MDYC owns the factory and the land on which it is located. During fiscal 2011, fresh yeast was produced and sold into the domestic yeast marketplace.

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

          In March 2005, the U.S. Department of Agriculture (the “USDA”) approved a petition requesting a determination of non-regulated status for Roundup Ready® sugarbeets. On January 23, 2008, a coalition group including the Center for Food Safety, the Sierra Club and two organic seed groups filed a lawsuit challenging the USDA’s determination. On September 21, 2009, the U.S. District Court for the Northern District of California (the “District Court”) ruled that the USDA violated the National Environmental Policy Act by failing to prepare an Environmental Impact Statement (“EIS”) before deregulating Roundup Ready® sugarbeets. The District Court also ordered the USDA to complete an EIS before making a determination on the regulated status of the Roundup Ready® sugarbeets. The USDA has said that it expects to complete the EIS by May of 2012. A draft EIS was issued by USDA in October 2011.

          On February 4, 2011 the USDA issued an Environmental Assessment (EA) to address an administrative action on its part to partially deregulate the use of Roundup Ready® sugarbeet seed for sugarbeet crops in the U.S. Plaintiffs tried to stop seed and root plantings for the 2011 crop by asking the Ninth District Court for a Temporary Restraining Order and Temporary Injunction. That was denied. The final result of all of the legal proceedings is that as it was legal for the Company’s shareholder/growers to plant Roundup Ready® sugarbeet seed in 2011. However, the Company believes that the Plaintiffs will continue to challenge by legal means the USDA’s partial deregulation of the Roundup Ready® sugarbeet seed going forward. The ability of shareholder/growers to plant Roundup Ready® sugarbeets in subsequent years will be based upon actions by the USDA, which may be subject to further challenge in the future by the Plaintiffs or other groups also.

          If the Plaintiffs are successful, through legal means, to prevent the planting in 2012 and later years of Roundup Ready® sugarbeet seed, conventional varieties of sugarbeet seed would have to be planted instead. This may have a negative impact on the sugarbeet producers’ crop yields. Chemical manufacturers have significantly reduced the planned production of conventional herbicide chemicals due to the rapid increase in planting of Roundup Ready® sugarbeet seed. Weed control for conventional seed varieties could be difficult if there is an inadequate supply of conventional herbicide chemicals. The Company has taken steps to secure some conventional beet seed and conventional herbicide chemicals necessary for a crop planted with conventional seed. In spite of the various measures that the Company has taken, the risk of Roundup Ready® sugarbeet seed restrictions, should it take place, could have a significant, negative financial impact to the Company and its members.

          On February 4, 2011 the Company, along with the rest of the sugarbeet industry, (collectively the “Plaintiffs”) filed suit in U.S. District Court for the District of Columbia against the USDA, the Center for Food Safety and the Sierra Club (collectively the “Defendants”) challenging some of the more onerous requirements set forth in the conditions for partial deregulation of the Roundup Ready® sugarbeet seed and requesting that the judge render a declaratory judgment that the partial deregulation complies with the National Environmental Protection Act (NEPA) and the Plant Protection Act (PPA). The Center for Food Safety and others filed a separate suit seeking to vacate the partial deregulation. Both lawsuits have been consolidated in the District of Columbia and the Court has set a briefing schedule on the merits of the dispute that will conclude in early January 2012.

          According to the USDA, Roundup Ready® varieties accounted for about 95 percent of the planted acres in the 2010-crop year.

          The Company’s Board of Directors authorized the following estimated levels of planting for the following crop years:

2008		50%
2009	near	100%
2010	near	100%
2011	near	100%

          Environmental law restrictions on the use of Roundup Ready® sugarbeet seeds or other restrictions relating to sugarbeet seeds or herbicides could have a significant, negative financial impact on the Company and its shareholder/growers.

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

          Holders of the Company’s common stock are entitled to share in the Company’s profits and losses based upon sugar delivered, to receive distributions of the Company’s net cash flow when declared by the Board of Directors, to participate in the distribution of the Company’s assets if it dissolves or liquidates, and, to vote on matters submitted to a vote of the Company’s members. Under state law and the Company’s Bylaws, each member of the Company is entitled to one vote, regardless of the number of shares the member holds. Holders of the Company’s common stock are committed under Uniform Delivery and Marketing Agreements to grow and deliver a minimum and maximum number of acres of sugarbeets per unit of preferred stock as authorized by the Board of Directors for each crop year. The Company’s common stock and preferred stock may be held only by farmer-producers who are eligible for membership in the Company and may only be transferred with the consent of the Board of Directors of the Company.

          The Company has never declared a dividend. The Company distributes its patronage based upon net margins in the form of qualified or non-qualified allocated patronage using the sugar delivered for the crop year as the distribution factor.

          As of November 1, 2011, 476 shares of the Company’s Common Stock and 72,200 “units” of the Company’s Preferred Stock, each consisting of 1 share of Class A Preferred Stock, 1 share of Class B Preferred Stock and 1 share of Class C Preferred Stock, were outstanding.

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

FINANCIAL DATA	2011	2010	2009	2008	2007
(in thousands)
Revenues	$345,510	$214,312	$225,034	$243,573	$278,571
Distribution of net proceeds	186,766	100,233	96,053	110,863	148,415
Total assets	230,479	199,556	180,519	177,063	177,666
Long-term debt, including current Maturities	45,913	40,907	38,545	31,872	36,931

Members’ investment	76,713	71,274	76,143	84,016	83,373
Property and equipment additions, net of retirements	17,228	8,283	9,246	8,560	4,947
Working capital	15,478	13,688	13,387	10,163	13,265

RATIOS
Ratio of long-term debt to equity	.56	.53	.44	.32	.39
Ratio of net proceeds to fixed charges	76.01	51.82	48.64	35.36	35.56
Current ratio	1.17	1.19	1.23	1.17	1.23

PRODUCTION DATA
Acres harvested (members)	114,533	97,247	75,041	107,649	116,646
Tons of sugarbeets purchased (members)	3,108,004	2,010,071	1,863,920	2,208,622	3,019,475
Tons purchased per acre harvested	27.14	20.66	24.84	20.52	25.89
Payment to members per ton of sugarbeets delivered, plus allocated patronage per unit retains	$60.10	$49.29	$51.35	$48.96	$49.06

Sugar (cwts):
Produced (from member and purchased sugarbeets)	7,332,854	5,232,852	5,423,610	6,923,801	7,822,687
Sold (includes purchased sugar)	7,077,223	5,032,891	5,834,662	7,060,619	7,301,360

Beet pulp pellets (tons):
Produced	120,761	112,048	102,073	107,600	147,888
Sold	127,241	115,529	90,715	106,006	151,791

Beet molasses (tons):
Produced	123,955	95,572	87,647	99,349	130,878
Sold	92,377	70,739	61,240	87,803	88,652
Sold for Yeast Subsidiary Production	21,519	28,494	23,531	25,307	31,513

Yeast (pounds, in thousands):
Produced	31,709	38,774	35,975	37,436	39,248
Sold	31,705	38,805	36,071	37,436	39,152

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

(5) Information for a fiscal year relates to the crop planted and harvested in the preceding calendar year (e.g., information for the fiscal year ended August 31, 2011, relates to the 2010 crop).

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

          Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. The Company’s critical accounting policies and estimates include the following:

Subsidiaries

          Subsidiaries that are controlled by the Company, Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) are consolidated in the Company’s financial statements.

Inventory Valuation

          Inventories of refined sugar, thick juice, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of the cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued using the lower of cost (determined using the first in first out method) or market. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar or thick juice, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool. The Company derives its estimates from sales contracts, recent sales and evaluations of market conditions and trends. Changes in market conditions may cause estimates to differ from actual results.

          Inventories of conventional beet chemicals and conventional beet seed are valued at lower of cost or market until the threat of legal action against the planting of Round-up Ready® seed is substantially eliminated.

Property and Equipment, Property and Equipment Held for Lease, and Depreciation

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

Defined Benefit Pension Plan

          The Company maintains and administers a non-contributory defined benefit pension plan. The annual cost of this plan can be significantly affected by changes in assumptions and differences between expected and actual experience. In accordance with FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company records the liability for its defined benefit retirement plan as the benefit obligation in the financial statements. Three of the most significant assumptions are the discount rates, expected long-term rate of return on assets and rate of total compensation increase.

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

          The Company has no outstanding uncertain income tax positions as of the date of this filing.

Fair Value Measurements

          Fair value is defined under FASB ASC 820, Accounting for Fair Value Measurements as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Quoted market prices are generally not available for the Company’s financial instruments. Fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

o	Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities.

o	Proceeds for Bond Issuance Transferred to Restricted Investment – Based upon discounted cash flows and current borrowing rates with similar maturities.

o

Investments in CoBank, Dakota Valley Electric and Investments in Marketing Cooperatives - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

Derivative Instruments and Hedging Activities

          The Company recognizes all derivatives in its Consolidated Balance Sheet at fair value. On the date the derivative instrument is entered into, the Company designates the derivative as either (a) a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment (“fair value hedge”) or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative designated as a cash flow hedge are recorded in accumulated other comprehensive income (loss) and are classified into earnings as the underlying hedged item affects earnings.

Accumulated Other Comprehensive Income (Loss)

          The Company accounts for Other Comprehensive Income (Loss) using activities from the Company as well as its pro-rata share of activity from its marketing subsidiaries.

Deferred Costs and Product Values

          The Company defers the economic costs and benefits to the following fiscal year if they are associated with the crop accounted for in that fiscal year. This matching principle is consistently applied from year to year.

LIQUIDITY AND CAPITAL RESOURCES

          Because the Company operates as a cooperative, payment for shareholder/grower-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all Company business expenses. In addition, actual cash payments to shareholder/growers are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of per unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This shareholder financing arrangement may result in an additional source of liquidity and reduced outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short-term financing has been primarily provided by CoBank (the Bank). Long-term financing has been a combination of conventional loans with the Bank and tax exempt bonds whose required letters of credit have been provided by the Bank. The Company also has the ability to borrow money on a short-term basis from the USDA Commodity Credit Corporation “CCC” using the Company’s sugar inventory as collateral.

          On November 15, 2010, the Company and its Bank agreed to a new seasonal line of credit totaling $85.0 million through May 31, 2011, then reduced to $45.0 million through December 31, 2011. The significant increase in the seasonal line of credit was directly related to the increased anticipated grower payments for the 2010-crop. On August 4, 2011, due to a business opportunity requiring cash of short term nature, the Company and the Bank agreed to increase the seasonal debt agreement by $5.0 million through December 31, 2011.

August 31, 2011 Seasonal Debt Information

Source	Capacity	Utilized	Unused Capacity
	(In Millions)
Co-Bank	$50.0	$37.1	$12.9
CCC	$3.5	$3.5	$0.0
Total	$53.5	$40.6	$12.9

          On November 30, 2010, the Company sold $8.8 million of new tax exempt bonds made available through the Federal Government’s economic stimulus legislation. The proceeds of these bonds are required to be placed in a trust account until the Company makes qualifying capital investments that allow for the use of the proceeds of these bonds. The Company intends to use all of the proceeds from the bond issuance on qualifying capital expenditures within the time period required in the bond indenture. The Company intends to make the final qualifying expenditures by August 31, 2012.

          During the fiscal year ended August 31, 2011, the Company was reimbursed from the bond trust for qualified capital expenditures in the amount of $12.1 million in accordance with the sale of $7.0 million in tax exempt bonds during fiscal 2010 and $8.8 million in tax exempt bonds during fiscal 2011. In addition, the Company is eligible to have an additional $1.6 million reimbursed from the bond trust as of August 31, 2011 as an additional source of available cash.

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

          As of August 31, 2011 the Company was in compliance with its loan agreement covenants with the Bank.

          Net Cash provided by operations totaled $12.8 million for the year ended August 31, 2011, compared to $8.2 million for the previous year. This increase of $4.6 million was primarily due to the following changes:

Income allocated to member investment	$1.0	million
Non-Qualified Unit Retains	3.1
Accumulated other comprehensive loss	8.4
Depreciation and Amortization	0.4
Non-cash portion of capital credits	(0.5)
Accounts Receivable and Advances	(9.8)
Inventory and Prepaid Expenses	(8.2)
Deferred charges	15.0
Accounts Payable	(4.7)
All other factors	(0.1)

Total	$4.6

          The net cash used in investing activities totaled $17.3 million for the year ended August 31, 2011, compared to $7.7 million for the previous year. The increase of $9.6 million was primarily due to a $9.8 million increase in capital expenditures.

          The net cash provided by financing activities totaled $4.4 million for the year ended August 31, 2011 compared to $(0.4) used by financing activities the previous year. This increase of $4.8 million was primarily due to a $4.5 million increase in short term debt obligations.

          The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

          The Company and the Bank are preparing, if necessary, to initiate a new credit line effective by November 15, 2011, to meet the cash flow needs of the 2011-crop.

          Working capital increased $1.8 million for fiscal year 2011. The Company funds its capital expenditure and debt retirement needs primarily from operating activities. The Company used proceeds from Tax Exempt Bond Financing and Unit Retains as an additional source of funding for its 2011 capital expenditures.

          As of August 31, 2011 the Company had approximately 5 years of long-term debt remaining with the Bank and it has three tax exempt bond issues with single payment requirements, one for $12.2 million due February 1, 2023 and one for $7.0 million due February 1, 2025 and one for $8.8 million due November 1, 2028. The Bonds are secured by a letter of Credit from the Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, ND.

          Capital expenditures for the years ended August 31, 2011, 2010 and 2009 totaled $17.8 million, $8.0 million and $8.8 million, respectively. The Company’s purchase of equipment by issuance of capital lease debt for the years ended August 31, 2011, 2010, and 2009 totaled $0.0 million, $0.4 million and $2.4 million, respectively.

          Capital expenditures for fiscal year 2012 have been approved at $8.9 million.

Payments Due by Period

Contractual Obligations (in millions)	Total	Less Than 1 Year	1 – 3 Years	4 –5 Years	After 5 Years
Long-Term Debt	$15.8	$2.5	$6.6	$6.7	$0.0
Bonds Payable	28.1	0.0	0.0	0.0	28.1
Capital Leases	2.1	0.6	1.1	0.4	0.0
Unconditional Purchase Obligations	8.6	4.3	4.3	0.0	0.0
Other Long-Term Obligations - Pension	17.1	2.2	4.4	4.4	6.1
Total Long Term Obligations	$71.7	$9.6	$16.4	$11.5	$34.2
Interest on Long Term Debt & Bond	17.8	1.1	3.1	2.9	10.7
Operating Leases	0.1	0.1	0.0	0.0	0.0
Total Contractual Obligations	$89.6	$10.8	$19.5	$14.4	$44.9

Recent LIBOR Swap Agreements

The Company entered into the following effective 30-day LIBOR swap agreements on September 15, 2011.

Start Date	End Date	Notational Amount	LIBOR Rate
12-1-11	5-1-12	$15,000,000	0.4525%
12-3-12	5-1-13	$15,000,000	0.5550%
12-2-13	5-1-14	$15,000,000	0.9250%

          Other than those items described above, the Company is not aware of any known material trends, either favorable or unfavorable, that would cause the mix of equity to debt or the cost of debt to materially change.

RESULTS OF OPERATIONS

Comparison of the years ended August 31, 2011 and 2010

          Net payments to members for sugarbeets delivered by the shareholder/growers, increased by $85.5 million or 90 percent in fiscal year 2011 and totaled $180.6 million. As of August 31, 2011, the Board of Directors authorized the payment of prior years’ member patronage and per unit retains (including equity payments to estates of deceased shareholders) totaling $6.2 million to shareholders compared to $4.0 million in the previous year. The payment of $6.2 million will leave approximately 4.4 years of prior years’ patronage and per unit retains withheld, versus the prior year of 4.7 years withheld.

          Revenues for the year ended August 31, 2011 were comprised of Sugar 86 percent, Pulp 6 percent, Molasses 4 percent and Yeast 4 percent.

          Consolidated revenue for the year ended August 31, 2011, increased $131.2 million or 61.2 percent from 2010. The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2011.

	Revenue $ Million	Change vs. 2010	Revenue % Percent Change	Selling Price % Percent Change	Volume Percent Change
Sugar	$280.4	$104.8	59.6%	19.0%	40.6%
Pulp	19.9	2.2	12.7	(0.7)	13.4
Molasses	14.6	2.5	20.9	(9.7)	30.6
Yeast	12.3	(3.1)	(20.3)	(2.0)	(18.3)
Finished Goods	18.3	24.8

Total	$345.5	$131.2	61.2%

          The increase in volume of sugar sold is attributable to a record 2010-crop, offset by no tolling of sugarbeets from another processor, when compared to the 2009 crop of sugarbeets delivered by shareholder/growers. The increase in volume of co-products sold is attributable to the larger 2010-crop. Higher sugar selling prices are reflective of the overall strong demand in the United States sugar market.

          Revenues from yeast sales decreased due to existing customers’ decreased demand for yeast. Selling prices decreased due to general market conditions.

          The value of finished product inventories in fiscal year 2011 increased $18.3 million from fiscal year 2010. Sugar inventories accounted for $18.0 million of the change and were a combination of more sugar being carried forward and an increase in the price per cwt. of sugar. The higher sugar inventory was necessary because the smaller 2011-crop delayed the start-up of processing and increased the amount of carry-over inventory necessary to supply customers until new crop sugar was available.

          Consolidated expenses increased $38.1 million; $18.4 million due to increased production costs of sugarbeets, $18.6 million due to increased Sales and Distribution Costs, $1.1 million due to general costs, and $0.5 million for interest costs, offset by $0.5 million for the purchase of non-member beets. Higher than normal agricultural operating costs, after adjusting for harvest volume, was the result of $3.8 million in costs resulting from the disposal and clean-up costs of deteriorated, unprocessable beets.

          The production cost per cwt. of sugar produced decreased 9.0 percent versus the prior year due to a combination of a 41 percent increase in sugar produced with less than a 32 percent increase in total costs.

          Sales and Distribution costs increased $18.6 million or 32 percent. Increases are mainly the result of the increase in the production. General and Administrative expenses increased $1.1 million due primarily to higher wage and benefit costs, and costs associated with the conversion to a new ERP software system. Interest expense increased $0.5 million or 26 percent, reflecting a higher seasonal loan balance due to the larger crop, lower long-term debt, and increased bond debt. Interest rates remained very similar to fiscal year 2010.

          Other business income decreased $7.0 million in fiscal year 2011 due primarily to having no revenue generated from tolling another sugar processor’s sugarbeets.

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

           Consolidated revenue for the year ended August 31, 2010, decreased $10.7 million or 4.8 percent from 2009. The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2010.

	Revenue $ Million	Change vs. 2009	Revenue % Percent Change	Selling Price % Percent Change	Volume Percent Change
Sugar	$175.6	$(7.3)	(4.0)%	9.9	(13.9)
Pulp	17.7	(2.1)	(10.6)	(36.5)	25.9
Molasses	12.1	2.2	21.8	6.3	15.5
Yeast	15.4	1.6	11.4	3.8	7.6
Finished Goods	(6.5)	(5.1)

Total	$214.3	$(10.7)	(4.8)%

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

          Yeast sales volume increased due to existing customers’ increased demand for yeast. Selling prices increased due to general market conditions.

          The value of finished product inventories in fiscal year 2010 decreased $6.5 million from fiscal year 2009, $5.1 million more than the prior year decrease, mostly the result of a decrease in the volume of ending sugar inventory. Sugar inventory was lower due to a high demand of available sugar in the domestic marketplace.

          Expenses decreased $10.6 million; $10.2 million due to a decrease in the cost of purchased sugarbeets, $2.9 million due to reduced Sales and Distribution Costs, offset by $2.5 million in increased costs of operations. Higher than normal harvest tare (mostly dirt) was a significant contributor to the higher costs of operations. Overall consolidated expenses, exclusive of grower payments for sugarbeets and cost of non-member purchased sugarbeets, decreased $0.3 million or less than one percent. Minn-Dak Farmers Cooperative (MDFC) expenses decreased $0.4 million, while Minn-Dak Yeast Company (MDYC) expenses, after eliminations, increased $0.1 million.

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

          Consolidated revenue for the year ended August 31, 2009, decreased $18.5 million or 7.6 percent from 2008. The table below reflects the percentage changes in product revenues, prices and volumes for the year ended August 31, 2008.

	Revenue $ Million	Change vs 2008	Revenue % Percent Change	Selling Price% Percent Change	Volume Percent Change
Sugar	$183.0	$(23.0)	(11.1)%	6.5%	(17.6)
Pulp	19.7	2.5	14.5	38.1	(23.6)
Molasses	9.9	(1.6)	(13.9)	16.3	(30.2)
Yeast	13.8	0.5	4.0	7.6	(3.6)
Finished Goods	(1.4)	3.1

Total	$225.0	$(18.5)	(7.6)%

          The decrease in volume of sugar and co-products sold from the 2008-crop is attributable to the smaller crop size, including purchased beets from a neighboring sugarbeet cooperative, and quality when compared to the 2007 crop of beets delivered by shareholder/growers.

          Yeast selling prices increased due to a reflection of higher costs in the industry, which was passed on to the customers.

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

Estimated Fiscal Year 2012 Information

          This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2011 sugarbeet crop. Given the nature of the estimates required in connection with the payments to members for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2011 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products, the quantity of sugar produced from the sugarbeet crop, changes in plant production efficiencies and sugarbeet storage conditions are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

          The Company’s members harvested 1.95 million tons of sugarbeets from the 2011-crop, approximately 20 percent less than the most recent 5-year average. Sugar content of the 2011-crop was 5.0 percent above the average of the five most recent years. Due to the lower harvested tons and higher sugar content, the Company’s production of sugar from the 2011-crop sugarbeets is expected to be 20.0 percent less than the average of the five most recent years of sugar production.

          The Company’s initial sugarbeet payment estimate totals $64.72 per ton or $0.2196174 per harvested /bonus extractible pound of sugar, with the final sugarbeet payment determined in October of 2012. This projected payment is 11.4 percent more than the final 2010-crop payment per ton and 11.0 percent more per pound of extractible sugar. The increased projected 2011-crop payment per ton results from higher sugar content in the sugarbeets and improved sugar and co-product prices. The increases were offset somewhat by increased operating and fixed costs per ton and fewer total tons of beets to process versus the prior year. The price per pound of extractible sugar was diluted by 0.74% due to bonus sugar for the 2011-crop vs. 6.5% for the 2010-crop. Bonus sugar is an incentive to growers to deliver sugarbeets prior to main harvest. Harvest for the 2010-crop began on September 21, 2011 vs. August 18, 2010 for the 2010-crop.

          For a discussion of the calendar 2010, 2009 and 2008 crops and results of operations for fiscal years 2011, 2010 and 2009, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

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

          The Company has entered into interest swap agreements to mitigate a portion of its risk associated with interest rate changes.

          The Company does not believe that it is subject to any material market risk exposure with respect to exchange rates, commodity prices, equity prices and other market changes that would require disclosure under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company for the fiscal years ended August 31, 2011, 2010 and 2009 have been audited by Eide Bailly LLP, independent registered public accounting firm. Such consolidated financial statements have been included herein in reliance upon the report of Eide Bailly LLP. The consolidated financial statements of the Company are included in Appendix A to this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer, David H. Roche, and the Company’s Chief Financial Officer, Steven M. Caspers, have evaluated the Company’s disclosure controls and procedures as of August 31, 2011. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 15d-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

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

Under the supervision and with the participation of its Management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting is effective as of August 31, 2011.

(b)

Attestation. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

          There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	District	Director Since	Term Expires in December
Dale Blume	61	District #7 – Lehman	2005	2011 (1)

Dennis Butenhoff	65	District #9 – Peet	2004	2013

Brent Davison	60	District #5 – Hawes	2003	2011 (2)

Douglas Etten	60	District #8 – Lyngaas	1997	2012

Patrick Freese	52	District #4 – Factory East	2008	2011 (3)

Dennis Klosterman	51	District #3 – Gorder	2004	2013

Kevin Kutzer	58	District #1 – Tyler	2009	2012

Russell Mauch	56	District #2 – Factory West	1998	2013

Chuck Steiner	61	District #6 – Yaggie	2000	2012

1)	Mr. Blume’s term as a director of the Company from District #7-Lehman expires on December 6, 2011.
2)	Mr. Davison’s term as a director of the Company from District #5-Hawes expires on December 6, 2011.
3)	Mr. Freese’s term as a director of the Company from District #4-Factory East expires on December 6, 2011.

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

          Dennis Butenhoff has been a director since 2004 and currently serves as board treasurer. Mr. Butenhoff graduated from Barnesville High School, Barnesville, MN in 1965. Prior to serving his country in the military, Mr. Butenhoff attended North Dakota State University for 4 years, focusing on ag economics. He has been farming in the Baker/Barnesville area since 1967. Mr. Butenhoff has served Trinity Lutheran Church as a Sunday school teacher and church elder. He also serves on the board of directors for Minn-Dak Yeast Company and Midwest Agri-Commodities Company.

          Brent Davison has been a director since 2003 and currently serves as board vice chairman. Mr. Davison earned his B.S. degree in Education at Concordia University, Moorhead, MN, graduating in 1972. Mr. Davison taught school in Warren, MN from 1972 until coming home to farm near Tintah, Minnesota area in 1974. He is currently serving on the Tintah Township Board and is a former volunteer fireman and first responder. Mr. Davison is one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC and serves on the board of directors for United Sugars Corporation. He also serves on the board of directors of Minn-Dak Yeast Company.

          Douglas Etten has been a director since 1997 and currently serves as board chairman. Mr. Etten has been farming near Foxhome, MN since graduating from Concordia College in Business and Math in 1974. He is one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC. He also serves on the board of directors of Minn-Dak Yeast Company, United Sugars Corporation, and Midwest Agri-Commodities Company.

          Patrick Freese has been a director since 2008. He graduated from Breckenridge High School in 1977 and North Dakota College of Science in 1979. From 1979 to 1985 Mr. Freese worked as a sales coordinator for Chief Industries in Grand Island, NE. Mr. Freese has been farming near Kent, MN since 1985. Mr. Freese has, and continues to serve his community and church in several areas. He was a member and chairman of the Minn-Dak Farmers Cooperative Political Action Committee. Mr. Freese is a member of various farm and commodity organizations.

          Dennis Klosterman has been a director since 2004. Mr. Klosterman graduated from Wahpeton High School in Wahpeton, ND in 1978. He began farming with his father and brother in the Mooreton, ND area in 1979 while attending North Dakota State College of Science and North Dakota State University. Mr. Klosterman has, and continues to serve his community and church in several areas. He was a member and chairman of the Minn-Dak Farmers Cooperative Political Action Committee. Mr. Klosterman is a member of various farm and commodity organizations. He also serves on the board of directors for Minn-Dak Yeast Company.

          Kevin Kutzer has been a director since 2009. He grew up in a family farming operation and continues that tradition in a family joint venture operation with his brother Kyle and son Corey raising wheat, soybeans, sugarbeets, and corn near Fairmount, ND. Mr. Kutzer received an Associate Degree in Pre Engineering at the North Dakota State College of Science in Wahpeton, ND and a Bachelor of Science in Mechanized Agriculture at North Dakota State University in Fargo, ND. Mr. Kutzer has served on the boards of the Lamars Co-op Elevator and AgCountry Farm Credit Services. He has served on the St. Anthony’s Church Council and Cemetery Board.

          Russell Mauch has been a director since 1998. Mr. Mauch graduated from North Dakota State University in 1977 with a Bachelor of Science in Agriculture. From 1979 to 1981 Mr. Mauch was a commercial and agriculture loan officer for First Bank Corporation in Valley City, ND. Mr. Mauch has been farming near Barney, ND since 1981. Mr. Mauch also serves as one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC. Mr. Mauch serves as the ex-officio member on the board of directors for United Sugars Company.

          Charles Steiner has been a director since 2000 and currently serves as the board secretary. Mr. Steiner has been farming near Foxhome, MN since 1969. Mr. Steiner graduated from the Northwest School of Agriculture, University of Minnesota at Crookston, MN. Mr. Steiner serves on the board of directors for United Sugars Company and serves as one of Minn-Dak’s representatives to the American Sugarbeet Growers Association in Washington, DC.

          The Board of Directors meets monthly. The Company provides its directors with minimal compensation, consisting of (i) a payment of $300 per meeting for regular and special board meetings, or for any meetings in which directors partake in activities on the Company’s behalf. The Chairman of the Board of Directors also receives a flat $750 per month to compensate for the extra duties associated with that position. Effective January 1, 2012, the director’s monthly per diem rate will be increase to $325/day and $162.50 for conference calls. Effective January 1, 2013 and each year thereafter, the directors monthly per diem will increase by $25 and the conference call rate will continue to be paid at half of the daily per diem amount.

Information about Committees of the Board of Directors

          The Board of Directors has established a Compensation Committee, an Audit Committee and a Nominating Committee. The composition and function of these committees are set forth below:

Compensation Committee. The Compensation Committee operates under a written charter and helps discharge with the Board its responsibilities relating to the fair and competitive compensation for the Chief Executive Officer, including reviewing and approving goals and objectives relating to the compensation of the Chief Executive Officer and the performance of the Chief Executive Officer. Based on its review, the Compensation Committee makes recommendations to the Board of Directors regarding the elements of the Chief Executive Officer’s compensation and the Compensation Committee, along with the Board of Directors, approves the compensation and other benefits of the Chief Executive Officer. A copy of the current charter of the Compensation Committee is available by following the link to “Corporate Governance” on the Company’s website at www.mdf.coop During 2011, the members of the Compensation Committee are Messrs. Dale Blume (Chair), Charles Steiner, Dennis Klosterman, Brent Davison and Dennis Butenhoff.

Nominating Committee. Shareholders from each district select two shareholders to serve as a Nominating Committee for that district. The Nominating Committee for each district is responsible for facilitating nominations for the position of director by shareholders of that district and evaluating whether shareholder proposed nominees are qualified candidates. Each Nominating Committee operates under a series of written guidelines relating to the legal requirements for the Company’s directors, qualifications of nominees, and process for soliciting shareholder nominees. During 2011, the members of the Nominating Committee are Messrs. Jay Vagts (Chair), Larry Schneeberger, Dennis Wilts, Reg Hawes, Steven Lacey and Wayne Krump. In fiscal year 2011 there have not been any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee. The Audit Committee assists the Board in fulfilling its responsibility relating to corporate accounting and reporting practices of the Company, the quality and integrity of financial reports, the financial reporting processes, the system of internal controls; the qualifications, independence and performance of the independent auditors; and compliance by the Company with certain legal and regulatory requirements. The Audit Committee has the authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews the Company annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor. The Audit Committee operates under a written charter that is available by following the link to “Corporate Governance” on the Company’s website at www.mdf.coop. During 2011, the Audit Committee consists of Messrs. Dennis Butenhoff (Chair), Dale Blume, Dennis Klosterman and Brent Davison.

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

Executive Officers

          The table below lists the executive officers (Messrs. Roche, Caspers, Thilmony, Haugen and Larson) and other senior management employees of the Company, none of whom owns any common or preferred shares. Brief biographies for each of the officers are included after the table.

Name	Age	Position
David H. Roche	64	President and Chief Executive Officer

Steven M. Caspers	61	Executive Vice President and Chief Financial Officer

Thomas D. Knudsen	57	Vice President Agriculture

Parker Thilmony	41	Vice President Operations

John Haugen	59	Vice President Engineering

Allen Larson	56	Controller and Chief Accounting Officer

Greg Schmalz	60	Vice President Human Resources

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

          Steven M. Caspers is a graduate of the University of North Dakota with a Bachelor of Science in Business Administration and a major in Accounting. He has been employed with the Company since May 5, 1974. Mr. Caspers is also President of Minn-Dak Yeast Company.

          Thomas D. Knudsen is a graduate of North Dakota State University with a Bachelor of Science in horticulture and has attended the Beet Sugar Institute at Fort Collins, Colorado. He began employment with the Company on May 24, 1977.

          Parker Thilmony is a graduate of the University of North Dakota, with a Bachelor of Science in Mechanical Engineering. He started his career with the Company on February 5th, 1995 as an Assistant Engineer.

          John R. Haugen is a graduate of the University of North Dakota with a Bachelor of Science in Mechanical Engineering. He started his career with Minn-Dak Farmers Cooperative in 1976 as an Assistant Engineer.

          Allen E. Larson is a graduate of Moorhead State University with a Bachelor of Science in Business Administration and a major in Accounting. He has been employed with the Company since October 26, 1981.

          Greg J. Schmalz is a graduate of the University of North Dakota, Grand Forks, with a Bachelor of Arts Degree in Sociology and a Master’s Degree in Guidance and Counseling. He has been employed with the Company since August 30, 2004.

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

Compensation Discussion and Analysis

          The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the following executive officers who are referred to in this Annual Report on Form 10-K as the Named Executive Officers:

•	David H. Roche, President and Chief Executive Officer;

•	Steven M. Caspers, Executive Vice President and Chief Financial Officer;

•	John Haugen, Vice President Engineering;

•	Allen Larson, Controller, Chief Accounting Officer; and

•	Parker Thilmony, Vice President Operations.

          This section is intended to provide a framework within which to understand the actual compensation awarded to or earned by the Named Executive Officers during the year ended August 31, 2011, as reported in the compensation tables and accompanying narrative sections appearing on pages 37 to 42 of this Annual Report on Form 10-K.

Role of the Compensation Committee in Determining Executive Compensation

          The primary responsibility of the Compensation Committee is to discharge the Board’s responsibilities relating to the fair and competitive compensation of the Company’s Chief Executive Officer. This responsibility includes reviewing and recommending to the Board the compensation and other terms of employment of the Chief Executive Officer, overseeing significant aspects of compensation and benefit programs in which the Chief Executive Officer participates, and approving performance-based goals and compensation. The Compensation Committee also annually reviews the Chief Executive Officer’s compensation and the evaluation of the Chief Executive Officer’s performance conducted by the Board of Directors.

          Under its charter, the Committee has the authority to engage the services of outside advisors, experts and others to assist it in performing its duties. While the Compensation Committee has used the services of a compensation consultant in the past, it did not do so in determining fiscal year 2011 compensation for the Chief Executive Officer. The Compensation Committee may choose to use the services of a compensation consultant in the future.

Role of Management in Compensation Process

          The Compensation Committee does not oversee or design compensation programs for any of the Named Executive Officers other than the Chief Executive Officer. The Compensation Committee believes that it is the responsibility of the Chief Executive Officer, as the highest-ranking executive, to implement the business goals of the Company established by the Board of Directors and to manage the Company’s business against an annual budget established by the Board of Directors. In this regard, the Chief Executive Officer is responsible for determining a strategy for achieving these goals, including the allocation of personnel, time and financial resources consistent with the budget that is approved by the Board. The Compensation Committee believes it is the responsibility of the Chief Executive Officer to manage and compensate the other Named Executive Officers in a manner that provides sufficient incentives for these employees to meet the business goals of the Company and to control compensation and benefits expense for all employees, including the Named Executive Officers. In reviewing the performance of the Chief Executive Officer each year, the Board takes into consideration the extent to which the Chief Executive Officer has successfully fulfilled these responsibilities and holds the Chief Executive Officer accountable for the performance of each executive officer reporting to him.

          In determining compensation for the Chief Executive Officer, the Compensation Committee solicits input from the Vice President of Human Resources and the Chief Financial Officer, primarily relating to the cost of the Company’s compensation programs and the financial performance of the Company. None of the Named Executive Officers, other than the Chief Executive Officer, has a role in establishing executive compensation. From time to time, some of the Named Executive Officers are invited to attend meetings of the Compensation Committee. However, no Named Executive Officer attends any executive session of the Compensation Committee or is present during deliberations or determination of that Named Executive Officer’s compensation.

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

          The variable cash compensation for the Chief Executive Officer is provided through two bonus programs, one based on return per acre (referred to as the “Profit Sharing Bonus”) and one recommended by the Compensation Committee for Board of Directors approval based upon the results of an annual performance review (the “Performance Bonus”). The Compensation Committee intends the Profit Sharing Bonus to be fairly challenging and that average financial performance measured by return per acre will result in a relatively low level of Profit Sharing Bonus, while above average or exceptional financial performance would be required before a higher level Profit Sharing Bonus is earned by the Chief Executive Officer. Because financial return per acre is the measure that best quantifies the Company’s return to its shareholders, the Compensation Committee believes that this measure is appropriate to align the Chief Executive Officer’s interests with those of the shareholders. Additionally, in determining the Performance Bonus for Mr. Roche in 2011, the Compensation Committee also considered the aggregate return to shareholders and the financial performance of the Company and shareholders for the fiscal year 2011.

          The Profit Sharing Bonus criteria were most recently adjusted in Mr. Roche’s amended and restated employment agreement dated August 27, 2009. The criteria were adjusted to make this bonus more challenging with the goals of ensuring that bonuses will be paid only when shareholders/growers receive a meaningful return and providing greater incentives for superior performance. Under the amended and restated employment agreement, the Compensation Committee will review the Profit Sharing Bonus every two years with the first review August 31, 2010. Following a review of those criteria in July 2010, the Compensation Committee determined that for fiscal year 2011, it would continue to apply the Profit Sharing Bonus criteria set out in the amended and restated employment agreement. The Compensation Committee believes that the more challenging Profit Sharing Bonus formula continues to be consistent with the goals that prompted the adjustment of the formula for 2009. See “Employment and Post-Employment Arrangements” for a description of Mr. Roche’s employment agreement as in effect for fiscal year 2011.

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

          The Company does not believe that personal benefits or perquisites (i.e. “perks”) are appropriate as a significant element of compensation, in particular because perks are not conditioned upon performance and are not based upon contribution to the Company’s business. None of the Named Executive Officers received perks that were a significant compensation element in fiscal 2011.

Base Salaries

          Mr. Roche and the Company entered into an employment agreement in 2001 and since that time, the Company has annually reviewed Mr. Roche’s performance to determine whether to retain Mr. Roche’s services, to establish a salary for Mr. Roche and, if necessary, to revise other terms of Mr. Roche’s employment and compensation. On July 27, 2010, the Compensation Committee set Mr. Roche’s base salary for fiscal year 2011 at $361,300, an increase of 2.6% from the annual base salary of $352,300 for 2010. The Compensation Committee increased Mr. Roche’s base salary primarily to recognize an increase in the cost of living over the prior year. The increased base salary for 2011, as well as a renewal of the term of the amended and restated employment agreement for an additional one year period ended August 31, 2011, was reflected in a renewal agreement entered into by the Company and Mr. Roche on August 27, 2010.

          Mr. Roche determined salaries for the other Named Executive Officers in July 2010, with adjustments to annual base salaries effective August 1, 2010. These salary adjustments were considered moderate and were based on cost of living and compensation market movements. In the case of Mr. Thilmony, Mr. Roche increased his base salary to reflect significantly increased responsibilities. The following table sets forth the annual base salaries for 2011 and 2010 for each of the other Named Executive Officers, as well as the percentage increase in 2011 as compared to 2010:

Named Executive Officer	2011 Annual Base Salary	2010 Annual Base Salary	% Increase 2011 Over 2010
Steven M. Caspers	$187,100	$182,100	2.8%
John Haugen	$132,100	$128,600	2.7%
Allen Larson	$134,100	$130,800	2.5%
Parker Thilmony	$135,000	$100,000	35%

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

          In July 2011, the Board of Directors conducted a performance review of Mr. Roche for fiscal 2011, in part to determine whether Mr. Roche would receive a Performance Bonus. Consistent with its process in prior years, this performance review solicited a rating from the Board of Directors of Mr. Roche’s performance in areas such as leadership, communication, budget and time management, as well as overall performance. This information was compiled anonymously and discussed among the Board members. The Board of Directors reviewed various aspects of Mr. Roche’s achievements and performance in 2011, prior year compensation information (including salary, Performance Bonus and Profit Sharing Bonus amounts) and estimated financial returns to the shareholders for fiscal year 2011 in determining whether to award a Performance Bonus and the amount of the Performance Bonus. The Board of Directors reported the results of its performance review to the Compensation Committee. In view of the variety of the factors and the amount of information considered as well as the complexity and subjectivity of these matters, the Compensation Committee did not find it practical to, and did not attempt to, make specific assessments of, quantify, rank or otherwise assign relative weights to the specific factors considered by the Board or by the Compensation Committee. While individual members of the Compensation Committee may have given different weight to different factors, the predominate factors considered by the Compensation Committee for fiscal year 2011 were the Company’s financial results despite the significant challenges of processing the sugarbeet crop and the positive evaluations of Mr. Roche’s performance by the Board. The Compensation Committee determined Mr. Roche’s Performance Bonus for fiscal year 2011 to be $100,000.

          Mr. Roche determined the discretionary performance bonus amounts to be paid to the other Named Executive Officers. In establishing the performance bonus awards for the other Named Executive Officers, Mr. Roche considered their individual contribution toward achieving the Company goals in fiscal year 2011, and the level of return to shareholders measured through dollars paid per acre of sugarbeets grown. Consistent with past practice, he also received feedback from various members of the Compensation Committee and the Board of Directors on proposed bonus amounts. The Company and Mr. Roche continue to consider and attempt to develop a more formal program for executive officers (other than the Chief Executive Officer) for determining performance bonus awards. The following table shows the individual performance bonus earned by each of the Named Executive Officers for 2011 and also shows the performance bonus as a percentage of 2011 salary:

Named Executive Officer	2011 Performance Bonus	% of 2011 Annual Base Salary
Steven M. Caspers	$75,000	40%
John Haugen	$40,000	30%
Allen Larson	$34,000	25%
Parker Thilmony	$45,000	33%

          In determining performance bonus amounts to the other Named Executive Officers, Mr. Roche considered the significant improvement in financial returns to shareholders and growers, as well as the significant operational challenges of processing an extremely large sugarbeet crop. The senior management group worked well as a team in coping with the challenges of processing a crop which did not store well and was difficult to process. The overall level of performance bonuses in 2011, although increased compared to prior years, was tempered somewhat due to the impact of sugarbeet storage issues on financial returns. Individual bonus levels are reflective of individual performance and contributions toward the achievement of Company goals.

          Mr. Roche is also eligible for the Profit Sharing Bonus. This consists of a cash bonus based upon the return per acre to growers, with a matrix determining the amount of Profit Sharing Bonus at various levels of return per acre. The matrix applicable to 2011 was approved as part of the amended and restated employment agreement entered into between the Company and the Chief Executive Officer on August 27, 2009 and it sets forth the Profit Sharing Bonus that would be earned by him at various levels of return per acre to the growers as follows:

Return Per Acre to Growers	Profit Sharing Bonus Amount
$825 - $900	$15,000
$901 - $975	$25,000
$976 - $1,050	$35,000
$1,051 - $1,125	$45,000
$1,126 - $1,200	$55,000
$1,201 and over	$65,000

          For the purposes of the Profit Sharing Bonus, return per acre is the amount received by the shareholders/growers as a grower payment for sugarbeets and does not include patronage, retains or trucking payments. Returns per acre to shareholder/growers vary from one to the next based upon yield and quality of the beets delivered by each shareholder/grower. As a consequence, the calculation of the Return Per Acre to Growers results in an average return per acre. However, no Profit Sharing Bonus will be paid if 30% or more of the crop, based on planted acres, is lost or unharvested. For 2011, the average Return Per Acre to growers was $1,576 per acre, resulting in a Profit Sharing Bonus to Mr. Roche of $65,000.

Elements of Post-Termination Compensation

          In 2001, the Company entered into an employment agreement with Mr. Roche relating to his service as the President and Chief Executive Officer. Since 2001, the term of the employment agreement has been renewed for successive fiscal years. On August 27, 2010, the Company and Mr. Roche entered into a renewal agreement relating to Mr. Roche’s amended and restated employment agreement dated August 27, 2009. Through the renewal agreement, Mr. Roche’s base salary was increased and the term of the amended and restated employment agreement was renewed for an additional one year period ended August 31, 2011. Under this amended and restated employment agreement, Mr. Roche will be paid his then-current base salary for a period of twelve months in the event of termination of Mr. Roche’s employment without cause, upon receipt of a general release and compliance with provisions of the agreement relating to confidential information. Mr. Roche is not entitled to post-employment payments in the event of termination of Mr. Roche’s employment by Mr. Roche, by the Company for cause, or by reason of death or disability.

          If Mr. Roche’s employment had been terminated without cause on August 31, 2011, he would receive $361,300 in post-termination benefits, payable over a twelve month period.

          Other than with respect to Mr. Roche, the Company does not have employment agreements or arrangements with any of the other Named Executive Officers. Other than with respect to the post-termination benefits to Mr. Roche as described above, the Company does not provide for severance or any other post-termination benefits to the Named Executive Officers, except through plans in which executive officers participate generally. See “Executive Compensation – Employment and Post-Employment Arrangements” in this Annual Report on Form 10-K for a discussion of the terms of the employment agreement with Mr. Roche as in effect for fiscal year 2011.

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

Summary Compensation Table

          The following table shows information concerning compensation earned for services in all capacities during the last three fiscal years for: (i) David H. Roche, who served as the Company’s Chief Executive Officer in fiscal year 2011; (ii) Steven M. Caspers, who served as the Company’s Chief Financial Officer in fiscal year 2011; and (iii) the three other most highly compensated executive officers of the Company in fiscal year 2011 whose total compensation was at least $100,000, less the amount representing the change in pension value and nonqualified deferred compensation earnings (together referred to as the “Named Executive Officers”).

Name and Position	Year	Salary (1)	Bonus (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
David H. Roche,	2011	$361,058	$165,000	$107,625	$30,490	$664,173
President & CEO	2010	$352,102	$85,000	$210,002	$27,025	$674,129
	2009	$343,509	$55,000	$97,277	$22,133	$517,919
Steven M. Caspers,	2011	$187,423	$75,000	$57,949	$22,272	$342,644
Executive VP & CFO	2010	$182,388	$36,000	$251,919	$33,270	$503,577
	2009	$177,390	$30,000	$147,663	$12,020	$367,073
John Haugen,	2011	$132,355	$40,000	$36,535	$15,120	$224,010
V.P. Engineering	2010	$128,802	$15,000	$155,355	$12,640	$311,797
	2009	$125,209	$15,000	$60,842	$20,013	$221,064
Allen Larson,	2011	$134,336	$34,000	$30,031	$15,499	$213,866
Controller	2010	$130,991	$12,000	$96,580	$18,581	$258,152
	2009	$127,502	$8,000	$34,516	$13,786	$183,804
Parker Thilmony	2011	$135,864	$45,000	$17,297	$6,513	$204,674
V.P. Operations (5)

(1)

For each fiscal year, a portion of Mr. Roche’s salary was deferred into the Company’s Nonqualified Deferred Compensation Plan. For fiscal year 2009 and 2010, a portion of Mr. Caspers’ salary was deferred into the Company’s Nonqualified Deferred Compensation Plan. Amounts shown are not reduced to reflect the deferral elections of any of the Named Executive Officers.

(2)

This column reflects bonuses earned in the year indicated by the Named Executive Officers and, in the case of the Chief Executive Officer, includes both the Performance Bonus and Profit Sharing Bonus. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Cash Bonus Programs” for a description of bonuses that may be earned by the Named Executive Officers.

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

(4)	Amounts in this column include:

	FY 2011
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$17,496	$12,994	—
Steven M. Caspers	$7,502	$3,976	$10,794
John Haugen	$5,521	$1,978	$7,621
Allen Larson	$5,853	$1,909	$7,737
Parker Thilmony	$5,915	$598	—

	FY 2010
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$14,184	$12,841	—
Steven M. Caspers	$8,495	$3,763	$21,012
John Haugen	$5,752	$1,942	$4,946
Allen Larson	$5,560	$1,702	$11,319

	FY 2009
Name	Company Contributions to Defined Contribution Plans (a)	Insurance Premiums (b)	Other (c)
David H. Roche	$9,477	$12,656	—
Steven M. Caspers	$8,896	$3,124	—
John Haugen	$6,088	$1,906	$12,019
Allen Larson	$5,100	$1,342	$7,344

(a)	Reflects the Company’s contribution to the 401(k) plan for each Named Executive Officer. For Mr. Roche, also includes $6,807 in Company contributions to the Deferred Compensation Plan for 2011.

(b)	Includes premiums paid by the Company for life insurance coverage in excess of $50,000 and supplemental long-term disability coverage.

(c)	Reflects amounts paid in cash to Named Executive Officers for vacation hours.

(5)

Mr. Thilmony served was named Vice President of Operations effective August 1, 2011 and is a Named Executive Officer for fiscal year 2011. Compensation for fiscal year 2011 reflects compensation for service in all positions. In fiscal years 2010 and 2009, Mr. Thilmony was not a Named Executive Officer and accordingly, compensation information is not required for these years.

2011 Pension Benefits

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

          No pension benefits were paid to any of the Named Executive Officers in fiscal year 2011. The Company does not have a policy permitting granting of additional years of pension service.

          The amounts reported in the table below equal the present value of the accumulated benefit at August 31, 2011, for the Named Executive Officers under each plan based upon the assumptions described in footnote 2.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)
David H. Roche	Pension Plan	11	$409,851
	SERP	11	$363,997
Steven M. Caspers	Pension Plan	35	$1,041,192
	SERP	35	$21,354
John Haugen	Pension Plan	35	$563,623
Allen Larson	Pension Plan	30	$368,958
Parker Thilmony	Pension Plan	17	$76,792

(1)	An employee earns a full year of credited service in the pension plan with 1,000 or more hours of service during the year.
(2)

The accumulated benefit is based on service and earnings (base salary and bonus, as described above) considered by the plans for the period through August 31, 2011. It includes the value of contributions made by the Named Executive Officers throughout their careers. For the Pension Plan and SERP, the present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with assumptions as described in Note 13 to the financial statements contained elsewhere in this Annual Report on Form 10-K.

Nonqualified Deferred Compensation

          The table below provides information on the non-qualified deferred compensation of the Named Executive Officers in fiscal year 2011 under the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the terms of the Deferred Compensation Plan, participants may elect to defer receipt of their compensation and the Deferred Compensation Plan provides a means for deferrals of compensation. All of the Named Executive Officer except Mr. Thilmony participated in the Deferred Compensation Plan in fiscal year 2011.

          The Deferred Compensation Plan is described in more detail in Item 11. Executive Compensation of this Annual Report on Form 10-K under the section entitled “Employment and Post-Employment Arrangements – Post-Employment Arrangements for Named Executive Officers.”

Name	Executive Contributions in Fiscal Year 2011 (1)	Company Contribution in Fiscal Year 2011	Aggregate Earnings in Fiscal Year 2011 (2)	Distribution and Withdrawals in Fiscal Year 2011	Aggregate Balance at August 31, 2011
David H. Roche	$67,500	$6,807	$31,200	—	$391,328
Steven M. Caspers	—	—	$7,516	—	$52,543
John Haugen	—	—	$1817	—	$14,168
Allen Larson	—	—	$1,703	—	$11,496
Parker Thilmony	—	—	—	—	—

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

Employment and Post-Employment Arrangements

Agreement with David H. Roche

          On March 1, 2001, the Company entered into an employment agreement with David H. Roche to serve as its President and Chief Executive Officer with an initial term through August 31, 2002. This initial term has been renewed for 12 month periods running from September 1 to August 31 of the following year. The employment agreement was amended and restated on August 27, 2009 and renewed for the fiscal year 2011 term of September 1, 2010 to August 31, 2011 by a renewal agreement dated August 27, 2010. Below is a description of the amended and restated employment agreement, as renewed and in effect for fiscal year 2011.

          Under the employment agreement, Mr. Roche will receive an annual base salary of $361,300 per year and is eligible for an increase in this base salary based upon an annual performance review. Mr. Roche is also eligible for a profit sharing bonus based upon return per acre. See “Compensation Discussion and Analysis – Elements of In-Service Compensation – Cash Bonus Programs” for the matrix associated with the return per acre bonus. A review of the matrix associated with the return per acre bonus will be conducted every two years with the first review August 31, 2010. The Board of Directors also has the discretion to grant Mr. Roche a performance bonus regardless of whether the return per acre bonus is awarded. Mr. Roche is also eligible for health, dental and vision insurance on the same terms as other non-union employees, as well as other group benefits such as term life insurance, accidental death and dismemberment insurance, long-term disability insurance. Mr. Roche must also submit to an annual physical examination at the Company’s expense.

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

Post-Employment Arrangements for Named Executive Officers

          The Company’s employment agreement with Mr. Roche does not provide for severance (unless terminated without cause) or any other post-termination payments for 2011, except through plans in which the Named Executive Officers participate generally.

          The Company does provide post-employment compensation for the Named Executive Officers, David H. Roche, Steven M. Caspers, John Haugen, Allen Larson, and Parker Thilmony, through the following plans:

•	Defined benefit retirement plan (which is the Minn-Dak Farmers Cooperative Pension Plan);
•	Supplemental executive retirement plan;
•	Non-qualified deferred compensation plan; and
•	401(k) retirement savings plan.

          The Company has established the Minn-Dak Farmers Cooperative Pension Plan. The Pension Plan is a noncontributory, defined benefit retirement plan, which is available to all of its eligible employees. For 2011, there were approximately 330 eligible current employees participating in the Pension Plan, including the Named Executive Officers. The benefits of the Pension Plan are funded by periodic contributions by the Company to a retirement trust that invests the contributions and earnings from such contributions to pay benefits to employees. The Pension Plan provides for the payment of a monthly retirement benefit determined under a formula based on years of service and each employee’s compensation level. Benefits are paid to the employees upon reaching early (age 55 or older) or normal (age 65) retirement age. The plan also provides for the payment of certain disability and death benefits. See the table entitled “Pension Benefits” under this Item 11 of this Annual Report on Form 10-K for information on the benefits for 2011 to each of the Named Executive Officers under the Pension Plan.

          The Board of Directors adopted a Supplemental Executive Retirement Plan on January 21, 1997. Subject to the discretion of the Board of Directors, the Company credits to the account of each executive eligible to participate in the Supplemental Plan amounts equal to the difference between the benefits actually payable to the executive under the provisions of the defined benefit retirement plan and the amounts which would have been payable under the defined benefit retirement plan if certain provisions of the Internal Revenue Code did not prohibit the payment of such benefits. Of the Named Executive Officers, Messrs. Roche and Caspers were eligible to participate in the Supplemental Executive Retirement Plan in 2011. In fiscal 2011, only Mr. Roche was credited amounts to his account in the Supplemental Executive Retirement Plan, representing his defined benefit plan benefits in excess of the maximums established by the Internal Revenue Code. See the table entitled “Pension Benefits” under this Item 11 of this Annual Report on Form 10-K for information on the benefits for 2011 the Named Executive Officers under the Supplemental Executive Retirement Plan. Unlike the Company’s Pension Plan, the Supplementary Executive Retirement Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes.

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

          Under the Deferred Compensation Plan, participants may elect to defer any amount of their current salary and bonus as of the end of the prior year for the first payroll period beginning in the next year of the Deferred Compensation Plan. If the Company makes matching contributions under its 401(k) retirement savings plan, amounts in excess of the current 401(k) plan compensation limit may also be matched, but the matching contributions will be applied to the Deferred Compensation Plan. For fiscal year 2011, no Named Executive Officer deferred any amount of salary or and no Named Executive Officer other than Mr. Roche deferred any bonus under the Deferred Compensation Plan. For fiscal year 2011, Mr. Roche was eligible to receive a Company match on compensation in excess of the current 401(k) Plan limit and these excess matching contribution amounts were contributed to Mr. Roche’s account in the Deferred Compensation Plan. Income will be gained or lost on a daily basis as a result of the participants directed investment of his/her account. The participant is vested in those earnings immediately. Participants are eligible for payouts from the Deferred Compensation Plan at retirement, termination, death or disability. With respect to distributions, participants may only elect to receive payments in the form of cash over no more than ten annual installments. Participants have no right, either directly or indirectly, to anticipate, sell, assign or otherwise transfer any benefit accrued under the Deferred Compensation Plan. In addition, no participant has any interest in any Company assets set aside as a source of funds to satisfy its benefit obligations under the Deferred Compensation Plan, including the establishment of any trust. Participants have the status of general unsecured creditors of the Company and the Deferred Compensation Plan constitutes an unsecured promise by the Company to make benefit payments in the future. See the table entitled “Nonqualified Deferred Compensation” under this Item 11 in this Annual Report on Form 10-K for information on the benefits for 2011 for each of the Named Executive Officers under the Deferred Compensation Plan.

          The Company maintains a Section 401(k) retirement savings plan that permits employees, including the Named Executive Officers, to elect to set aside a portion of their gross compensation on a pre-tax basis in a trust to pay future retirement benefits. The Company provides a matching contribution of 100% of each employee’s first 4% of compensation that is set aside under the plan. The amounts set aside by each employee and the Company vests immediately. Benefits under the 401(k) plan begin to be paid to the employee: (i) upon the attainment of normal retirement at age 65, or if the employee chooses, any time after early retirement at or after age 55; (ii) the date the employee terminates employment with the Company; or (iii) a pre-retirement distribution equal to the value of the employees 401(k) account, provided the employee has attained age 59 1/2 and provided a written consent of the spouse (if married). Federal law limits employee pre-tax income contributions. For calendar year 2011, employee pre-tax income contributions were limited to $16,500 for each participating employee age 49 and under and $22,000 for each participating employee age 50 and older. See the table entitled “Summary Compensation Table” for information on the benefits for 2011 to each of the Named Executive Officers under the Company’s 401(k) plan.

          In fiscal year 2011, the Company also maintained a defined contribution pension plan for all newly-hired employees who are not part of a collective bargaining arrangement. None of the Named Executive Officers participate in this defined contribution pension plan.

DIRECTOR COMPENSATION

          Directors of the Company received the following amounts for Board and committee service in fiscal year 2011: $300 per regular Board meeting, special Board meeting and committee meeting. In addition, from time to time the Company requests that directors represent the Company’s interests at various industry meetings and conferences, meetings with government or regulators, meetings with shareholders and growers, and other meetings with stakeholders. For attendance at each meeting requested by the Company, each director receives $300 per day. The Chairman of the Board of Directors also receives an additional retainer of $750 per month to compensate for the extra duties associated with that position. Mr. Doug Etten served as the Chairman of the Board of Directors in fiscal year 2011.

          The following table shows for fiscal year 2011 the amounts earned by each of the Company’s directors. Other than cash retainer and meeting fees as described above, none of the Company’s directors earned any other cash or any other compensation in fiscal year 2011.

Name of Director	Fees Earned or Paid in Cash (1)
Dale Blume	$12,305
Dennis Butenhoff	$15,575
Brent Davison	$16,330
Doug Etten	$27,325
Patrick Freese	$14,860
Dennis Klosterman	$15,905
Russell Mauch	$16,550
Charles Steiner	$15,546
Kevin Kutzer	$14,046

(1)	Includes the amount of cash compensation earned or paid in fiscal year 2011 for Board and committee service, as well as for attendance at meetings requested by the Company.

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

          The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K for the year ended August 31, 2011 entitled Compensation Discussion and Analysis (the “CD&A”) with Management. In reliance on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended August 31, 2011 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors

Dale Blume (Chair)
Chuck Steiner
Dennis Klosterman
Brent Davison
Dennis Butenhoff

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Under state law and the Company’s Bylaws, each member of the cooperative is entitled to one vote, regardless of the number of shares the member holds. The Common Stock of the Company is voting stock and each member of the Company holds one share of Common Stock. The Preferred Stock of the Company is non-voting stock. The Company’s stock can only be held by individuals who are sugarbeet growers. To the Company’s knowledge, as of November 1, 2011, no person owned beneficially more than 5 percent of the Company’s outstanding shares and none of the principal officers listed above owned any such shares. As members of the cooperative, each director owns one share of Common Stock and is entitled to one vote. As a group, the directors own 4.46 percent of the outstanding Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Each of the Company’s directors is also a sugarbeet grower or a shareholder member or representative of a shareholder member. By virtue of their status as such members of the Company, each director or the member he represents sells sugarbeets to the Company and receives payments for those sugarbeets; also, each director could potentially receive grower trucking payments. Such payments for sugarbeets and trucking payments, either separately or together, can often exceed $120,000. However, such payments that are received by the directors, or the entities they represent, are on the same basis as payments received by other members of the Company for the delivery and payment of their sugarbeets. Except for the sugarbeet sales and receipt of grower trucking payments described in the preceding sentences, since the beginning of fiscal year 2011, the Company has not entered into any transaction and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. To the extent that these payments exceeded $120,000 in fiscal year 2011, the name of the director and the amount of the payment should be disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

•

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

•

In addition, the Company has a formal related person transaction approval policy, which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the Securities and Exchange Commission. The Company’s policy applies to any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which the Company is a participant and in which a related person has a direct or indirect interest. Through the policy, the Audit Committee has also identified and pre-approved certain transactions with related persons, including:

•	employment of executive officers, director compensation to be reported in the Company’s Annual Report on Form 10-K;
•	payment of ordinary expenses and business reimbursements;
•	transactions with related companies in which the dollar amount does not exceed $60,000 or 2 percent of the other company’s total revenues;

•	charitable contributions in which the dollar amount does not exceed $25,000 or 2 percent of the charitable organization’s receipts;
•	payments made under our articles of incorporation, bylaws, insurance policies or other agreements relating to indemnification;
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

Independence of Directors and Committee Members

          The Board of Directors undertook a review of director independence in October 2011 as to all nine directors then serving. As part of that process, the Board reviewed all transactions and relationships between each director (or any member of his immediate family) and the Company, its executive officers and its auditors, and other matters bearing on the independence of directors. Although none of the Company’s securities are listed on any stock exchange, the Board of Directors is required to select and apply the independence standards of a stock exchange. For the purposes of determining the independence of the Company’s directors and committee members, the Board of Directors selected the NASDAQ Marketplace Rules. As a result of its review, directors Dale N. Blume, Dennis Butenhoff, Brent Davison, Douglas Etten, Patrick Freese, Dennis Klosterman, Russell Mauch, Charles Steiner and Kevin Kutzer meet the criteria for “independence” under the NASDAQ Marketplace Rules. All members of the Audit Committee meet the “independence” requirements of Section 10A-3.

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

1.

Audit Fees - paid to the Company’s principal accountant for the audit of annual financial statements and review of financial statements included in Forms 10-Q during the fiscal year ended August 31, 2011 totaled $98,515 (Including a $20,000 progress billing for the 2011 audit) and for the fiscal year ended August 31, 2010 $94,140 (including a $20,000 progress billing for the 2010 audit).

2.

Audit Related Fees - paid to the Company’s principal accountant for the audit of employee benefit plans during the fiscal year ended August 31, 2011 totaled $16,100 and for the fiscal year ended August 31, 2010 totaled $14,500.

3.

Tax Fees - paid to the Company’s principal accountant for professional services rendered for tax compliance, tax advice, and tax planning totaled $21,085 for the fiscal year ended August 31, 2011 and $27,100 for fiscal year ended August 31, 2010.

4.

All Other Fees – paid to the Company’s principal accountant for USDA agreed upon procedures during the fiscal year ended August 31, 2010 totaled $5,000. There were no USDA procedures required during the fiscal year ended August 31, 2011.

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
-Report of Independent Registered Public Accounting Firm
-Consolidated Balance Sheets as of August 31, 2011, 2010 and 2009
-Consolidated Statements of Operations for the Years Ended August 31, 2011, 2010 and 2009
-Consolidated Statements of Changes in Members’ Investments for the years ended August 31, 2011, 2010 and 2009
-Consolidated Statements of Cashflows for the Years Ended August 31, 2011, 2010 and 2009
-Notes to the Consolidated Financial Statements

	b.	Financial Statement Schedules – None

	c.	The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index, Item 15c.

Item 15a.	Report of Independent Registered Public Accounting Firm

The Audit Committee
Minn-Dak Farmers Cooperative
Wahpeton, North Dakota

We have audited the accompanying consolidated balance sheets of Minn-Dak Farmers Cooperative (a North Dakota cooperative association) as of August 31, 2011, 2010 and 2009, and the related consolidated statements of operations, changes in members’ investments and comprehensive income and cash flows for each of the years in the three-year period ended August 31, 2011. Minn-Dak Farmers Cooperative’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minn-Dak Farmers Cooperative as of August 31, 2011, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/S/ Eide Bailly LLP

Minneapolis, Minnesota
November 1, 2011

MINN-DAK FARMERS COOPERATIVE CONSOLIDATED BALANCE SHEETS AUGUST 31, 2011, 2010, AND 2009

	2011	2010	2009
ASSETS

CURRENT ASSETS	$46,384	$128,611	$93,949
Cash

Current bond trust	1,643,824	4,731,005	—

Receivables
Trade accounts	19,288,079	13,797,508	14,299,830
Growers	15,459,594	13,763,089	10,196,312
Other	108,551	2,551	2,551
	34,856,224	27,563,148	24,498,693

Advances to affiliates - United Sugars Corporation	4,456,306	1,424,545	1,740,649

Inventories
Refined sugar, pulp, molasses and thick juice to be sold on a pooled basis	38,833,969	29,770,313	27,046,374
Sugarbeets	—	3,121,298	—
Nonmember refined sugar	4,730,314	1,717,395	1,451,972
Yeast	157,135	237,105	200,317
Beet chemicals and seed	4,062,960	—	—
Materials and supplies	15,761,276	13,403,175	11,296,034
	63,545,654	48,249,286	39,994,697

Deferred charges	1,692,826	—	1,324,353

Prepaid expenses and other assets	2,110,985	2,047,411	3,109,313

Current deferred income tax asset	11,000	—	25,600

Total current assets	108,363,203	84,144,006	70,787,254

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	28,741,774	28,164,267	27,130,273
Buildings	37,882,719	37,882,719	37,757,659
Factory equipment	159,371,094	152,493,105	147,419,262
Other equipment	6,619,980	5,300,600	4,675,425
Capitalized leases	3,352,917	3,352,917	2,960,658
Construction in progress	13,917,186	5,213,973	4,690,526
	249,885,670	232,407,581	224,633,803
Less accumulated depreciation and amortization	144,527,188	135,638,384	127,336,389
	105,358,482	96,769,197	97,297,414
OTHER ASSETS
Investment in other cooperatives and unconsolidated marketing cooperatives	11,102,549	11,115,672	11,343,602
Bond trust and financing costs	2,209,073	2,492,735	98,302
Other	3,445,646	5,034,845	992,175
	16,757,268	18,643,252	12,434,079

	$230,478,953	$199,556,455	$180,518,747

See Notes to Consolidated Financial Statements.

	2011	2010	2009
LIABILITIES AND MEMBERS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$40,646,214	$27,557,680	$18,977,978

Current portion of long-term debt and capital leases	3,011,998	2,977,034	2,905,841
Current portion of bonds payable	—	—	2,120,000
	3,011,998	2,977,034	5,025,841
Accounts payable
Trade	18,459,061	11,210,841	11,566,445
Checks Outstanding	928,319	1,007,863	545,766
Deferred liabilities	—	8,825,180	—
Growers	24,376,966	13,874,124	17,704,288
Income tax	—	194,745	—
	43,764,346	35,112,753	29,816,499

Payable to affiliates - Midwest Agri-Commodities Co.	1,674,256	1,708,006	634,852

Accrued liabilities	3,788,060	3,100,967	2,945,383

Total current liabilities	92,884,874	70,456,440	57,400,553

LONG-TERM DEBT AND CAPITAL LEASES, NET OF CURRENT PORTION	14,846,492	18,690,023	22,148,959

BONDS PAYABLE	28,055,000	19,240,000	11,370,000

LONG-TERM DEFERRED INCOME TAX LIABILITY	177,200	265,800	354,400

LONG-TERM UNRECOGNIZED TAX BENEFITS LIABILITY	—	—	274,075

LONG-TERM PENSION LIABILITY	17,050,081	19,629,704	12,827,360

OTHER LONG-TERM LIABILITIES	752,569	—	—

COMMITMENTS AND CONTINGENCIES (NOTE 10)

Total liabilities	153,766,216	128,281,967	104,375,347

MEMBERS’ INVESTMENT
Preferred stock
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581,000	7,581,000	7,581,000
Class B - 100,000 shares authorized $75 par value; 72,200 shares issued and outstanding	5,415,000	5,415,000	5,415,000
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487,200	5,487,200	5,487,200
	18,483,200	18,483,200	18,483,200

Common stock, 600 shares authorized, $250 par value; 476 shares issued and outstanding on 8-31-11, 477 shares outstanding on 8-31-10 and 474 shares outstanding on 8-31-09 and	119,000	119,250	118,500
Paid in capital in excess of par value	32,094,407	32,094,407	32,094,407
Unit retention capital	3,103,553	—	—
Nonqualified allocated patronage	28,298,651	28,298,571	28,298,718
Accumulated other comprehensive loss-interest swap	(903,337)	—	—
Accumulated other comprehensive loss-pension	(15,571,283)	(18,837,157)	(12,811,235)
Retained earnings	11,088,546	11,116,217	9,959,810
	76,712,737	71,274,488	76,143,400

	$230,478,953	$199,556,455	$180,518,747

MINN-DAK FARMERS COOPERATIVE CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED AUGUST 31, 2011, 2010, AND 2009

	2011	2010	2009
REVENUE
From sales of sugar, sugar co-products, and yeast, net of discounts	$345,509,932	$214,311,789	$225,034,020

EXPENSES
Production costs of sugar, co-products, and yeast sold	89,900,186	72,008,374	79,586,897
Sales and distribution costs	59,070,100	40,451,329	43,308,982
General and administrative	8,140,176	7,079,301	7,065,675
Interest	2,491,014	1,974,363	2,017,946
	159,601,476	121,513,367	131,979,500

OTHER INCOME	774,336	7,777,785	2,493,245

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS BEFORE INCOME TAXES	186,682,792	100,576,207	95,547,765

INCOME TAX EXPENSE (BENEFIT)	(83,600)	343,580	(505,145)

NET PROCEEDS RESULTING FROM MEMBER AND NON-MEMBER BUSINESS	$186,766,392	$100,232,627	$96,052,910

DISTRIBUTION OF NET PROCEEDS
Credited to members’ investment
Components of net income
Income from non-member business	$(27,671)	$1,156,407	$334,861
Patronage income	6,216,008	4,020,142	3,727,840

Net income credited to member’s investment	6,188,337	5,176,549	4,062,701

Payments to members for sugarbeets, prior to unit retention capital	180,578,055	95,056,078	91,990,209

NET PROCEEDS RESULTING FROM MEMBER AND NONMEMBER BUSINESS	$186,766,392	$100,232,627	$96,052,910

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ INVESTMENT YEARS ENDED AUGUST 31, 2011, 2010, AND 2009

	Preferred Stock	Common Stock	Paid in Capital In Excess of Par Value	Unit Retention Capital	Non-Qualified Allocated Patronage	Accumulated Other Comprehensive Income (Loss) Interest Swap	Accumulated Other Comprehensive Income (Loss) Pension	Retained Earnings	Total	Comprehensive Income/ (Loss)
BALANCE, AUGUST 31, 2008	$18,483,200	$120,750	$32,094,407	$—	$28,298,508	$—	$(4,890,516)	$9,909,845	$84,016,194
Stock - Sales - common (6 shares)		1,500							1,500
Repurchases - common (15 shares)		(3,750)							(3,750)
Revolvement of patronage-Estate					(101,701)				(101,701)
Revolvement of prior years’ allocated patronage					(3,625,929)				(3,625,929)
Effects of FAS 158 Adjustments								(284,896)	(284,896)
Net income for the year ended August 31, 2009					3,727,840			334,861	4,062,701	$4,062,701
Pension liability adjustment							(7,920,719)		(7,920,719)	(7,920,719)
Comprehensive Income (Loss)										$(3,858,018)
BALANCE, AUGUST 31, 2009	18,483,200	118,500	32,094,407	—	28,298,718	—	(12,811,235)	9,959,810	76,143,400
Stock - Sales - common (10 shares)		2,500							2,500
Repurchases - common (7 shares)		(1,750)							(1,750)
Revolvement of prior years’ allocated patronage					(4,020,289)				(4,020,289)
Effects of FAS 158 Adjustments									—
Net income for the year ended August 31, 2010					4,020,142			1,156,407	5,176,549	$5,176,549
Pension liability adjustment							(6,025,922)		(6,025,922)	(6,025,922)
Comprehensive Income (Loss)										$(849,374)
BALANCE, AUGUST 31, 2010	18,483,200	119,250	32,094,407	—	28,298,571	—	(18,837,157)	11,116,217	71,274,488
Stock - Sales - common (14 shares)		3,500							3,500
Repurchases - common (15 shares)		(3,750)							(3,750)
Revolvement of prior years’ allocated patronage					(6,215,928)				(6,215,928)
Unit retention capital				3,108,004					3,108,004
Revolvement of unit retention-Estate				(4,451)					(4,451)
Net income for the year ended August 31, 2011					6,216,008			(27,671)	6,188,337	$6,188,337
Interest rate swap liability adjustment						(903,337)			(903,337)	(903,337)
Pension liability adjustment							3,265,874		3,265,874	3,265,874
Comprehensive Income (Loss)										$8,550,874
BALANCE, AUGUST 31, 2011	$18,483,200	$119,000	$32,094,407	$3,103,553	$28,298,651	$(903,337)	$(15,571,283)	$11,088,546	$76,712,737

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2011, 2010, AND 2009

	2011	2010	2009
OPERATING ACTIVITIES
Income allocated to members’ investment	$6,188,337	$5,176,549	$4,062,701
Accumulated other comprehensive gain/(loss)-interest swap	(903,337)	—	—
Accumulated other comprehensive gain/(loss)-pension	3,265,874	(6,025,922)	(7,920,718)
Add (deduct) noncash items
Depreciation	9,191,821	8,808,312	8,440,002
Amortization	758,066	752,461	359,548
(Gain) Loss on disposal of equipment	14,249	(25,553)	(108,602)
(Gain) Loss allocated from unconsolidated marketing cooperatives	91,557	84,761	(115,543)
Noncash portion of patronage capital credits	(584,496)	32,396	(974,925)
Deferred income taxes	(99,601)	(63,000)	30,800
(Increase)/Decrease in cash surrender of retired executive life insurance	(14,769)	11,651	49,555
Retention of non-qualified unit retains	3,103,553	—	—
Changes in assets and liabilities:
Accounts receivable and advances	(11,425,433)	(1,675,199)	(420,329)
Inventory and prepaid expenses	(15,359,942)	(7,192,687)	(815,803)
Deferred charges and other	12,075,830	(2,873,808)	114,473
Accounts payable, accrued liabilities, and other liabilities	6,462,382	11,225,351	9,665,509

NET CASH FROM OPERATING ACTIVITIES	12,764,091	8,235,312	12,366,668

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	—	125,666	332,455
Capital expenditures	(17,795,356)	(7,987,929)	(8,817,485)
Capital adjustment of unconsolidated marketing cooperatives	106,834	(237,248)	871,094
Proceeds from patronage refunds and equity revolvements	412,153	367,407	418,184

NET CASH USED FOR INVESTING ACTIVITIES	(17,276,369)	(7,732,104)	(7,195,752)

FINANCING ACTIVITIES
Sale (repurchase) of common stock, net	(250)	750	(2,250)
Net proceeds (repayments) of short-term debt	13,088,534	8,579,703	(5,462,022)
Checks outstanding	(79,543)	462,098	545,766
Proceeds from long term debt	—	—	10,000,000
Payment of financing fees	(749,835)	(753,447)	(207,405)
Payment of long-term debt/lease	(3,808,566)	(5,030,020)	(5,692,828)
Payment of unit retains and allocated patronage	(4,020,289)	(3,727,630)	(4,417,403)

NET CASH USED FOR FINANCING ACTIVITIES	4,430,051	(468,546)	(5,236,142)

NET CHANGE IN CASH	(82,227)	34,662	(65,226)

CASH, BEGINNING OF YEAR	128,611	93,949	159,175

CASH, END OF YEAR	$46,384	$128,611	$93,949

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED AUGUST 31, 2011, 2010, AND 2009

	2011	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for Interest	$2,064,030	$1,861,232	$2,067,437

Income tax net payments (refunds)	$336,897	$485,910	$(790,406)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Proceeds for bond issuance transferred to restricted investment	$8,815,000	$7,000,000	—

Equipment purchased by issuance of capital lease	$—	$392,259	$2,365,296

See Notes to Consolidated Financial Statements.

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Minn-Dak Farmers Cooperative (the Company) is a North Dakota cooperative association owned by its member-growers for the purpose of processing sugarbeets and marketing sugar and co-products. Minn-Dak Yeast Company, Inc. (Minn-Dak Yeast) is a North Dakota corporation engaged primarily in the production and marketing of baker’s yeast. Link Acquisition Company LLC (Link) was formed to advance possible strategic business activities by the Company. Approximately 96% of net sales are related to sugarbeet operations and 4% are related to yeast operations.

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

Cash and Cash Equivalents

Cash Equivalents are assets which are readily convertible into cash within three months. The Company does not consider Bond Trust assets as Cash Equivalents, since it is restricted in nature.

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

Credit Risk

The Company via United Sugars, Midwest Agri-Commodities and Minn-Dak Yeast grants credit to food processors located throughout the United States. In addition, the Company grants credit to member-growers located in North Dakota and Minnesota, for sugarbeet seed, technology fees, and co-products.

Inventories

Inventories of refined sugar, thick juice, pulp and molasses to be sold on a pooled basis are valued at net realizable value, while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of the cost or market. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies are valued using the lower of cost (determined using the first in first out method) or market. During the periods when sugarbeets are purchased from growers, but not yet converted into bin sugar or thick juice, that inventory is valued at grower payment cost. In valuing inventories at net realizable value, the Company, in effect sells the remaining inventory to the subsequent periods sugar and co-product pool.

Inventories of conventional beet chemicals and conventional beet seed are valued at lower of cost or market until the threat of legal action against the planting of Round-up Ready® seed is substantially eliminated.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Prepaid Expense and Other Assets

Purchased sugar allocation and prepaid insurance costs related to subsequent fiscal years are recorded as assets and subsequently expensed to those years.

Deferred Costs and Product Values

All costs incurred prior to the beginning of the Company’s fiscal year that relate to agricultural development and labor procurement costs, receiving and processing the subsequent year’s sugarbeet crop are deferred. Similarly, the net realizable values of products produced prior to the beginning of the Company’s fiscal year that relate to the subsequent year’s sugarbeet crop are deferred. Deferred costs as of August 31, 2011 and August 31, 2009 of $1,692,826 and $1,324,353 respectively were recorded in the Company’s balance sheet as current assets under the heading “Deferred charges”. There were no products produced prior to the fiscal years ending August 31, 2011 and August 31, 2009. The net result of deferred costs and grower sugar beet payables as of August 31, 2010 of $8,825,180 was recorded in the Company’s balance sheet in “Deferred liabilities.”

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

Capitalized assets include indirect costs such as fringe benefits, interest and engineering when appropriate. The indirect costs capitalized for the years ended August 31, 2011, 2010 and 2009 were $179,935, $257,391, and $205,240 respectively. There was no construction-period interest capitalized for the years ended August 31, 2011, 2010 and 2009.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards FASB ASC 350 (Accounting Standards Codification), Intangibles – Goodwill and Other, the Company does not amortize goodwill. The Company has annually evaluated goodwill and other intangible assets for impairment and concluded that no impairment charge was necessary.

Costs associated with the acquisition of permanent allocation rights will be amortized over the remaining life of the farm program, currently estimated at three crop years.

Investments in Other Cooperatives and Unconsolidated Marketing Cooperatives

Equity Value Investments in Unconsolidated Marketing Cooperatives - The investments in United Sugars Corporation and Midwest Agri -Commodities Company are accounted for using the equity method, wherein the investment is recorded at the amount of the underlying equity in the net assets of the investments and adjusted to recognize the Company’s share of the undistributed earnings or losses. Transactions with these companies are considered to be related party transactions.

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

Revenue Recognition

The Company recognizes all revenue at the point of customer receipt of product.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Bond Origination Costs

Bond financing costs incurred in connection with the financing of the construction projects related to the processing facility have been capitalized. The Company is amortizing the bond financing costs over the terms of the financing obtained using a straight line method.

Amortization of bond financing cost for the years ended August 31, 2011, 2010, and 2009 totaled $27,995, $21,650 and $28,362, respectively.

Self-Funded Insurance

The Contract year for the Company’s employee health plan starts January 1 and ends December 31. The Company operates with a self-funded employee health plan administered by Blue Cross Blue Shield of North Dakota (BCBS). In addition to administering claims, BCBS insures individual health claims in excess of $200,000 and aggregate annual claims in excess of 120% of expected claims for the plan year. The Company has exposure for claims incurred but not paid at the end of each reporting period. Historical information supplied by BCBS, based on employee enrollment and factors that are established at each contract renewal, is used to estimate it’s liability for these claims. This liability is estimated, actual claims experience may differ from Company estimates.

Uninsured Cash Balance

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to certain limits. At times during the year, the Company’s balances exceeded these limits. The Company does not consider this a material risk.

Impairment and Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with the provisions of FASB ASC 144, Impairment or Disposal of Long-Lived Assets. As of August 31, 2011, the Company had no impaired long lived assets.

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sold upon receipt of the Company’s product by its customers as well as the net realizable value calculations of the inventory through allocations from the Company’s marketing cooperatives.

Advertising

The Company’s advertising costs are expensed as incurred. Advertising expense for the years ended August 31, 2011, 2010 and 2009 totaled $13,373, $19,875 and $19,955, respectively.

Research and Development

Costs of research and development are expensed in the period in which they are incurred. Research and development expense for the years ended August 31, 2011, 2010 and 2009 totaled $195,021, $335,259 and $241,560, respectively.

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

Fair Value Measurements

Fair value is defined under FASB ASC 820, Accounting for Fair Value Measurements as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Quoted market prices are generally not available for the Company’s financial instruments. Fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

o

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the book value of the Bank debt of approximately $15.8 million, $19.1 million and $22.8 million compares to fair values of $15.8 million, $19.1 million and $22.8 million respectively as of August 31, 2011, 2010 and 2009. Also included in the Company’s long-term debt was $28.1 million, $19.2, million and $13.5 million in tax exempt bonds, in comparison to the fair value of $28.1 million, $19.2 million and $13.5 million respectively for the periods ending August 31, 2011, 2010 and 2009.

o

Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s current bond trust and restricted long-term other assets was $3.6 million, $7.0 million and $0.0 million in comparison to the fair value of $3.6 million, $7.0 million and $0.0 million as of August 31, 2011, 2010, and 2009.

o

Investments in CoBank, Dakota Valley Electric and Investments in Marketing Cooperatives - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in its Consolidated Balance Sheet at fair value. On the date the derivative instrument is entered into, the Company designates the derivative as either (a) a hedge of the fair value of a recognized asset or liability, or of an unrecognized firm commitment (“fair value hedge”) or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative designated as a cash flow hedge are recorded in accumulated other comprehensive income (loss) and are classified into earnings as the underlying hedged item affects earnings.

Recently Issued Accounting Pronouncements

In December, 2010, the FASB issued ASU 2010-28, authoritative guidance to improve goodwill impairment testing. Under this guidance, goodwill and other intangible assets testing is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This Update will be implemented for the quarter ending November 2011. The Company does not expect that this authoritative guidance on impairment testing will have a material effect on the Company’s financial statements

In May, 2011, the FASB issued ASU 2011-4, amendments to achieve common Fair Value Measurement and Disclosure requirements in U.S GAAP and IFRSs. This amendment is to ensure that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards (IFRSs) and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective during the interim and annual periods beginning after December 15, 2011. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

In June, 2011, the FASB issued ASU 2011-5. This objective of this amendment is to improve the comparability, consistence, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements but could potentially change the format of the Consolidated Statements of Changes in Members’ Investment and Comprehensive Income.

In September, 2011, the FASB issued ASU 2011-08. The objective of this amendment is to simplify how entities test goodwill for impairment allowing an entity to use a qualitative approach to test goodwill for impairment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect that this authoritative guidance on impairment testing will have a material effect on the Company’s financial statements

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued new standards in the ASC 820, Fair Value Measurements. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures were effective for the Company beginning with its interim filing beginning February 2010. The section regarding Level 3 disclosures in ASU 2010-6 is effective for fiscal year beginning after December 15, 2010 and interim periods within those years, so for the Company it will be effective for the quarter beginning September 1, 2011.

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

Concentration and Sources of Labor

The Company’s total factory campaign and full time work force consists of 463 employees, of which 56% are covered by a collective bargaining agreement represented by the Bakery, Confectionery, Tobacco Workers and Grain Millers (BCTGM) AFL-CIO. The agreement expires on May 31, 2013.

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

Accumulated Other Comprehensive Income (Loss)

FASB ASC 220, Reporting Comprehensive Income (Loss), establishes rules for reporting comprehensive income and loss and its components.

Accumulated other comprehensive loss consists of:

•	the FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans adjustment and is presented in the Statement of Member’s Investment. See Note 12.
•	Interest Rate Contracts. See Note 13.
•

Accumulated other comprehensive income/loss does not include any adjustment for income taxes, which is consistent with the Company’s treatment of income tax related to member-patron income and expenses.

NOTE 2 - INTANGIBLE ASSETS

Intangible assets derived from the purchase of the non-controlling interest in Minn-Dak Yeast include $110,152 of Goodwill, which is not being amortized; $514,000 for Customer Relations and $62,000 for a Non-Compete Agreement, which were amortized on a straight-line basis over 5 years. The amortization of these intangible assets for the years ended August 31, 2011, 2010 and 2009 was $95,418, $143,127 and $143,127, respectively. The cumulative amortization of these intangible assets as of August 31, 2011, 2010 and 2009 was $576,000, $480,582 and $337,455 respectively.

NOTE 3 - INVESTMENTS

The investment in stock of other cooperatives and unconsolidated marketing cooperatives consists of the following:

	2011	2010	2009

Dakota Valley Electric Cooperative	$6,438,691	$6,166,685	$5,978,829
CoBank	4,241,108	4,379,995	4,964,489
United Sugars Corporation	170,341	369,509	216,396
Midwest Agri-Commodities	10,867	10,091	10,717
Other	241,542	189,392	173,171

	$11,102,549	$11,115,672	$11,343,602

NOTE 4 - SHORT-TERM DEBT, LONG-TERM DEBT, CAPITAL LEASE PAYABLE, AND BONDS PAYABLE

Short-Term Debt

Information regarding short-term debt for the years ended August 31, is as follows:

	2011	2010	2009

Sugar Loan with CCC due September 30, 2011, the interest rate was 1.25% as of August 31, 2011	$3,546,000	$—	$—

Seasonal loan with CoBank, due December 31, 2011, the interest rate was 2.69% as of August 31, 2011	37,100,214	27,557,680	18,977,978

	$40,646,214	$27,557,680	$18,977,978

The Company had a $3,546,000 outstanding CCC Loan with no additional available credit draw and a $50,000,000 seasonal line of credit with CoBank, with $12,899,786 available credit draw on August 31, 2011. On November 15, 2010, the Company obtained a seasonal line of Credit renewal for $85,000,000 through May 31, 2011; with a step down to $45,000,000 from June 1, 2011 through December 31, 2011. On July 5, 2011 due to additional needs for operating capital the company obtained an addition of $5,000,000 for the seasonal line of credit which increased the seasonal line of credit to $50,000,000 through December 31, 2011. The lines are secured with a first lien on substantially all property and equipment and current assets of the Company. The Company utilizes the USDA’s CCC Sugar Loan Program to provide an additional source of seasonal financing. Un-advanced funds remaining from the $85,000,000 and $50,000,000 seasonal debt lines are subject to a 0.375% commitment fee.

Maximum borrowings, average borrowing levels and average interest rates for short-term debt for the years ended August 31, are as follows:

	2011	2010	2009
Maximum borrowings	$86,346,055	$50,390,927	$45,551,000

Average borrowing levels	$56,342,018	$33,570,102	$28,410,018

Average interest rates	2.41%	2.37%	2.23%

Long-Term Debt

Information regarding long-term debt at August 31 is as follows:

	2011	2010	2009
CoBank term loan, with fixed and variable rates, due in varying principal repayments through August 20, 2016 as of August 31, 2011, fixed interest rate currently at 5.60% and the variable interest rate was 1.59% as of August 31, 2011 with a first lien on substantially all property, equipment, and current assets of the Company located in Wahpeton, ND	$15,806,563	$19,134,260	$22,461,958

Less current portion	(2,495,773)	(2,495,773)	(2,495,773)
Long term portion	$13,310,790	$16,638,487	$19,966,185

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

Interest expense for the years ended August 31, 2011, 2010 and 2009 totaled $2,491,013, $1,974,363, and $2,017,946, respectively.

Minimum principal amounts due on the Company’s long-term debt are as follows:

Years ending August 31,

2012	$2,495,773
2013	3,327,697
2014	3,327,697
2015	3,327,697
2016	3,327,699

Total Principal amounts due	$15,806,563

As of August 31, 2011, the Company was in compliance with all loan covenants with the Bank.

Capital Leases

The Company is the lessee of equipment under capital leases with varying expiration dates. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. For the years ended August 31, 2011, 2010 and 2009 the capitalized costs of the leased assets were $3,352,917, $3,352,917 and $2,960,658 respectively and accumulated amortization was $1,344,315, $853,734, and $365,403 respectively. This equipment is being depreciated in accordance with FASB ASC 840, Accounting for Leases. Depreciation of assets under these capital leases is included in depreciation expense.

Minimum future lease payments under capital leases are as follows:

Years ending August 31,

2012	$609,893
2013	960,621
2014	212,886
2015	463,710

Total minimum lease payments	$2,247,110

Less: Amount representing interest	195,183

Present value of net minimum lease payment	$2,051,927

Less: Current Portion	516,225

Long Term Portion	$1,535,702

Bonds Payable

The Company financed capital expenditures related to the processing facility through the sale of Industrial Development Revenue Bonds, Series 2002, by Richland County North Dakota. On December 7, 2009, the Company applied for and received approval from Richland County to re-finance its tax-exempt long-term bonds. All variable rate bonds outstanding as of January 15, 2010 were called and new variable rate bonds were issued with a single maturity date of February 1, 2023 with no associated gains or losses. In addition, $7.0 million in new tax-exempt bonds, which are exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures. These variable rate bonds were issued on February 18, 2010 with a single maturity date of February 1, 2025. An additional $8.815 million in new tax-exempt bonds, which are exempt from alternative minimum taxes, were approved by Richland County to finance future capital expenditures. These variable rate bonds were issued on November 30, 2010 with a single maturity date of November 1, 2028. The letters of credit from the Bank associated with these bonds were also renewed as of the date of the issuance of the bonds. The new tax-exempt bond proceeds, initially $8.815 million, are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company. As of August 31, 2011 a total of $5.26 million has been drawn and $3.56 million remain in the bond trust until additional qualified expenditures related to the bonds have been expended by the Company. The Company guarantees the bonds. The Company has letter of credit arrangements expiring February 28, 2012 and April 30, 2012 with a bank that provides security for obligations under the bonds payable totaling approximately $19,814,564 and $9,078,242; respectively at August 31, 2011. There were no outstanding advances under these letter of credit arrangements as of August 31, 2011.

Information regarding tax exempt bonds payable at August 31 is as follows:

	2011	2010	2009

Richland County North Dakota Bonds, with variable rates, due in varying principal repayments through January 2011	$—	$—	$2,570,000

Refinanced $1,320,0000 January 28, 2010. Bonds with repayments through April 2019. Refinanced $10,920,000 January 28, 2010.	—	—	10,920,000

Richland County North Dakota bonds, with variable interest rates due February 1, 2023, the effective interest rate was 2.31% as of August 31, 2011.	12,240,000	12,240,000	—

Richland County North Dakota bonds with variable interests rate due February 1, 2025, the effective interest rate was 2.22% as of August 31, 2011.	7,000,000	7,000,000	—

Richland County North Dakota bonds with variable interest rate due November 1, 2028, the effective interest rate was 2.22% as of August 31, 2011.	8,815,000	—	—

	28,055,000	19,240,000	13,490,000

Less Current Portion	—	—	(2,120,000)
Long Term Portion	$28,055,000	$19,240,000	$11,370,000

Minimum future principal payments required on the obligations under bonds payable are as follows:

Years ending August 31,	Per Bond Schedule

2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter	28,055,000

$28,055,000

Funds held in trust as of August 31, 2011	$3,555,648
Funds eligible for Draw-Current as of August 31, 2011	(1,643,824)
Funds eligible for Draw-Long Term as of August 31, 2011	$1,911,824

NOTE 5 - MEMBERS’ INVESTMENT AND GROWER PAYMENTS

The ownership of non-dividend bearing common stock is restricted to a “member-producer,” as defined in the by-laws of the Company. Each member-producer shall own only one share of common stock and is entitled to one vote at any meeting of the members. Each member-producer is also required to purchase units of preferred stock and is entitled to grow the maximum acres per unit of preferred stock as is authorized by the Board of Directors each farming year. The Company’s Board of Directors authorized the members to plant for the fiscal years 2011, 2010 and 2009, respectively 1.70, 1.60 and 1.50 acres per unit of preferred stock. A unit consists of one share each of Class A, Class B and Class C preferred stock. The preferred shares are non-voting and non-dividend bearing. The Company’s Board of Directors must approve all transfers and sales of stock.

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

The Company allocated non-qualified patronage to the members for the years ended August 31, 2011, 2010 and 2009 of $6,216,008, $4,020,142, and $3,727,840, respectively.

The Company deducted unit retains from the members for the years ended August 31, 2011, 2010, and 2009 of $3,108,004, $-0- and $-0-, respectively.

During the year ended August 31, 2011, the Company revolved the remaining 76% of the allocated patronage for the fiscal year ended August 31, 2005 totaling $3,706,906 and 59% of the allocated patronage for the fiscal year ended August 31, 2006, totaling $2,485,193. In addition, for the fiscal period ending August 31, 2011 the Company revolved $23,830 of allocated patronage and $4,451 of unit retains to certain deceased member’s estates.

During the year ended August 31, 2010, the Company revolved the remaining 66% of the allocated patronage for the fiscal year ended August 31, 2004 totaling $2,876,660 and 24% of the allocated patronage for the fiscal year ended August 31, 2005, totaling $1,143,629. In addition, for the fiscal period ending August 31, 2010 the Company revolved $-0- of allocated patronage to certain deceased members’ estates.

During the year ended August 31, 2009, the Company revolved the remaining 46% of the allocated patronage for the fiscal year ended August 31, 2003 totaling $2,199,418 and 33% of the allocated patronage for the fiscal year ended August 31, 2004, totaling $1,426,511. In addition, for the fiscal period ending August 31, 2009 the Company revolved $101,701 of allocated patronage to certain deceased members’ estates.

NOTE 6 - INVESTMENT IN MARKETING COOPERATIVES

The Company has formed common marketing agency agreements with United Sugars Corporation (United Sugars) and Midwest Agri-Commodities (Midwest) to be the exclusive marketing agents for all products produced by the Company and other member processors.

The Company’s ownership requirement in United Sugars is calculated periodically and is based on the average volume of sugar produced during the five previous fiscal years. The investment is accounted for on the equity method and the amount of sales and related costs recognized by each member processor is allocated based on their pro-rata share of production for the year. The Company provided United Sugars with cash advances on an ongoing basis for its share of operating and marketing expenses incurred. During the years ended August 31, 2011, 2010 and 2009, the Company had advanced $45,544,024, $26,299,502 and $30,087,285, for operating and marketing expenses incurred respectively. The Company had outstanding advances due (from) United Sugars as of August 31, 2011, 2010 and 2009 of $(4,456,306), $(1,424,545) and $(1,740,649), respectively. In addition, the Company had an outstanding payable to United Sugars as of August 31, 2011, 2010 and 2009 of $5,003,916, $3,150,736 and $4,675,037, respectively. The Company accounts for United Sugars’ FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans adjustment as an additional change in accumulated other comprehensive income (loss).

The Company has a one-fourth ownership interest in Midwest. The amount of the investment is accounted for using the equity method. All sugarbeet pulp and a portion of the molasses produced are sold by Midwest as an agent for the Company. The amount of sales and related costs to be recognized by each owner is allocated based on their pro-rata share of production for the year. The Company provided Midwest with cash advances on an ongoing basis for its share of operating and marketing expenses incurred by Midwest. The Company advanced Midwest during the years ended August 31, 2011, 2010 and 2009, $11,998,912, $9,235,346 and $8,440,062, respectively. The Company had outstanding advances payable to Midwest as of August 31, 2011, 2010 and 2009 of $1,674,256, $1,708,006 and $634,852, respectively. In addition, the Company had an outstanding receivable (from) Midwest as of August 31, 2011 and 2010 of $(753,538) and $(1,066,848), respectively and an outstanding payable for 2009 of $110,353. The owners of Midwest guarantee, on a pro-rata basis, the $11,000,000 short-term line of credit that Midwest has with its primary lender. The Company accounts for Midwest’s FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans adjustment as an additional change in accumulated other comprehensive income (loss).

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

The significant components of deferred tax assets and liabilities included on the balance sheet at August 31 are as follows:

	2011	2010	2009
Deferred tax assets
Non-qualified unit retains and allocated patronage due to members	$11,319,460	$11,319,500	$11,319,000
Net operating loss carryforwards	5,444,329	7,241,900	6,121,600
Other	3,990,950	2,443,123	1,113,741

Total deferred tax assets	20,754,739	21,004,523	18,554,341

Deferred tax liabilities
Depreciation	18,130,724	18,503,239	18,528,741
Other	2,790,215	2,767,084	354,400

Total deferred tax liabilities	20,920,939	21,270,323	18,883,141

Net deferred tax asset (liability)	$(166,200)	$(265,800)	$(328,800)

Classified as follows
Current asset	$11,000	$—	$25,600
Long-term asset (liability)	(177,200)	(265,800)	(354,400)

Net deferred tax asset (liability)	$(166,200)	$(265,800)	$(328,800)

The state and federal operating loss carry forwards totaling approximately $13,530,000 will expire in 2015 through 2030.

The provision for income taxes is as follows:

	2011	2010	2009
Current expense (benefit)	$16,000	$406,579	$(535,945)
Net change in temporary differences	(99,600)	(62,999)	30,800

Provision (benefit) for income taxes	$(83,600)	$343,580	$(505,145)

Deferred tax assets are reduced by a valuation allowance to the extent Management concludes it is more likely than not that the assets will not be realized. For the years ended August 31, 2011, 2010, and 2009 the Company had a valuation allowance of $1,185,100, $705,400 and $355,300 respectively.

The items accounting for the difference between expected tax (benefit) computed at the federal statutory rate of 35% and the provision of income taxes were as follows:

	2011	2010	2009
Expected federal income tax expense at statutory rate	35.00%	35.0%	35.0%
State tax expense at statutory rate	5.00%	5.0%	5.0%
Payments to members	-40.02%	-39.4%	-40.0%
Other, net	-0.02%	-0.3%	-5.0%

Effective tax rate	-0.04%	0.3%	-5.0%

The Company allocates the patronage related benefits of the Domestic Production Activities Deduction directly to its patrons. During the years ended August 31, 2011, 2010 and 2009 the Company passed through $10,574,618, $5,944,573 and $5,742,508 respectively to its patrons.

Significant temporary timing differences between financial and income tax reporting are as follows:

1.

When non-qualified allocated patronage is elected by the Board of Directors, the Company is not allowed an income tax deduction until they are paid in cash to the member-producers, where-as qualified allocated patronage is deducted when declared.

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

6.

On August 31, 2006, the Company had a net $915,560 in non-patronage long-term tax liability resulting from a combination of non-patronage tax issues that will reverse over the life of certain assets now considered to be member business related. The Company will amortize the $915,560 long-term liability over the approximate remaining book life of those assets generating the liability. The amortization of the long-term tax liability for the years ended August 31, 2011, 2010 and 2009 was $88,600, $88,600 and $88,600, respectively leaving a remaining balance on August 31, 2011 of $177,200 to be amortized in future years.

7.	Non-qualified deferred compensation is deducted for book purposes as incurred and deducted for tax purposes as paid.
8.

The Company’s tax strategy calls for up to $3,103,533 of the 2010-crop unit retains to be declared qualified for AMT tax purposes with notifications sent to shareholder/patrons in calendar year 2012. The 2010-crop unit retains will be non-qualified for book and regular tax purposes, but qualified for AMT tax purposes only.

Adoption of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes

On September 1, 2007 The Company adopted the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FASB ASC 740-10 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FASB ASC 740-10 requires that the company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in our financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements

As of August 31, 2011, the company’s has no tax positions that qualifying for FASB ASC 740-10 treatment. For purposes of FASB ASC Topic 740-10, the Company would recognize any interest and penalties accrued related to unrecognized tax benefits in tax expense.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated:

Year Ended August 31,	2011	2010	2009

Balance unrecognized tax benefits beginning balance	$—	$274,075	$256,075
Increases for tax positions related to current year	—	13,500	18,000
Increases for tax positions related to prior year	—	—	—
Reductions for tax positions of prior years	—	—	—
Decreases related to settlements	—	(287,575)	—
Reductions due to lapsed statute of limitations	—	—	—
Balance unrecognized tax benefits at August 31	$—	$—	$274,075

Tax returns filed as of August 31, 2008 through current filings are open for examination.

NOTE 8 - DEPRECIATION

The Company’s depreciation expense for the years ended August 31, 2011, 2010 and 2009 was $9,191,821, $8,808,312, and $8,440,002, respectively.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

During fiscal year 1997, the Company entered into a long-term lease agreement on a property, which included providing a guarantee for the notes to finance the leased property. The Company’s contingent liability related to these notes totaled $538,599 as of August 31, 2011.

During the fiscal year 2010, the Company entered into a coal purchase agreement requiring a minimum annual transportation commitment of coal in the amount of $4.3 million for each of the fiscal years ending August 31, 2011, 2012 and 2013 respectively.

Legal action to stop seed and root plantings of Roundup Ready® sugarbeets for the 2011 crop was unsuccessful. The ability of shareholder/growers to plant Roundup Ready® sugarbeets in future years will be based upon actions by the United States Department of Agriculture, which may be subject to further legal challenge.

NOTE 11 - OPERATING LEASES

The Company is a party to various operating leases for vehicles and equipment. Future minimum payments for long-term leases for the years ending August 31, under these obligations, are as follows:

Years ending August 31,
2012	$67,721
2013	38,222
$105,943

Operating lease and contract expenses for the years ended August 31, 2011, 2010 and 2009, totaled $75,333, $960,068 and $1,145,998, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a qualified 401(k) employee benefit plan that covers all employees meeting eligibility requirements. The Company’s matching contribution to the plan is at a level of 100% of employee contributions, with a maximum of 4% of compensation. Employer contributions to the plan for the years ended August 31, 2011, 2010 and 2009 totaled $707,640, $660,677, and $637,822, respectively.

Effective September 1, 2007, individual participating employees who have met the non-elective eligibility requirements of the plan received a contribution of 4% of their compensation each pay period as provided by the plan. Individuals participating in this benefit are excluded from the non-contributory defined benefit plan. Employer contributions to the plan for the years ended August 31, 2011, 2010, and 2009 totaled $93,402, $79,385, and $65,657, respectively.

Pension plan

The Company has a non-contributory defined benefit plan, which covers substantially all employees who meet certain requirements of age, hours worked per year, years of service, and age at retirement or termination. The pension funding policy is to deposit amounts allowable by law with independent trustees. Funds deposited with independent trustees maintained to provide pension benefits to plan participants and their beneficiaries. The Company’s measurement date is August 31, 2011, 2010 and 2009.

In August 2006, the Pension Protection Act (PPA) was signed into law. The PPA modified the funding requirements for defined benefit pension plans by subjecting defined benefit plans to 100% of the current liability-funding target. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk”. These provisions do not apply to plans with less than 500 participants. As of the last plan filing, the Company’s plan had 474 participants.

In September 2006, the FASB issued FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and Post-retirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive loss, which is a component of stockholders’ equity. As a result of the application of FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans as of August 31, 2011, 2010 and 2009 the Company increased/(decreased) liabilities by ($2,579,623), $6,802,344, and $7,547,180. These liabilities were offset to accumulated other comprehensive income (loss). As a result of FASB ASC 715, in the year ended August 31, 2011, 2010 and 2009 the Company recognized a change in accumulated other comprehensive income/(loss) of $3,587,230, ($6,274,921), and ($7,080,155), respectively. In accordance with FASB ASC 715, the measurement date was moved from May 31, 2008 to August 31, 2009 creating a fifteen-month period vs. twelve-month period the fiscal year ended August 31, 2009.

The following table sets forth the plan’s funded status at August 31:

	2011	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$40,131,981	$31,076,170	$26,101,309
Service cost	1,280,297	1,003,895	1,284,966
Interest cost	1,991,063	1,843,576	2,175,966
Experience (gain)/loss due to participant changes	(1,309,940)	7,260,190	2,774,339
Benefits paid	(1,326,132)	(1,051,850)	(1,260,410)

Benefit obligation at end of year	40,767,269	40,131,981	31,076,170

Change in plan assets
Fair value of plan assets at beginning of year	20,807,092	18,480,578	20,158,363
Actual return on plan assets	2,858,499	1,882,201	(2,494,214)
Employer contribution	1,763,866	1,512,580	2,097,024
Benefits and expenses paid	(1,339,959)	(1,068,267)	(1,280,595)

Fair value of plan assets at end of year	24,089,498	20,807,092	18,480,578

Accrued benefit cost liability	$(16,677,771)	$(19,324,889)	$(12,595,592)

	2011	2010	2009

Non-current assets	$—	$—	$—
Current liabilities	—	—	—
Noncurrent liabilities	(16,677,771)	(19,324,889)	(12,595,592)
	$(16,677,771)	$(19,324,889)	$(12,595,592)

The estimated amounts that will be amortized from Accumulated Other Comprehensive Income to future fiscal years are as follows:

	2011	2010	2009

Accumulated loss	$14,228,955	$17,802,784	$11,525,420
Prior service cost	72,796	104,828	136,860
	$14,301,751	$17,907,612	$11,662,280

The accumulated benefit obligations for all defined benefit pension plans for the years ended August 31, 2011, 2010 and 2009 were $31,067,502, $29,641,358, and $22,858,793, respectively.

	2011	2010	2009

Weighted-average assumptions as of August 31
Discount rate	5.2%	5.2%	6.2%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of total compensation increase	4.5%	4.5%	4.3%

The net periodic pension cost for the years ended August 31, includes the following components:

	2011	2010	2009

Components on net periodic benefit cost
Service cost	$1,280,297	$1,003,895	$1,284,966
Interest cost	1,991,063	1,843,576	2,175,966
Expected return on plan assets	(1,665,212)	(1,492,426)	(2,036,453)
Amortization of prior service cost	32,032	32,032	32,247
Amortization of net (gain) or loss	1,084,429	609,468	236,046

Net periodic benefit cost	$2,722,609	$1,996,545	$1,692,772

The 2009 data includes a fifteen-month period. The net periodic cost was allocated as follows:

Current period	$1,407,876
Adjustment to Retained Earnings	284,896
Total	$1,692,772

The Company’s pension plan weighted-average asset allocation at August 31, by asset category is as follows:

	2011	2010	2009

Asset Category
Equity securities	60%	59%	61%
Debt securities	30%	35%	37%
Real estate	4%	4%	0%
Other	6%	2%	2%

Total	100%	100%	100%

The fair values of the company’s pension plan assets at August 31, 2011, by asset category are as follows:

Pension Plan Assets Fair Value Measurements at August 31, 2011

	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money Market Funds	$196,611	$196,611	$—	$—
Mutual Funds	$17,071,785	$11,588,124	$5,483,661	$—
Stock
Domestic Stock	$3,307,367	$3,307,367	$—	$—
Foreign Stock	$123,927	$123,927	$—	$—
Pooled Separate Accounts
International Equity	$2,736,754	$—	$2,736,754	$—
Guaranteed Investment Contract	$649,242	$—	$—	$649,242
	$24,085,686	$15,216,029	$8,220,415	$649,242

The fair values of the company’s pension plan assets at August 31, 2010, by asset category are as follows:

Pension Plan Assets Fair Value Measurements at August 31, 2010

	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money Market Funds	$110,390	$110,390	$—	$—
Mutual Funds	$14,996,689	$9,132,538	$5,864,151	$—
Stock
Domestic Stock	$2,708,722	$2,708,722	$—	$—
Foreign Stock	$85,377	$85,377	$—	$—
Pooled Separate Accounts
Core Equity	$296,752	$—	$296,752	$—
International Equity	$2,174,569	$—	$2,174,569	$—
Guaranteed Investment Contract	$428,017	$—	$—	$428,017
	$20,800,516	$12,037,027	$8,335,472	$428,017

The fair values of the company’s pension plan assets at August 31, 2009, by asset category are as follows:

Pension Plan Assets Fair Value Measurements at August 31, 2009

	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money Market Funds	$371,510	$371,510	$—	$—
Mutual Funds	$13,168,703	$9,807,726	$3,360,977	$—
Stock
Domestic Stock	$2,400,669	$2,400,669	$—	$—
Foreign Stock	$131,010	$131,010	$—	$—
Pooled Separate Accounts
Core Equity	$440,639	$—	$440,639	$—
International Equity	$1,640,485	$—	$1,640,485	$—
Guaranteed Investment Contract	$543,116	$—	$—	$543,116
	$18,696,132	$12,710,915	$5,442,101	$543,116

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the years ended August 31, 2011, 2010 and 2009:

	2011	2010	2009

Guaranteed Investment Contract at beginning of the year	$428,017	$543,116	$312,748
Deposits	1,245,846	931,027	1,243,000
Interest Earned	8,586	11,943	9,172
Other Additions	298,895	—	13,588
Annuity Payments	(1,326,132)	(1,050,660)	(1,026,966)
Other Benefits Paid	(5,970)	(1,190)	(2,674)
Expenses	—	(6,219)	(5,752)

Guaranteed Investment Contract at the end of the year	$649,242	$428,017	$543,116

Valuation Techniques

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at August 31, 2011, 2010, and 2009.

• Mutual funds: Valued at the net asset value (NAV) of shares held by the plan at year end.

• Money market deposit accounts: Valued at cost, which approximates fair value, based on the amount of net contribution plus any investment earning allocated to the account.

• Common stock: Valued at the closing price reported on the active market on which the individual securities are traded.

• Pooled separate accounts: Valued at the net asset value (NAV) of the underlying assets within the account.

• Investment contract with insurance company: Valued at contract value, which approximates fair value reported to the Plan by the custodian. Contract value represents contributions made under the contract, plus earnings, less Plan withdrawals and administrative fees.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

Percentage of Pension Plan Assets by Asset Class as of August 31, 2011

Asset Class	Target Range	Actual Allocations

Large Cap Us Common Stocks	25% - 35%	28.7%

Mid and Small Cap US Common Stock	10% - 20%	13.7%

Total Domestic Equity	40% - 55%	42.4%

International (Non US) Equity	15% - 21%	18.3%

Total Equity	58% - 68%	60.7%

Real Estate	3.0% - 6.0%	4.5%

Marketable Alternatives	2.0% - 5.0%	4.5%

Total Fixed Income	25% - 40%	30.2%

Cash	0% - 5%	0.1%

Prohibited Investments
Non-Marketable Securities
Short Sales or Purchases on Margin

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

Contributions

The Company expects to contribute $2,201,000 to its pension plan in 2012.

Distributions (Expected Future)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2012	$1,109,593
2013	1,041,912
2014	842,493
2015	973,230
2016	1,137,955
Thereafter, through 2021	9,718,407
$14,823,590

As a result of FASB ASC 715, Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company has recognized:

A charge to accumulated other comprehensive loss as follows:

Fiscal Year Ended August 31:	2011	2010	2009

Beginning Balance	$18,837,157	$12,811,235	$4,890,516
Minn Dak Farmers Cooperative	(3,587,230)	6,274,921	7,080,155
United Sugars	361,693	(315,151)	771,949
Midwest Agri	(40,337)	66,152	68,615

Ending Balance	$15,571,283	$18,837,157	$12,811,235

An accumulated balance of other comprehensive loss as follows:

Fiscal Year Ended August 31:	2011	2010	2009

Minn Dak Farmers Cooperative	$14,354,584	$17,941,814	$11,666,893
United Sugars	1,027,508	665,815	980,966
Midwest Agri	189,191	229,528	163,376

Ending Balance	$15,571,283	$18,837,157	$12,811,235

Non-qualified benefit plans

The Company has various non-qualified plans for those employees who meet certain requirements.

The Supplemental Executive Retirement Plan (SERP) is designed to provide an employee who exceeds the annual compensation limit of the Company’s defined benefit plan with a benefit as if the annual compensation limit didn’t apply. This plan is unfunded; therefore there are no assets associated with this plan. The cumulative liability for this plan for the years ended August 31, 2011, 2010, and 2009 was $372,310, $304,815, and $231,768, respectively.

The Non-Qualified Deferred Compensation plan allows an employee to defer wages to a future date. The deferment becomes part of the company assets. To receive payments under this plan, the participant must meet the requirements of the plan or separate from the Company. The cumulative assets and liabilities for this plan for the years ended August 31, 2011, 2010, and 2009 were $489,354, $411,507, and $365,015, respectively.

Non-Qualified key-life insurance - The Company has life insurance policies on a former executive sufficient to cover a $500,000 obligation to the former executive’s estate. The policies are self-sufficient, and requiring no additional funding for the term of the policies.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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
•	Quoted prices in active markets for similar assets or liabilities
•	Quoted prices for identical or similar assets or liabilities in markets that are not active
•	Or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

1.	Foreign Currency Forward Contracts — There were no open foreign currency forward contracts as of August 31, 2011.

2.

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, repricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contracts as of August 31, 2011 was a liability of $0.9 million. The current portion of the liability ($0.2 MM) is included in accrued liabilities and the long-term portion of the liability ($0.7 MM) is included in other long-term liabilities. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. Because the critical terms of the swap contracts and the notes payable are the same, the swap contracts effectively hedge the risk of changes in interest payments. Due to this, the changes in the fair value of the swap contracts have been excluded from the statement of operations. There were no assets or liabilities as of August 31, 2010 and 2009. Financial instruments recorded at fair value on a recurring basis are as follows:

			Fair Value of Liabilities as of August 31, 2011
Interest Rate Swaps
(In Millions)			Level 1	Level 2	Level 3	Total

Fiscal Year - Notional Amt - Ave Interest Rate

2012	$30.0 Million	0.853%	$—	$0.2	$—	$0.2
2013	$25.0 Million	1.870%	$—	$0.3	$—	$0.3
2014	$15.0 Million	2.879%	$—	$0.3	$—	$0.3
2015	$5.0 Million	2.943%	$—	$0.1	$—	$0.1

Total			$—	$0.9	$—	$0.9

NOTE 14 – SUBSEQUENT EVENTS

Recent LIBOR Swap Agreements

          The Company entered into the following effective 30-day LIBOR swap agreements on September 15, 2011.

Start Date	End Date	Notational Amount	LIBOR Rate
12-1-11	5-1-12	$15,000,000	0.4525%
12-3-12	5-1-13	$15,000,000	0.5550%
12-2-13	5-1-14	$15,000,000	0.9250%

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

3(ii)	Articles of Incorporation of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
3(iii)	Amended Bylaws of Minn-Dak Farmers Cooperative. Incorporated by reference from the Company’s7 Annual Report on Form 10-K for the fiscal year ended August 31, 2008 as filed on November 26, 2008.
10(a)	Growers’ SubCompliance Agreement (example of agreement which each Shareholder is required to sign) including Appendix A.
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

10(k)	Agreement for Electrical Service. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
10(l)	Master Coal Purchase and Sale Agreement and Railroad Equipment Lease Agreement (Confidential Treatment has been requested as to certain provisions) as filed on November 24, 2010.
10(m)	Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
10(p)	Amendment to Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997 as filed on November 25, 1997.
10(q)	Amendment to Minn-Dak Farmers Cooperative Pension Plan. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998 as filed on November 24, 1998.
10(r)

David H. Roche Employment Agreement. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 as filed on November 29, 2001 and Amended and Restated Agreement dated August 27, 2010.

10(s)	Richland County Development Revenue Refunding Bond agreement dated February 18, 2010 as filed on November 24, 2010.
10(t)	CoBank revolving credit supplement dated November 15, 2010 as filed on November 24, 2010.
12	Statement re Computation of Ratio of Net Proceeds to Fixed Charges.
21	Subsidiaries of the Registrant. Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-94644), declared effective September 11, 1995.
31.1	Certification of the President/Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Executive Vice President/Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.3	Certification of the Controller/Chief Accounting Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
32	Certification of the President/Chief Executive Officer and the Executive Vice President/Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
99.1	Audit Committee Charter. Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 as filed on November 26, 2003

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

SIGNATURE	TITLE	REPORT DATE

/s/ David H. Roche	President and	November 1, 2011
David H. Roche	Chief Executive Officer

/s/ Steven M. Caspers	Executive Vice President and	November 1, 2011
Steven M. Caspers	Chief Financial Officer

/s/ Allen E. Larson	Controller and	November 1, 2011
Allen E. Larson	Chief Accounting Officer

/s/ Dale Blume	Director	November 1, 2011
Dale Blume

/s/ Dennis Butenhoff	Director	November 1, 2011
Dennis Butenhoff

/s/ Brent Davison	Director	November 1, 2011
Brent Davison

/s/ Doug Etten	Director	November 1, 2011
Doug Etten

/s/ Patrick Freese	Director	November 1, 2011
Patrick Freese

/s/ Dennis Klosterman	Director	November 1, 2011
Dennis Klosterman

/s/ Russell Mauch	Director	November 1, 2011
Russell Mauch

/s/ C Kevin Kutzer	Director	November 1, 2011
C Kevin Kutzer

/s/ Charles Steiner	Director	November 1, 2011
Charles Steiner