Form 10-Q
period 2011-11-30
MINN DAK FARMERS COOPERATIVE
filed 2012-01-12
CIK 948218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2011

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

Large Accelerated Filer   ☐            Accelerated Filer   ☐            Non-Accelerated Filer   ☒            Smaller Reporting Co    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 12, 2012
$250 Par Value	475

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	Nov 30, 2011 (Unaudited)	Aug 31, 2011 (Audited)
ASSETS

CURRENT ASSETS
Cash	$161	$46

Current bond trust	561	1,644

Receivables
Trade accounts	18,482	19,288
Patrons	1,548	15,460
Receivable from affiliates	806	4,456
Other receivables	109	109
Total Receivables	20,945	39,313

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	69,208	38,834
Non-member refined sugar	455	4,730
Sugarbeet inventory	77,060	—
Yeast	183	157
Beet chemicals	4,063	4,063
Materials and supplies	15,644	15,761
Total Inventories	166,613	63,545

Deferred charges	143	1,693
Prepaid expenses	2,271	2,111
Current deferred income tax asset	11	11

Total Current Assets	190,705	108,363

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	29,622	28,742
Buildings	37,964	37,883
Factory/Agricultural equipment	163,884	159,371
Other equipment	6,620	6,620
Capitalized leases	3,353	3,353
Construction in progress	10,318	13,917
Total Property, Plant and Equipment	251,761	249,886
Less accumulated depreciation	(146,777)	(144,527)
Net Property, Plant and Equipment	104,984	105,359

OTHER ASSETS
Investment in other cooperatives and other corporations	10,945	10,921
Investment in unconsolidated marketing subsidiaries	201	181
Bond trust	102	1,912
Bond financing costs	487	297
Other long-term assets	1,854	3,446
Total Other Assets	13,589	16,757

TOTAL ASSETS	$309,278	$230,479

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PATRONS’ INVESTMENT
(In Thousands)

	Nov 30, 2011 (Unaudited)	Aug 31, 2011 (Audited)
LIABILITIES AND PATRONS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$72,014	$40,646

Current portion of long-term debt and capital leases	3,012	3,012

Accounts payable:
Trade	11,577	18,459
Checks outstanding	1,861	928
Patrons	70,221	24,377
Total Accounts Payable	83,659	43,764

Income tax	4	—

Payable to affiliates	1,837	1,674

Accrued liabilities	3,837	3,788

Total Current Liabilities	164,363	92,884

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	41,945	42,901

LONG-TERM DEFERRED INCOME TAX LIABILITY	155	177

OTHER LONG-TERM LIABILITIES	681	753

LONG-TERM PENSION LIABILITY	17,916	17,050

COMMITMENTS AND CONTINGENCIES

Total Liabilities	225,060	153,765

PATRONS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 476 shares at November 30, 2011 and 476 shares at August 31, 2011	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,104	3,104
Nonqualified allocated patronage	35,717	28,299
Accumulated other comprehensive loss-interest swap	(858)	(903)
Accumulated other comprehensive loss-pension	(15,556)	(15,571)
Retained earnings	11,115	11,089
Total Patrons’ Investment	84,218	76,714

TOTAL LIABILITIES AND PATRONS’ INVESTMENT	$309,278	$230,479

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three-Months Ended
	Nov 30, 2011	Nov 30, 2010

REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$76,861	$74,379
Changes in finished goods inventory and in-process sugar at NRV	30,374	50,517
Total Revenue	107,235	124,896

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	24,305	29,504
Sales and distribution costs	17,805	15,089
General and administrative	1,953	2,025
Interest	636	581
(Gain) loss on disposition of property and equipment	4	(1)
Total Expenses	44,703	47,198

TOLLING & OTHER REVENUE	178	71

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS BEFORE INCOME TAXES	62,710	77,769

INCOME TAX BENEFIT (EXPENSE)	17	22

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS	$62,727	$77,791

DISTRIBUTION OF NET PROCEEDS
Credited to patrons’ investment
Components of net income
Income from non-patron business	$27	$23
Patronage income	7,418	9,709
Net income credited to patrons’ investment	7,445	9,732

Allocated costs of sugarbeets paid or payable to patrons for production to date	$55,282	$68,059

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS	$62,727	$77,791

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three-Months Ended
	Nov 30, 2011	Nov 30, 2010

OPERATING ACTIVITIES
Net income credited to patrons’ investment	$7,445	$9,732
Accumulated other comprehensive gain/(loss)-interest swap	45	—
Add (deduct) noncash items:
Depreciation	2,405	2,162
Amortization	174	154
(Gain) loss on property and equipment disposals	4	(1)
Loss allocated from unconsolidated marketing subsidiaries	(5)	(1)
Noncash portion of patronage capital credits	(23)	(32)
Deferred income taxes	(22)	(22)
Changes in operating assets and liabilities
Accounts receivable and advances	18,368	6,067
Inventory and prepaid expenses	(103,229)	(146,677)
Deferred charges and other assets	2,777	3,370
Accounts payable, accrued liabilities and other liabilities	46,164	72,064
Net cash (used in)/provided by operating activities	(25,897)	(53,184)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	—	1
Tax exempt bond trust draw	2,893	4,731
Capital expenditures	(2,034)	(3,662)
Net cash (used in)/provided by investing activities	859	1,070

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	31,368	57,233
Checks outstanding	933	206
Payment of long-term debt and capital leases	(956)	(950)
Payment of financing fees	—	(390)
Equity payment to estate	—	(10)
Payment of allocated patronage	(6,192)	(4,020)
Net cash (used in)/provided by financing activities	25,153	52,069

NET INCREASE/(DECREASE) IN CASH	115	(45)

CASH, BEGINNING OF YEAR	46	129

CASH, END OF PERIOD	$161	$84

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$426	$381

Income taxes, net of refunds	$1	$548

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unit retain deductions from patron payable	$—	$2,456

Proceeds for bond issuance transferred to restricted investment	$—	$8,815

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

NOVEMBER 30, 2011 and 2010

(Unaudited)

1.       The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month period ended November 30, 2011 and 2010 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The results of operations for the three-month period ended November 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2012.

2.       Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at Net Realizable Value (“NRV”), while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Third-party refined sugar costs include product, delivery, poll adjustment, and refining fee costs. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies (including conventional seed and chemicals) are valued at most recent purchase price that approximates cost. During the periods when sugarbeets are purchased from shareholder/growers and/or non-members, but not yet converted into refined sugar or in-process sugar, that sugarbeet inventory is valued at grower and/or non-members payment cost. In valuing inventories at NRV, the Company, in effect sells the remaining inventory to the subsequent period’s sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.       In September 2011, and effective as of August 31, 2011, the Company revolved the remaining 76% of the allocated patronage for the fiscal year ended August 31, 2005 totaling $3,706,906 and 59% of the allocated patronage for the fiscal year ended August 31, 2006, totaling $2,485,193. In addition, for the fiscal period ending August 31, 2011 the Company revolved $23,830 of allocated patronage and $4,451 of unit retains to certain deceased members estates.

4.       In November 2011, the Company allocated to shareholders $6.2 million of patronage from the 2010-crop in the form of non-qualified allocated patronage credits.

5.       Short term credit capacity as of November 30, 2011 totaled $93.0 million; $56.0 million has been borrowed from CoBank (the “Bank”) and $16.0 million from the USDA Commodity Credit Corporation “CCC”. That leaves the Company with a remaining short-term credit capacity totaling $21.0 million. The increase in seasonal debt from August 31, 2011 to November 30, 2011 is due to normal seasonal operations for a 1.9 million ton crop.

Source	Capacity	Utilized	Unused Capacity
	(In Millions)

Co-Bank	$65.0	$56.0	$9.0
CCC	$28.0	$16.0	$12.0
Total	$93.0	$72.0	$21.0

6.       On November 15, 2011, the Company and its Bank agreed to a temporary increase in the seasonal line of credit from $45.0 million to $65.0 million through December 31, 2011. On December 22, 2011, the Company and the Bank agreed to establish the seasonal line of credit from January 1, 2012 through December 31, 2012 at $65.0 million.

7.       On November 30, 2010, the Company applied for and received approval from Richland County to sell $8.8 million of new tax-exempt bonds, which are also exempt from alternative minimum taxes, to finance future capital expenditures. These variable rate bonds (currently at 0.16 percent interest rate) were issued on November 30, 2010 with a single maturity date of November 1, 2025. The letters of credit from the Bank associated with all of the bonds were also renewed as of the date of the issuance of the November 30, 2010 bonds, with the letters of credit increasing $9.1 million, representing the $8.8 million in principal plus interest. These tax-exempt bond proceeds are held as a restricted investment in a bond trust until qualified expenditures related to the bonds have been expended by the Company.

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

•         Long-Term Debt, Inclusive of Current Maturities – Based upon discounted cash flows and current borrowing rates with similar maturities, the book value of the Bank debt of approximately $15.0 million and $15.8 million compares to fair values of $15.0 million and $15.8 million respectively as of November 30, 2011 and August 31, 2011.  Also included in the Company’s long-term debt was $28.1 million and $28.1, million in tax exempt bonds, in comparison to the fair value of $28.1 million and $28.1 million respectively as of November 30, 2011 and August 31, 2011.

•         Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s current bond trust and restricted long-term other assets was $0.7 million and $3.6 million in comparison to the fair value of $0.7 million and $3.6 million as of November 30, 2011 and August 31, 2011.

•         Investments in Other Cooperatives and Other Corporations – The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

•         Investments in Unconsolidated Marketing Subsidiaries – The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

•         Foreign Currency Forward Contracts – there were no open foreign currency forward contracts as of November 30, 2011 or August 31, 2011.

•         Interest Rate Contracts – Based on the zero coupon method in which the term, notional amount, and re-pricing date of the interest rate swap match the term, re-pricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contracts as of November 30, 2011 was a liability of $0.9 million and August 31, 2011 was a liability of $0.9 million. The current portion of the liability ($0.2 million as of November 30, 2011 and $0.2 million as of August 31, 2011) is included in accrued liabilities and the long-term portion of the liability ($0.7 million as of November 30, 2011 and $0.7 million as of August 31, 2011) is included in other long-term liabilities. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. Because the critical terms of the swap contracts and the notes payable are the same, the swap contracts effectively hedge the risk of changes in interest payments. Due to this, the changes in the fair value of the swap contracts have been excluded from the statement of operations. Financial instruments recorded at fair value on a recurring basis are as follows:

Interest Rate Swaps (In Millions)			Fair Value of Liabilities as of November 30, 2011

Fiscal Year	Notional Amt	Ave Interest Rate	Level 1	Level 2	Level 3	Total

2012	$45.0 Million	0.587%	$—	$0.1	$—	$0.1
2013	$40.0 Million	1.607%	$—	$0.4	$—	$0.4
2014	$30.0 Million	2.305%	$—	$0.3	$—	$0.3
2015	$5.0 Million	3.685%	$—	$0.1	$—	$0.1

Total			$—	$0.9	$—	0.9

Interest Rate Swaps (In Millions)			Fair Value of Liabilities as of August 31, 2011

Fiscal Year	Notional Amt	Ave Interest Rate	Level 1	Level 2	Level 3	Total

2012	$30.0 Million	0.853%	$—	$0.2	$—	$0.2
2013	$25.0 Million	1.870%	$—	$0.3	$—	$0.3
2014	$15.0 Million	2.879%	$—	$0.3	$—	$0.3
2015	$5.0 Million	3.685%	$—	$0.1	$—	$0.1

Total			$—	$0.9	$—	$0.9

9.       The Company’s shareholder/growers harvested 1,954,638 tons of sugarbeets from the 2011-crop, which created a revised (in December 2011) estimated payment liability of $130.8 million. As a result of increased net sales, the estimate was revised to $66.91 per ton (average quality beets) or $0.2267457 per harvested/bonus extractible pound of sugar.

10.    The sugar beet industry and the Company have been or are currently involved in various litigation concerning the approval of Roundup Ready® sugarbeets for planting in 2012 and forward. The legal proceedings to date have resulted in the finding that, for the 2012-crop, it is legal for the Company’s shareholder/growers to plant Roundup Ready® sugarbeet seed. However, the Company believes that there will continue to be legal challenges to the USDA’s partial deregulation of the Roundup Ready® sugarbeet seed. The ability of shareholder/growers to plant Roundup Ready® sugarbeets in subsequent years will be based upon actions by the USDA, which may be subject to further challenge by certain groups who oppose the partial deregulation.

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

11.    The following schedule provides the components of Net Periodic Benefit Cost for the Three-Months Ended, November 30, 2011 and 2010.

(In 000’s)	Pension Plan		Other Than Pension Plan
	FY2012	FY2011	FY2012	FY2011
Service Cost	$326	$320	$—	$—
Interest Cost	525	498	—	—
Expected return on plan assets	(493)	(416)	—	—
Amortization of prior service cost	8	8	—	—
Amortization of transition cost	—	—	—	—
Amortization of net (gain) loss	221	271	—	—
Net periodic benefit cost	$587	$681	$—	$—

Through the three-months ended November 30, 2011, the Company has made $0.0 million of contributions as compared to $0.0 million through the three-months ended November 30, 2010. The Company anticipates contributing $4.3 million in additional funds to its pension plan in Fiscal Year 2012, for a total of $4.3 million. Contributions in Fiscal Year 2011 totaled $1.8 million.

12.    Recently Issued Accounting Pronouncements:

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

In December, 2011 the FASB issued ASU 2011-12 deferring the effective date for amendments to the presentation and reclassification of items out of accumulated other comprehensive income in ASU 2011-05. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In June, 2011, the FASB issued ASU 2011-5. The objective of this amendment is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements as it only requires a change the format of the Consolidated Statements of Changes in Members’ Investment and Comprehensive Income.

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

In December, 2011, the FASB issued ASU 2011-10. The objective of this amendment is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real-estate as a result of default on the subsidiary’s nonrecourse debt. This guidance is effective for fiscal years ending after June 15, 2012, and interim and annual periods thereafter. This authoritative guidance will not have any effect on the Company’s financial statements.

In December, 2011, the FASB issued ASU 2011-11. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

13.    Change in Accounting Standards:

There were no changes to Accounting Standards for the quarter ending November 30, 2011.

14.    Subsequent Events:

The Company has considered subsequent events through the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion should be read in conjunction with information contained in the Consolidated Financial Statements and Notes thereto and in the Company’s Annual Report on Form 10-K for fiscal year ended August 31, 2011.

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) for the three-month period ended November 30, 2011 (the first quarter of the Company’s 2012 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

Any statements regarding future market prices, anticipated costs, agricultural results, operating results and other statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “plan”, “intend”, “could”, “may”, “predict” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, market factors, the effect of weather and economic conditions, farm and trade policy, the available supply of sugar, available quantity and quality of sugarbeets and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates since the filing of its Annual Report on form 10-K for the year ended August 31, 2011.

ESTIMATED FISCAL YEAR 2012/ CROP YEAR 2011 INFORMATION

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

The Company’s shareholder/growers harvested 1.95 million tons of sugarbeets from the 2011-crop, approximately 20 percent less than the most recent 5-year average. Sugar content of the 2011-crop was 5.0 percent above the average of the five most recent years. Due to the lower harvested tons and higher sugar content, the Company’s production of sugar from the 2011-Crop sugarbeets is expected to be 20.0 percent less than the average of the five most recent years of sugar production.

The Company’s initial sugarbeet payment estimate totaled $64.72 per ton or $0.2196174 per harvested /bonus extractible pound of sugar. As a result of increased net sales, the estimate was revised to $66.91 per ton (average quality beets) or $0.2267457 per harvested/bonus extractible pound of sugar and it is anticipated this revision to the beet payment estimate will be approved by the board of directors prior to the February 2012 beet payment. This revised projected payment is 28 percent more than the final 2010-crop payment per ton and 15 percent more per pound of extractible sugar. The higher projected 2011-crop payment per ton results from higher sugar content in the sugarbeets, improved sugar prices, offset by some degree by; increased operating and fixed costs per ton, less total tons of beets processed, offset by less beet discards, versus the prior year. The price per pound of extractible sugar was diluted by 0.7 percent due to bonus sugar for the 2011-crop vs. 6.5 percent for the 2010-crop. Bonus sugar is an incentive payment to shareholder/growers to deliver sugarbeets prior to main harvest. Harvest for the 2011-crop began on September 21, 2011 vs. the 2010-crop beginning on August 18, 2010.

As of the date of this report, the Company has taken into consideration key indicators of actual results vs. projections used for the revised sugarbeet payment estimate. Consideration has been given to beet inventory storage conditions, projected net selling prices, factory operation costs, and sugar, pulp and molasses production. No change in the revised estimated beet payment has resulted from this review. It is the Company’s policy to update its estimate of yearly crop payments only when a material change is sufficiently certain and the amount of such change is reasonably calculable.

RESULTS OF OPERATIONS

Comparison of the three-months ended November 30, 2011 and 2010

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/growers for production to date totaled $55.3 million, a decrease of $12.8 million or 18.8 percent from the prior year period. As of November 30, 2011, Management has revised the estimated Fiscal 2012 payment to shareholder/growers for sugarbeets to $130.8 million, which is $49.8 million or 27.6 percent less than the prior year.

The decrease in payments to shareholder/growers is based upon (i) a total shareholder/grower sugarbeet crop to process of 1.95 million tons with no discarded sugarbeets which is a 37 percent decrease from the 2010-crop, (ii) an average delivered sugar-content of 17.4 percent, which is a 3.5 percent increase from the 2010-crop and (iii) the Company’s increased projected selling price for its sugar, pulp, molasses and yeast when compared to the previous year.

Revenues for the three-month period ended November 30, 2011 were comprised of Sugar 86 percent, Pulp 5 percent, Molasses 5 percent and Yeast 4 percent.

Consolidated revenue for the three-month period ended November 30, 2011 from the sales of Sugar, Pulp, Molasses and Yeast as well as changes in finished goods inventory and in-process sugar at NRV, decreased $17.7 million or 14.1 percent from the three-month period ended November 30, 2010. The table below reflects the percentage changes in product revenues, prices and volumes for the three-month period ended November 30, 2011.

	Revenue $ Million	Change vs. 2010	Revenue Percent Change	Selling Price Percent Change	Volume Percent Change

Sugar	$66.0	$3.6	5.8%	16.9%	(11.1%)
Pulp	4.0	(1.5)	(27.7)	22.6	(50.3)
Molasses	4.0	0.8	25.4	4.2	21.2
Yeast	2.9	(0.4)	(12.0)	(4.0)	(8.0)
Finished Goods/NRV	30.3	(20.2)

Total	$107.2	$(17.7)	(14.1%)

The decrease in volume of sugar sold is attributable to a smaller 2011-crop, delivered by shareholder/growers coupled with a very high demand from customers. The net decrease in volume of co-products sold is attributable to a smaller 2011-crop causing a later start to manufacturing on a pool wide basis. Overall returns per ton for Pulp and Molasses are projected to be higher for the Fiscal Year ended August 31, 2012. Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales. Yeast sales volume decreased due to existing customers’ decreased demand for yeast in the 2011 period.

The value of finished product inventories for the three-month period ended November 30, 2011 increased $30.3 million, $20.2 million less than the three-month period ended November 30, 2010. The change in Sugar and Juice inventories accounted for substantially all of the change vs. 2010.

Expenses for the three-month period ended November 30, 2011 decreased $2.5 million. $5.2 million decreased due to fewer operating days, $2.7 million increased due to Sales and Distribution Costs associated with third party sugar purchases and less than $0.1 million decreased due to General, Administrative, and Interest costs.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for shareholder/grower-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all Company business expenses. In addition, actual cash payments to shareholder/growers are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of per unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This shareholder financing arrangement may result in an additional source of liquidity and reduce outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short-term financing has been primarily provided by Co-Bank (the Bank). Long-term financing has been a combination of conventional loans with the Bank and tax exempt bonds whose required letters of credit have been provided by The Bank. The Company also has the ability to borrow money on a short-term basis from the USDA Commodity Credit Corporation “CCC” using the Company’s sugar inventory as collateral.

On November 15, 2011, the Company and its Bank agreed to a temporary increase in the seasonal line of credit from $45.0 million to $65.0 million through December 31, 2011. On December 22, 2011, the Company and the Bank agreed to establish the seasonal line of credit from January 1, 2012 through December 31, 2012 at $65.0 million.

November 30, 2011 Seasonal Debt Information:

Source	Capacity	Utilized	Unused Capacity
	(In Millions)

Co-Bank	$65.0	$56.0	$9.0
CCC	$28.0	$16.0	$12.0
Total	$93.0	$72.0	$21.0

During the three-month period ended November 30, 2011 the Company was reimbursed from the bond trust for qualified capital expenditures in the amount of $2.9 million in accordance with the sale of $8.8 million in tax exempt bonds during fiscal 2011. In addition, the Company is eligible to have an additional $0.6 million reimbursed from the bond trust as of November 30, 2011 as an additional source of available cash.

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

As of November 30, 2011 the Company was in compliance with its loan agreement covenants with the Bank.

Net Cash used in operations totaled $25.9 million for the three-month period ended November 30, 2011, compared to $53.2 million used for the previous period. This decrease of $27.3 million in net cash used vs. the period ended November 30, 2011; was primarily due to the differences in the sugarbeet projected payments recorded liability, actual payments to shareholder/growers , and the associated additional inventory needs for processing materials from the record 2010-crop vs. the 2011-crop.

The net cash provided by investing activities totaled $0.9 million for the three-month period ended November 30, 2011, compared to $1.1 million provided by for the period ended November 30, 2010. The primary change was the result of less Capital Expenditures and less Tax Exempt Bond Trust draws.

The net cash provided by financing activities totaled $25.2 million for the three-month period ended November 30, 2011 compared to $52.1 million for the period ended November 30, 2010. This decrease of $26.9 million was primarily due to a $25.9 million decrease in short term debt obligations required for the payment of sugarbeets from the record 2011-crop vs. 2010-crop. All other factors totaled $1.1 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

Working capital increased $10.9 million for the for the three-month period ended November 30, 2011. The Company funds its capital expenditure and debt retirement needs primarily from operating activities.

Cash increased $0.1 million for the for the three-month period ended November 30, 2011.

Capital expenditures for fiscal year 2012 have been approved at $9.0 million. The capital expenditures are for equipment to improve efficiency, improved beet storage, improved rail facilities and safety and replacement activities. Failure by the Company to make capital expenditures over a period of years could result in the Company being less competitive due to its failure to reduce costs, increase operating efficiencies or increase revenues.

The Bonds are secured by a Letters of Credit from the Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, ND.

The Company is not aware of any known trends, demands, commitments, events or uncertainties that will likely result in the Company’s liquidity increasing or decreasing materially.

Other than those items described above, the Company is not aware of any known material trends, either favorable or unfavorable, that would cause the mix of equity to debt or the cost of debt to materially change.

OTHER

Estimated Fiscal Year 2013 Information

The Company’s Board of Directors initial planting level for the 2012-crop has been established at a minimum of 140% and a maximum of 160% times units of stock. The Company’s Board of Directors is authorized to modify the Company’s planting level based upon changing facts and circumstances.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk since the filing of the Company’s 10-K for the Fiscal Year ended August 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 30, 2011, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no material changes to the Company’s internal control over financial reporting since the filing of the Company’s Form 10-K for the period ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Item 3. Legal Proceedings in the Company’s 2011 Annual Report on Form 10-K.

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K. For a detailed discussion of certain risk factors that could affect the Company’s operations, financial condition or results for future periods, see Item 1 A, Risk factors in the Company’s 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

a)  Exhibits

Item #31.1   Section 302 Certification of the President and Chief Executive Officer

Item #31.2   Section 302 Certification of the Vice President and Chief Financial Officer

Item #32.1   Section 906 Certification of the President and Chief Executive Officer

Item #32.2   Section 906 Certification of the Vice President and Chief Financial Officer

b)  Bylaws

Item 3(iv) Amended Bylaws of Minn-Dak Farmers Cooperative. Incorporated by reference as filed on Form 8-k on December 12, 2011.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	JANUARY 12, 2012	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	JANUARY 12, 2012	/s/ RICHARD J. KASPER
Richard J. Kasper
Vice President and Chief Financial Officer

