Form 10-Q/A
period 2011-11-30
MINN DAK FARMERS COOPERATIVE
filed 2012-02-07
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Amendment NO. 1 TO

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒     Smaller Reporting Co ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 12, 2012
$250 Par Value	475

EXPLANATORY NOTE

On January 12, 2012, Minn-Dak Farmers Cooperative (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended November 30, 2011. This Amendment No. 1 to Form 10-Q amends the Quarterly Report on Form 10-Q for the period ended November 30, 2011, as filed with the Securities and Exchange Commission, and is for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q other than furnishing the exhibit described above. This Amendment No. 1 to the Form 10-Q continues to speak of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

The following exhibits are furnished herewith or incorporated herein pursuant to Regulation S-K, Item 601:

Item 31.1*	Section 302 Certification of the President and Chief Executive Officer

Item 31.2*	Section 302 Certification of the Vice President and Chief Financial Officer

Item 32.1*	Section 906 Certification of the President and Chief Executive Officer

Item 32.2*	Section 906 Certification of the Vice President and Chief Financial Officer

Item 101 **	Interactive Data File

* Previously filed or furnished as an exhibit to Minn-Dak Farmers Cooperative’s quarterly report on Form 10-Q for the quarter ended November 30, 2011 and filed on January 12, 2012.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	FEBRUARY 7, 2012	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	FEBRUARY 7, 2012	/s/ RICHARD J. KASPER
Richard J. Kasper
Vice President and Chief Financial Officer