Form 10-Q
period 2012-02-29
MINN DAK FARMERS COOPERATIVE
filed 2012-04-13
CIK 948218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 29, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Co ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 13, 2012
$250 Par Value	480

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
ASSETS
(In Thousands)

	Feb 29, 2012 (Unaudited)	Aug 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash	$146	$46
Current bond trust	—	1,644
Receivables
Trade accounts	14,723	19,288
Patrons	—	15,460
Receivable from affiliates	5,465	4,456
Other receivables	109	109
Total Receivables	20,297	39,313
Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	132,708	38,834
Non-member refined sugar	2,409	4,730
Sugarbeet inventory	10,935	—
Yeast	177	157
Materials and supplies	13,149	15,761
Total Inventories	159,378	59,482
Deferred charges	847	1,693
Prepaid expenses	2,049	2,111
Prepaid beet seed	8,642	—
Current deferred income tax asset	27	11
Total Current Assets	191,386	104,300
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	29,622	28,742
Buildings	37,964	37,883
Factory/Agricultural equipment	163,884	159,371
Other equipment	6,633	6,620
Capitalized leases	3,331	3,353
Construction in progress	11,120	13,917
Total Property, Plant and Equipment	252,554	249,886
Less accumulated depreciation	(149,176)	(144,527)
Net Property, Plant and Equipment	103,378	105,359
OTHER ASSETS
Investment in other cooperatives and other corporations	10,721	10,921
Investment in unconsolidated marketing subsidiaries	226	181
Beet chemicals	3,388	4,063
Bond trust	—	1,912
Bond financing costs - net of amortization	282	297
Other long-term assets	2,053	3,446
Total Other Assets	16,670	20,820
TOTAL ASSETS	$311,434	$230,479

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND PATRONS’ INVESTMENT
(In Thousands)

	Feb 29, 2012 (Unaudited)	Aug 31, 2011 (Audited)
LIABILITIES AND PATRONS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$76,812	$40,646

Current portion of long-term debt and capital leases	2,991	3,012

Accounts payable:
Trade	7,734	18,459
Checks outstanding	1,009	928
Patrons	48,765	24,377
Total Accounts Payable	57,508	43,764

Income tax	69	—

Payable to affiliates	1,503	1,674

Accrued liabilities	9,190	3,788

Total Current Liabilities	148,073	92,884

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	40,997	42,901

LONG-TERM DEFERRED INCOME TAX LIABILITY	133	177

OTHER LONG-TERM LIABILITIES	657	753

LONG-TERM PENSION LIABILITY	16,115	17,050

COMMITMENTS AND CONTINGENCIES

Total Liabilities	205,975	153,765

PATRONS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 476 shares at February 29, 2012 and 476 shares at August 31, 2011	119	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,104	3,104
Nonqualified allocated patronage	57,004	28,299
Accumulated other comprehensive loss-interest swap	(951)	(903)
Accumulated other comprehensive loss-pension	(15,541)	(15,571)
Retained earnings	11,147	11,089
Total Patrons’ Investment	105,459	76,714

TOTAL LIABILITIES AND PATRONS’ INVESTMENT	$311,434	$230,479

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011

REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$70,936	$82,988	$147,797	$157,367
Changes in finished goods inventory and in-process sugar at NRV	63,500	19,346	93,874	69,863
Total Revenue	134,436	102,334	241,671	227,230

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	24,494	23,875	48,799	53,379
Sales and distribution costs	10,486	13,234	28,291	28,323
General and administrative	2,247	2,069	4,201	4,093
Interest	599	759	1,235	1,340
(Gain) loss on disposition of property and equipment	1	—	4	(1)
Total Expenses	37,827	39,937	82,530	87,134

TOLLING & OTHER REVENUE	630	17	808	190

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS BEFORE INCOME TAXES	97,239	62,516	159,949	140,286

INCOME TAX BENEFIT (EXPENSE)	4	17	21	39

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS	$97,243	$62,533	$159,970	$140,325

DISTRIBUTION OF NET PROCEEDS
Credited to patrons’ investment
Components of net income
Income from non-patron business	$31	$21	$58	$44
Patronage income	21,288	10,100	28,706	19,810
Net income credited to patrons’ investment	21,319	10,121	28,764	19,854

Allocated costs of sugarbeets paid or payable to patrons for production to date	$75,924	$52,412	$131,206	$120,471

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS	$97,243	$62,533	$159,970	$140,325

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six-Months Ended
	Feb 29, 2012	Feb 28, 2011

OPERATING ACTIVITIES
Net income credited to patrons’ investment	$28,764	$19,854
Accumulated other comprehensive (loss)-interest swap	(48)	—
Add (deduct) noncash items:
Depreciation	4,812	4,341
Amortization	251	246
(Gain) loss on property and equipment disposals	4	(1)
(Gain) Loss allocated from unconsolidated marketing subsidiaries	(14)	1
Noncash portion of patronage capital credits	(212)	(194)
Deferred income taxes	(60)	(55)
Changes in operating assets and liabilities
Accounts receivable and advances	19,015	2,500
Inventory and prepaid expenses	(108,476)	(110,098)
Deferred charges and other assets	2,677	765
Accounts payable, accrued liabilities and other liabilities	24,125	35,015
Net cash (used in)/provided by operating activities	(29,162)	(47,626)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	—	1
Tax exempt bond trust draw	3,556	6,782
Capital expenditures	(2,849)	(6,318)
Patronage received from other coops	413	412
Net cash (used in)/provided by investing activities	1,120	877

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	36,166	52,217
Checks outstanding	81	978
Payment of long-term debt and capital leases	(1,913)	(1,901)
Payment of financing fees	—	(390)
Equity payment to estate	—	(10)
Payment of allocated patronage	(6,192)	(4,020)
Net cash (used in)/provided by financing activities	28,142	46,874

NET INCREASE/(DECREASE) IN CASH	100	125

CASH, BEGINNING OF YEAR	46	129

CASH, END OF PERIOD	$146	$254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$830	$975

Income taxes, net of refunds	$3	$574

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unit retain deductions from patron payable	$—	$3,108

Proceeds for bond issuance transferred to restricted investment	$—	$8,815

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
FEBRUARY 29, 2012 and FEBRUARY 28, 2011
(Unaudited)

1.

The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month and six-month periods ended February 29, 2012 and February 28, 2011 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The results of operations for the three-month and six-month periods ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2012.

2.

Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at Net Realizable Value (“NRV”), while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Third-party refined sugar costs include product, delivery, poll adjustment, and refining fee costs. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies (including conventional seed and chemicals) are valued at most recent purchase price that approximates cost. During the periods when sugarbeets are purchased from shareholder/patrons and/or non-members, but not yet converted into refined sugar or in-process sugar, that sugarbeet inventory is valued at patron and/or non-members payment cost. In valuing inventories at NRV, the Company, in effect sells the remaining inventory to the subsequent period’s sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.

In September 2011, and effective as of August 31, 2011, the Company revolved the remaining 76.0 percent of the allocated patronage for the fiscal year ended August 31, 2005 totaling $3,706,906 and 59.0 percent of the allocated patronage for the fiscal year ended August 31, 2006, totaling $2,485,193. In addition, for the fiscal period ending August 31, 2011 the Company revolved $23,830 of allocated patronage and $4,451 of unit retains to certain deceased members’ estates.

4.	In November 2011, the Company allocated to shareholders $6.2 million of patronage from the 2010-crop in the form of non-qualified allocated patronage credits.

5.

Short term credit capacity as of February 29, 2012 totaled $108.3 million; $41.6 million has been borrowed from CoBank (the “Bank”) and $35.2 million from the USDA Commodity Credit Corporation “CCC”. That leaves the Company with a remaining short-term credit capacity totaling $31.5 million. The increase in seasonal debt from August 31, 2011 to February 29, 2012 is due to normal seasonal operations for a 1.95 million ton crop.

Source	Capacity	Utilized	Unused Capacity
	(In Millions)
Co-Bank	$65.0	$41.6	$23.4
CCC	43.3	35.2	8.1
Total	$108.3	$76.8	$31.5

6.

On December 22, 2011, the Company and the Bank agreed to establish the seasonal line of credit from January 1, 2012 through December 31, 2012 at $65.0 million. The letters of credit were also renewed on December 22, 2011 through December 31, 2012.

7.

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

•

Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the book value of the Bank debt of approximately $14.1 million and $15.8 million compares to fair values of $14.1 million and $15.8 million respectively as of February 29, 2012 and August 31, 2011. Also included in the Company’s long-term debt was $28.1 million and $28.1 million in tax exempt bonds, in comparison to the fair value of $28.1 million and $28.1 million respectively as of February 29, 2012 and August 31, 2011.

•

Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s current bond trust and restricted long-term other assets was $0.0 million and $3.6 million in comparison to the fair value of $0.0 million and $3.6 million respectively as of February 29, 2012 and August 31, 2011.

•

Investments in Other Cooperatives and Other Corporations - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

•

Investments in Unconsolidated Marketing Subsidiaries - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

•

Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and repricing date of the interest rate swap match the term, re-pricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contracts as of February 29, 2012 was a liability of $1.0 million and August 31, 2011 was a liability of $0.9 million. The current portion of the liability ($0.3 million as of February 29, 2012 and $0.2 million as of August 31, 2011) is included in accrued liabilities and the long-term portion of the liability ($0.7 million as of February 29, 2012 and $0.7 million as of August 31, 2011) is included in other long-term liabilities. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. Because the critical terms of the swap contracts and the notes payable are the same, the swap contracts effectively hedge the risk of changes in interest payments. Due to this, the changes in the fair value of the swap contracts have been excluded from the statement of operations. Financial instruments recorded at fair value on a recurring basis are as follows:

Interest Rate Swaps (In Millions)			Fair Value of Liabilities as of February 29, 2012

Fiscal Year	Notional Amt.	Ave Interest Rate	Level 1	Level 2	Level 3	Total

2012	$45.0 Million	0.663%	$—	$0.1	$—	$0.1
2013	$40.0 Million	1.607%	—	0.4	—	0.4
2014	$30.0 Million	2.305%	—	0.3	—	0.3
2015	$5.0 Million	3.685%	—	0.2	—	0.2

Total			$—	$1.0	$—	$1.0

Interest Rate Swaps (In Millions)			Fair Value of Liabilities as of August 31, 2011

Fiscal Year	Notional Amt.	Ave Interest Rate	Level 1	Level 2	Level 3	Total

2012	$30.0 Million	0.853%	$—	$0.2	$—	$0.2
2013	$25.0 Million	1.870%	—	0.3	—	0.3
2014	$15.0 Million	2.879%	—	0.3	—	0.3
2015	$5.0 Million	3.685%	—	0.1	—	0.1

Total			$—	$0.9	$—	$0.9

8.

The Company’s shareholder/patrons harvested 1,954,638 tons of sugarbeets from the 2011-crop, which created a revised (in March 2012) estimated payment liability of $142.1 million. As a result of increased net sales, the estimate was revised to $72.72 per ton (average quality beets) or $0.24643011 per harvested/bonus extractible pound of sugar.

9.

The sugar beet industry and the Company have been or are currently involved in various litigation concerning the approval of Roundup Ready® sugarbeets for planting in 2012 and forward. The legal proceedings to date have resulted in the finding that, for the 2012-crop, it is legal for the Company’s shareholder/patrons to plant Roundup Ready® sugarbeet seed. However, the Company believes that there will continue to be legal challenges to the USDA’s partial deregulation of the Roundup Ready® sugarbeet seed. The ability of shareholder/patrons to plant Roundup Ready® sugarbeets in subsequent years will be based upon actions by the USDA, which may be subject to further challenge by certain groups who oppose the partial deregulation.

Environmental law restrictions on the use of Roundup Ready® sugarbeet seeds or other restriction relating to sugarbeet seeds or herbicides could have a significant, negative financial impact on the Company and its shareholder/patrons.

The Company has incurred $4.1 million in costs related to the raising of conventional sugarbeet seed. $0.7 million of the $4.1 million in cost was expensed in fiscal year 2012. The remaining $3.4 million in cost is reflected as other assets and the method of allocating these costs to the 2012 or 2013 crop has yet to be determined. Management believes these assets are not impaired as of February 29, 2012 and August 31, 2011.

10.	The following schedule provides the components of Net Periodic Benefit Cost for the Six-Months Ended, February 29, 2012 and February 28, 2011.

(In 000’s)	Pension Plan		Other Than Pension Plan
	FY 2012	FY 2011	FY 2012	FY 2011
Service Cost	$653	$640	$—	$—
Interest Cost	1,050	996	—	—
Expected return on plan assets	(986)	(833)	—	—
Amoritzation of prior service cost	16	16	—	—
Amortization of transition cost	—	—	—	—
Amoritzation of net (gain) loss	442	542	—	—
Net periodic benefit cost	$1,175	$1,361	$—	$—

Through the six-months ended February 29, 2012, the Company has made $2.4 million of contributions as compared to $0.4 million through the six-months ended February 28, 2011. The Company anticipates contributing $1.9 million in additional funds to its pension plan in Fiscal Year 2012, for a total of $4.3 million. Contributions in Fiscal Year 2011 totaled $1.8 million.

11.	Recently Issued Accounting Pronouncements:

In December 2011 the FASB issued ASU 2011-11. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact of this accounting standard update.

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

12.	Change in Accounting Standards:

There were no changes to Accounting Standards for the quarter ending February 29, 2012.

13.

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassification had no impact on net income or member’s equity.

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

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) for the three-month and six-month periods ended February 29, 2012 (the second quarter of the Company’s 2012 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

ESTIMATED FISCAL YEAR 2012/ CROP YEAR 2011 INFORMATION

This discussion contains a summary of the Company’s current estimates of the financial results to be obtained from the Company’s processing of the 2011 sugarbeet crop. Given the nature of the estimates required in connection with the payments to shareholder/patrons for their sugarbeets, this discussion includes forward-looking statements regarding the quantity of sugar to be produced from the 2011 sugarbeet crop, the net selling price for the sugar and co-products produced by the Company and the Company’s operating costs. These forward-looking statements are based largely upon the Company’s expectations and estimates of future events; as a result, they are subject to a variety of risks and uncertainties. Some of those estimates, such as the selling price for the Company’s products, the quantity of sugar produced from the sugarbeet crop, changes in plant production efficiencies and sugarbeet storage conditions are beyond the Company’s control. The actual results experienced by the Company could differ materially from the forward-looking statements contained herein.

The Company’s shareholder/patrons harvested 1.95 million tons of sugarbeets from the 2011-crop, approximately 20.0 percent less than the most recent 5-year average. Sugar content of the 2011-crop was 5.0 percent above the average of the five most recent years. Due to the lower harvested tons and higher sugar content, the Company’s production of sugar from the 2011-Crop sugarbeets, after processing, but prior to the completion of granulation from thick juice, is expected to be 16.0 percent less than the average of the five most recent years of sugar production.

The Company’s initial sugarbeet payment estimate totaled $64.72 per ton or $0.2196174 per harvested /bonus extractible pound of sugar. As a result of increased net sales, the estimate has been revised to $72.72 per ton (average quality beets) or $0.24643011 per harvested/bonus extractible pound of sugar. This revised projected payment is 25.2 percent more than the final 2010-crop payment per ton and 24.5 percent more per pound of extractible sugar. The higher projected 2011-crop payment per ton results from higher sugar content in the sugarbeets, improved sugar prices, offset by some degree by; increased operating and fixed costs per ton, less total tons of beets processed, offset by less beet discards, versus the prior year. The price per pound of extractible sugar was diluted by 0.7 percent due to bonus sugar for the 2011-crop vs. 6.5 percent for the 2010-crop. Bonus sugar is an incentive payment to shareholder/patrons to deliver sugarbeets prior to main harvest. Harvest for the 2011-crop began on September 21, 2011 vs. the 2010-crop beginning on August 18, 2010.

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

RESULTS OF OPERATIONS

Comparison of the three-months ended February 29, 2012 and February 28, 2011

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/patrons for production to date totaled $75.9 million, an increase of $23.5 million or 44.9 percent from the prior year period. As of the date of this report, the Board of Directors has revised the estimated Fiscal 2012 payment to shareholder/patrons for sugarbeets to $142.1 million, which is $38.4 million or 21.3 percent less than the prior year.

The decrease in payments to shareholder/patrons is based upon (i) a total shareholder/patron sugarbeet crop to process of 1.95 million tons with no discarded sugarbeets which is a 37.1 percent decrease from the 2010-crop, (ii) an average delivered sugar-content of 17.61 percent, which is a 4.8 percent increase from the 2010-crop and (iii) the Company’s increased projected selling price for its sugar, pulp, molasses and yeast when compared to the previous year.

Sales for the three-month period ended February 29, 2012 were comprised of Sugar 79.8 percent, Pulp 11.0 percent, Molasses 4.5 percent and Yeast 4.7 percent.

Consolidated revenue for the three-month period ended February 29, 2012 from the sales of Sugar, Pulp, Molasses and Yeast as well as changes in finished goods inventory and in-process sugar at NRV, increased $32.1 million or 31.4 percent from the three-month period ended February 28, 2011. The table below reflects the percentage changes in product revenues, prices and volumes for the three-month period ended February 29, 2012.

	Revenue $ Million	Change vs. 2011	Revenue Percent Change	Selling Price Percent Change	Volume Percent Change

Sugar	$56.6	$(13.2)	-18.8%	7.7%	-26.5%
Pulp	7.8	2.9	58.0%	64.4%	-6.3%
Molasses	3.2	(1.9)	-37.4%	10.2%	-47.6%
Yeast	3.3	0.2	4.9%	3.7%	1.2%
Finished Goods/NRV	63.5	44.1

Total	$134.4	$32.1	31.4%

The decrease in volume of sugar sold is attributable to a smaller 2011-crop, delivered by shareholder/patrons. The net decrease in volume of co-products sold is attributable to a smaller 2011-crop. Overall returns per ton for Pulp and Molasses are projected to be higher for the Fiscal Year ended August 31, 2012. Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales. Yeast sales volume increased due to existing customers’ increased demand for yeast in the 2012 period.

The value of finished product inventories for the three-month period ended February 29, 2012 increased $63.5 million, $44.1 million more than the three-month period ended February 28, 2011. The change in Sugar and Juice inventories accounted for substantially all of the change vs. 2011.

Expenses for the three-month period ended February 29, 2012 decreased $2.1 million. $0.7 million increased due to conventional seed costs, $2.7 million decreased due to Sales and Distribution Costs, and less than $0.1 million decreased due to other Production Costs, General, Administrative, and Interest costs.

Comparison of the six-months ended February 29, 2012 and February 28, 2011

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/patrons for production to date totaled $131.2 million, an increase of $10.7 million or 8.9 percent from the prior year period. As of February 29, 2012, the Board of Directors has revised the estimated Fiscal 2012 payment to shareholder/patrons for sugarbeets to $142.1 million, which is $38.4 million or 21.3 percent less than the prior year.

The decrease in payments to shareholder/patrons is based upon (i) a total shareholder/patron sugarbeet crop to process of 1.95 million tons with no discarded sugarbeets which is a 37.1 percent decrease from the 2010-crop, (ii) an average delivered sugar-content of 17.61 percent, which is a 4.8 percent increase from the 2010-crop and (iii) the Company’s increased projected selling price for its sugar, pulp, molasses and yeast when compared to the previous year.

Sales for the six-month period ended February 29, 2012 were comprised of Sugar 82.9 percent, Pulp 8.0 percent, Molasses 4.9 percent and Yeast 4.2 percent.

Consolidated revenue for the six-month period ended February 29, 2012 from the sales of Sugar, Pulp, Molasses and Yeast as well as changes in finished goods inventory and in-process sugar at NRV, increased $14.4 million or 6.4 percent from the six-month period ended February 28, 2011. The table below reflects the percentage changes in product revenues, prices and volumes for the six-month period ended February 29, 2012.

	Revenue $ Million	Change vs. 2011	Revenue Percent Change	Selling Price Percent Change	Volume Percent Change

Sugar	$122.6	$(9.5)	-7.2%	12.0%	-19.2%
Pulp	11.8	1.3	12.8%	37.2%	-24.4%
Molasses	7.2	(1.1)	-13.4%	8.6%	-22.0%
Yeast	6.3	(0.2)	-3.8%	-0.3%	-3.5%
Finished Goods/NRV	93.8	23.9

Total	$241.7	$14.4	6.4%

The decrease in volume of sugar sold is attributable to a smaller 2011-crop, delivered by shareholder/patrons. The net decrease in volume of co-products sold is attributable to a smaller 2011-crop. Overall returns per ton for Pulp and Molasses are projected to be higher for the Fiscal Year ended August 31, 2012. Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales. Yeast sales volume decreased due to existing customers’ decreased demand for yeast in the six-month period ending February 29, 2012.

The value of finished product inventories for the six-month period ended February 29, 2012 increased $93.8 million, $23.9 million more than the six-month period ended February 29, 2012. The change in Sugar and Juice inventories accounted for substantially all of the change vs. 2011.

Expenses for the six-month period ended February 2012 decreased $4.6 million. $5.2 million decreased due to fewer operating days, $0.7 million increased due to conventional seed costs, and less than $0.1 million decreased due to Sales and Distribution costs, General, Administrative, and Interest costs.

LIQUIDITY AND CAPITAL RESOURCES

Because the Company operates as a cooperative, payment for shareholder/patron-delivered sugarbeets, the principal raw material used in producing the sugar and co-products it sells, are subordinated to all Company business expenses. In addition, actual cash payments to shareholder/patrons are spread over a period of approximately one year following delivery of sugarbeet crops to the Company and are net of per unit retains and patronage allocated to them, both of which remain available to meet the Company’s capital requirements. This shareholder financing arrangement may result in an additional source of liquidity and reduce outside financing requirements in comparison to a similar business operated on a non-cooperative basis. However, because sugar is sold throughout the year (while sugarbeets are processed primarily between September and April) and because substantial amounts of equipment are required for its operations, the Company has utilized substantial outside financing on both a seasonal and long-term basis to fund such operations. The short-term financing has been primarily provided by Co-Bank (the Bank). Long-term financing has been a combination of conventional loans with the Bank and tax exempt bonds whose required letters of credit have been provided by The Bank. The Company also has the ability to borrow money on a short-term basis from the USDA Commodity Credit Corporation “CCC” using the Company’s sugar inventory as collateral.

On December 22, 2011, the Company and the Bank agreed to establish the seasonal line of credit from January 1, 2012 through December 31, 2012 at $65.0 million.

February 29, 2012 Seasonal Debt Information:

Source	Capacity	Utilized	Unused Capacity
	(In Millions)

Co-Bank	$65.0	$41.6	$23.4
CCC	43.3	35.2	8.1
Total	$108.3	$76.8	$31.5

During the six-month period ended February 29, 2012 the Company was reimbursed from the bond trust for qualified capital expenditures in the amount of $3.6 million in accordance with the sale of $8.8 million in tax exempt bonds during fiscal 2011. The Company has now drawn all the available funds from the tax exempt bond activity.

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

As of February 29, 2012 the Company was in compliance with its loan agreement covenants with the Bank.

Net Cash used in operations totaled $29.2 million for the six-month period ended February 29, 2012, compared to $47.6 million used for the six-months ended February 28, 2011. This decrease of $18.4 million in net cash used vs. the prior period was primarily due to the differences in the sugarbeet projected payments recorded liability, actual payments to shareholder/patrons, and the associated additional inventory needs for processing materials from the record 2010-crop vs. the 2011-crop.

The net cash provided by investing activities totaled $1.1 million for the six-month period ended February 29, 2012, compared to $0.9 million provided by for the six-month period ended February 28, 2011. The primary change was Tax Exempt Bond Trust draws exceeded Capital Expenditures.

The net cash provided by financing activities totaled $28.1 million for the six-month period ended February 29, 2012 compared to $46.9 million for the six-month period ended February 28, 2011. This decrease of $18.8 million was primarily due to a $16.1 million decrease in short term debt obligations required for the payment of sugarbeets from the record 2010-crop vs. 2011-crop. All other factors totaled $2.7 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

Working capital increased $31.9 million for the six-month period ended February 29, 2012. The Company funds its capital expenditure and debt retirement needs primarily from operating activities.

Cash increased $0.1 million for the six-month period ended February 29, 2012.

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

OTHER

Estimated Fiscal Year 2013 Information

The Company’s Board of Directors initial planting level for the 2012-crop has been established at a minimum of 140.0 percent and a maximum of 160.0 percent times units of stock. The Company’s Board of Directors is authorized to modify the Company’s planting level based upon changing facts and circumstances.

A substantial portion of the projected 2012-crop sugar production has been contracted for sale at average prices slightly lower than the projected 2011-crop sales prices, but higher than historic averages.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 29, 2012, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None.

Item 6. Exhibits
a) Exhibits

Item #31.1 Section 302 Certification of the President and Chief Executive Officer
Item #31.2 Section 302 Certification of the Vice President and Chief Financial Officer
Item #32.1 Section 906 Certification of the President and Chief Executive Officer Item #32.2 Section 906 Certification of the Vice President and Chief Financial Office

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	APRIL 13, 2012	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	APRIL 13, 2012	/s/ RICHARD J. KASPER
Richard J. Kasper
Vice President and Chief Financial Officer