Form 10-Q
period 2012-05-31
MINN DAK FARMERS COOPERATIVE
filed 2012-07-16
CIK 948218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2012

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

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

Large Accelerated Filer   ☐            Accelerated Filer   ☐            Non-Accelerated Filer   ☒            Smaller Reporting Co    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 16, 2012
$250 Par Value	479

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	May 31, 2012 (Unaudited)	Aug 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash	$68	$46

Current bond trust	—	1,644

Receivables
Trade accounts	15,162	19,288
Patrons	14,378	15,460
Receivable from affiliates	6,421	4,456
Other receivables	3	109
Total Receivables	35,964	39,313

Inventories
Refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis	91,893	38,834
Non-member refined sugar	2,263	4,730
Yeast	204	157
Materials and supplies	14,254	15,761
Total Inventories	108,614	59,482

Deferred charges	1,625	1,693
Prepaid expenses	2,542	2,111
Other current assets	1,794	—
Current deferred income tax asset	27	11

Total Current Assets	150,634	104,300

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	29,953	28,742
Buildings	38,379	37,883
Factory/Agricultural equipment	168,271	159,371
Other equipment	7,002	6,620
Capitalized leases	3,331	3,353
Construction in progress	8,797	13,917
Total Property, Plant and Equipment	255,733	249,886
Less accumulated depreciation	(151,742)	(144,527)
Net Property, Plant and Equipment	103,991	105,359

OTHER ASSETS
Investment in other cooperatives and other corporations	10,848	10,921
Investment in unconsolidated marketing subsidiaries	246	181
Beet chemicals	3,388	4,063
Bond trust	—	1,912
Bond financing costs - net of amortization	283	297
Other long-term assets	2,070	3,446
Total Other Assets	16,835	20,820
TOTAL ASSETS	$271,460	$230,479

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND PATRONS’ INVESTMENT

(In Thousands)

	May 31, 2012 (Unaudited)	Aug 31, 2011 (Audited)

LIABILITIES AND PATRONS’ INVESTMENT

CURRENT LIABILITIES
Short-term notes payable	$49,416	$40,646

Current portion of long-term debt and capital leases	3,423	3,012

Accounts payable:
Trade	17,900	18,459
Checks outstanding	1,527	928
Patrons	31,028	24,377
Total Accounts Payable	50,455	43,764

Income tax	15	—

Payable to affiliates	1,514	1,674

Accrued liabilities	6,570	3,788

Total Current Liabilities	111,393	92,884

LONG-TERM DEBT, CAPITAL LEASES, AND BONDS PAYABLE, NET OF CURRENT PORTION	39,606	42,901

LONG-TERM DEFERRED INCOME TAX LIABILITY	111	177

OTHER LONG-TERM LIABILITIES	604	753

LONG-TERM PENSION LIABILITY	15,959	17,050

COMMITMENTS AND CONTINGENCIES

Total Liabilities	167,673	153,765

PATRONS’ INVESTMENT
Preferred stock:
Class A - 100,000 shares authorized, $105 par value; 72,200 shares issued and outstanding	7,581	7,581
Class B - 100,000 shares authorized, $75 par value; 72,200 shares issued and outstanding	5,415	5,415
Class C - 100,000 shares authorized, $76 par value; 72,200 shares issued and outstanding	5,487	5,487
Total Preferred stock	18,483	18,483
Common stock, 600 shares authorized, $250 par value; issued and outstanding, 479 shares at May 31, 2012, and 476 shares at August 31, 2011	120	119
Paid in capital in excess of par value	32,094	32,094
Unit retention capital	3,104	3,104
Nonqualified allocated patronage	55,282	28,299
Accumulated other comprehensive loss-interest swap	(945)	(903)
Accumulated other comprehensive loss-pension	(15,525)	(15,571)
Retained earnings	11,174	11,089
Total Patrons’ Investment	103,787	76,714

TOTAL LIABILITIES AND PATRONS’ INVESTMENT	$271,460	$230,479

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

REVENUE:
Sales of sugar, co-products and yeast, net of discounts	$78,006	$84,021	$225,803	$241,388
Changes in finished goods inventory and in-process sugar at NRV	(40,815)	8,390	53,059	78,253
Total Revenue	37,191	92,411	278,862	319,641

EXPENSES:
Production costs of sugar, in-process sugar, co-products and yeast sold	13,066	20,092	61,866	73,472
Sales and distribution costs	10,075	12,272	38,366	40,595
General and administrative	2,023	1,948	6,225	6,040
Interest	527	645	1,762	1,985
(Gain) loss on disposition of property and equipment	—	—	4	(1)
Total Expenses	25,691	34,957	108,223	122,091

TOLLING & OTHER REVENUE	318	873	1,127	1,064

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS BEFORE INCOME TAXES	11,818	58,327	171,766	198,614

INCOME TAX BENEFIT (EXPENSE)	22	22	43	61

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS	$11,840	$58,349	$171,809	$198,675

DISTRIBUTION OF NET PROCEEDS
Credited to patrons’ investment
Components of net income
Income from non-patron business	$27	$27	$85	$70
Patronage income	(1,722)	9,794	26,983	29,606
Net income credited to patrons’ investment	(1,695)	9,821	27,068	29,676

Allocated costs of sugarbeets paid or payable to patrons for production to date	$13,535	$48,528	$144,741	$168,999

NET PROCEEDS RESULTING FROM PATRON AND NON-PATRON BUSINESS	$11,840	$58,349	$171,809	$198,675

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine-Months Ended
	May 31, 2012	May 31 2011

OPERATING ACTIVITIES
Net income credited to patrons’ investment	$27,068	$29,676
Accumulated other comprehensive (loss)-interest swap	(41)	(466)
Add (deduct) noncash items:
Depreciation	7,385	6,505
Amortization	380	389
(Gain) loss on property and equipment disposals	4	(1)
(Gain) Loss allocated from unconsolidated marketing subsidiaries	(19)	(4)
Noncash portion of patronage capital credits	(340)	(584)
Deferred income taxes	(82)	(77)
Changes in operating assets and liabilities
Accounts receivable and advances	3,348	(20,135)
Inventory and prepaid expenses	(51,357)	(81,507)
Deferred charges and other assets	2,243	651
Accounts payable, accrued liabilities and other liabilities	13,683	44,789
Net cash (used in)/provided by operating activities	2,272	(20,764)

INVESTING ACTIVITIES
Proceeds from disposition of property, plant and equipment	—	1
Tax exempt bond trust draw	3,556	6,782
Capital expenditures	(6,022)	(12,204)
Patronage received from other coops	413	412
Net cash (used in)/provided by investing activities	(2,053)	(5,009)

FINANCING ACTIVITIES
Net proceeds from issuance of short-term debt	8,770	33,718
Checks outstanding	599	(149)
Payment of long-term debt and capital leases	(2,884)	(2,854)
Payment of financing fees	(490)	(750)
Equity payment to estate	—	(24)
Payment of allocated patronage	(6,192)	(4,020)
Net cash (used in)/provided by financing activities	(197)	25,921

NET INCREASE/(DECREASE) IN CASH	22	148

CASH, BEGINNING OF YEAR	46	129

CASH, END OF PERIOD	$68	$277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (Receipts from)
Interest	$1,255	$1,477

Income taxes, net of refunds	$57	$361

SUPPLEMENTAL DISCLOSURES
OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unit retain deductions from patron payable	$—	$3,104

Proceeds for bond issuance transferred to restricted investment	$—	$8,815

See Notes to Consolidated Financial Statements.

MINN-DAK FARMERS COOPERATIVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

MAY 31, 2012 and MAY 31, 2011

(Unaudited)

1.	The consolidated financial statements of the Company and that of its wholly owned subsidiary companies Minn-Dak Yeast Company (“Minn-Dak Yeast”) and Link Acquisition Company LLC (“Link”) for the three-month and nine-month periods ended May 31, 2012 and May 31, 2011 are unaudited and reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011. The results of operations for the three-month and nine-month periods ended May 31, 2012 and May 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending August 31, 2012.

2.	Inventories of refined sugar, in-process sugar, pulp and molasses to be sold on a pooled basis are valued at Net Realizable Value (“NRV”), while third-party purchased refined sugar to be sold on a pooled basis is valued at the lower of cost or market. Third-party refined sugar costs include product, delivery, poll adjustment, and refining fee costs. Inventory of yeast is valued at the lower of average cost or market. Materials and supplies (including conventional seed and chemicals) are valued using the lower of cost (determined using the first in first out method) or market. During the periods when sugarbeets are purchased from shareholder/patrons and/or non-members, but not yet converted into refined sugar or in-process sugar, that sugarbeet inventory is valued at patron and/or non-members payment cost. In valuing inventories at NRV, the Company, in effect sells the remaining inventory to the subsequent period’s sugar and co-product pool. Pooled product inventories will normally increase to a peak valuation at the end of the processing campaign and decrease to a low point of valuation at or near fiscal year end.

3.	In September 2011, and effective as of August 31, 2011, the Company revolved the remaining 76.0 percent of the allocated patronage for the fiscal year ended August 31, 2005 totaling $3,706,906 and 59.0 percent of the allocated patronage for the fiscal year ended August 31, 2006, totaling $2,485,193. In addition, for the fiscal period ending August 31, 2011 the Company revolved $23,830 of allocated patronage and $4,451 of unit retains to certain deceased members’ estates.

4.	In November 2011, the Company allocated to shareholders $6.2 million of patronage from the 2010-crop in the form of non-qualified allocated patronage credits.

5.	Short term credit capacity as of May 31, 2012 totaled $95.4 million; $23.2 million has been borrowed from CoBank (the “Bank”) and $26.2 million from the USDA Commodity Credit Corporation “CCC”. That leaves the Company with a remaining short-term credit capacity totaling $46.0 million. The increase in seasonal debt from August 31, 2011 to May 31, 2012 is due to normal seasonal operations for a 1.95 million ton crop.

Source	Capacity (In Millions)	Utilized	Unused Capacity

Co-Bank	$65.0	$(23.2)	$41.8
CCC	$30.4	$(26.2)	$4.2
Total	$95.4	$(49.4)	$46.0

6.	On December 22, 2011, the Company and the Bank agreed to establish the seasonal line of credit from January 1, 2012 through December 31, 2012 at $65.0 million. The letters of credit were also renewed on December 22, 2011 through December 31, 2012.

7.	Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Includes the following inputs:

•	Quoted prices in active markets for similar assets or liabilities
•	Quoted prices for identical or similar assets or liabilities in markets that are not active
•	Or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

•	Long-Term Debt, Inclusive of Current Maturities - Based upon discounted cash flows and current borrowing rates with similar maturities, the book value of the Bank debt of approximately $13.3 million and $15.8 million compares to fair values of $13.3 million and $15.8 million respectively as of May 31, 2012 and August 31, 2011. Also included in the Company’s long-term debt was $28.1 million and $28.1 million in tax exempt bonds, in comparison to the fair value of $28.1 million and $28.1 million respectively as of May 31, 2012 and August 31, 2011.
•	Proceeds for Bond Issuance Transferred to Restricted Investment – included in the Company’s current bond trust and restricted long-term other assets was $0.0 million and $3.6 million in comparison to the fair value of $0.0 million and $3.6 million respectively as of May 31, 2012 and August 31, 2011.

•	Investments in Other Cooperatives and Other Corporations - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

•	Investments in Unconsolidated Marketing Subsidiaries - The Company believes it is not practical to estimate the fair value of these investments without incurring excessive costs because there is no established market for these securities and equity interests, and it is inappropriate to estimate future cash flows which are largely dependent on future earnings of these organizations.

•	Interest Rate Contracts — Based on the zero coupon method in which the term, notional amount, and re-pricing date of the interest rate swap match the term, re-pricing date, and principal amount of the interest-bearing liability on which the hedging interest payments are due, the fair value of the interest rate contracts as of May 31, 2012 was a liability of $0.9 million and August 31, 2011 was a liability of $0.9 million. The current portion of the liability ($0.3 million as of May 31, 2012 and $0.2 million as of August 31, 2011) is included in accrued liabilities and the long-term portion of the liability ($0.6 million as of May 31, 2012 and $0.7 million as of August 31, 2011) is included in other long-term liabilities. Inputs used to measure the fair value of the interest rate swap contracts are quoted prices in active markets for similar assets or liabilities and therefore are contained within level 2 of the fair value hierarchy. Because the critical terms of the swap contracts and the notes payable are the same, the swap contracts effectively hedge the risk of changes in interest payments. Due to this, the changes in the fair value of the swap contracts have been excluded from the statement of operations. Financial instruments recorded at fair value on a recurring basis are as follows:

Interest Rate Swaps (In Millions)			Fair Value of Liabilities as of May 31, 2012

Fiscal Year	Notional Amt	Ave Interest Rate	Level 1	Level 2	Level 3	Total

2012	$45.0 Million	0.853%	$—	$0.0	$—	$0.0
2013	$40.0 Million	1.607%	$—	$0.4	$—	$0.4
2014	$30.0 Million	2.305%	$—	$0.4	$—	$0.4
2015	$5.0 Million	3.685%	$—	$0.1	$—	$0.1

Total			$—	$0.9	$—	0.9

Interest Rate Swaps (In Millions)			Fair Value of Liabilities as of August 31, 2011

Fiscal Year	Notional Amt	Ave Interest Rate	Level 1	Level 2	Level 3	Total

2012	$30.0 Million	0.853%	$—	$0.2	$—	$0.2
2013	$25.0 Million	1.870%	$—	$0.3	$—	$0.3
2014	$15.0 Million	2.879%	$—	$0.3	$—	$0.3
2015	$5.0 Million	3.685%	$—	$0.1	$—	$0.1

Total			$—	$0.9	$—	$0.9

8.	The Company’s shareholders/patrons harvested 1,954,638 tons of sugarbeets from the 2011-crop. The estimated sugarbeet payment liability totals $144.7 million at May 31, 2012. The estimated total sugarbeet payment per ton of average quality sugarbeets from the 2011-crop is $74.05.

9.	The sugar beet industry and the Company have been or are currently involved in various litigation concerning the approval of Roundup Ready® sugarbeets for planting in 2012 and forward. The legal proceedings to date have resulted in the finding that, for the 2012-crop, it is legal for the Company’s shareholder/patrons to plant and harvest sugarbeets produced from Roundup Ready® sugarbeet seed. However, the Company believes that there will continue to be legal challenges to the USDA’s partial deregulation of the Roundup Ready® sugarbeet seed. The ability of shareholder/patrons to plant Roundup Ready® sugarbeets in subsequent years will be based upon actions by the USDA, which may be subject to further challenge by certain groups who oppose the partial deregulation.

Environmental law restrictions on the use of Roundup Ready® sugarbeet seeds or other restriction relating to sugarbeet seeds or herbicides could have a significant, negative financial impact on the Company and its shareholder/patrons.

The Company has incurred $4.1 million in costs related to assuring a supply of conventional sugarbeet seed for its shareholders/patrons.  $0.7 million of the $4.1 million in cost was expensed in fiscal year 2012.  The remaining $3.4 million in cost is reflected as other assets and the method of allocating these costs to the 2013 or later crop year has yet to be determined. Management believes these assets are not impaired as of May 31, 2012 and August 31, 2011.

10.	The following schedule provides the components of Net Periodic Benefit Cost for the Nine-Months Ended, May 31, 2012 and May 31, 2011.

(In 000’s)	Pension Plan		Other Than Pension Plan
	FY2012	FY2011	FY2012	FY2011
Service Cost	$653	$640	$—	$—
Interest Cost	1,050	996	—	—
Expected return on plan assets	(986)	(833)	—	—
Amortization of prior service cost	16	16	—	—
Amortization of transition cost	—	—	—	—
Amortization of net (gain) loss	442	542	—	—
Net periodic benefit cost	$1,175	$1,361	$—	$—

Through the nine-months ended May 31, 2012, the Company has made $3.1 million of contributions as compared to $0.9 million through the nine-months ended May 31, 2011. The Company anticipates contributing $1.2 million in additional funds to its pension plan in Fiscal Year 2012, for a total of $4.3 million. Contributions in Fiscal Year 2011 totaled $1.8 million.

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

There were no changes to Accounting Standards for the nine-months ending May 31, 2012.

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

OVERVIEW

The following discussion and analysis relates to the financial condition and results of operations of Minn-Dak Farmers Cooperative (the “Company” or the “Registrant”) for the three-month and nine-month periods ended May 31, 2012 (the third quarter of the Company’s 2012 fiscal year). The Company’s fiscal year runs from September 1 to August 31.

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

The Company’s shareholder/patrons harvested 1.95 million tons of sugarbeets from the 2011-crop, approximately 20.0 percent less than the most recent 5-year average. Sugar content of the 2011-crop was 5.8 percent above the average of the five most recent years. Due to the lower harvested tons and higher sugar content, the Company’s production of sugar from the 2011-Crop sugarbeets, after processing, was 16.2 percent less than the average of the five most recent years of sugar production.

The Company’s initial sugarbeet payment estimate totaled $64.72 per ton or $0.2196174 per harvested /bonus extractible pound of sugar. As a result of increased net sales and downward adjustments to total estimated expenses, the estimate has been revised to $74.05 per ton (average quality beets) or $0.25093715 per harvested/bonus extractible pound of sugar. This revised projected payment is 27.5 percent more than the final 2010-crop payment per ton and 26.8 percent more per pound of extractible sugar. The higher projected 2011-crop payment per ton results from higher sugar content in the sugarbeets, improved sugar prices, offset by some degree by; increased operating and fixed costs per ton, less total tons of beets processed, offset by less beet discards, versus the prior year. The price per pound of extractible sugar was diluted by 0.7 percent due to bonus sugar for the 2011-crop vs. 6.1 percent for the 2010-crop. Bonus sugar is an incentive payment to shareholder/patrons to deliver sugarbeets prior to main harvest. Harvest for the 2011-crop began on September 21, 2011 vs. the 2010-crop beginning on August 18, 2010. The Board of Directors also authorized a capital contribution from shareholders through a per unit retain deduction of $1.00 per harvested ton for the 2011-crop. The per unit retain has been earmarked for capital improvements.

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

RESULTS OF OPERATIONS

Comparison of the three-months ended May 31, 2012 and May 31, 2011

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/patrons for production to date totaled $13.5 million, a decrease of $35.0 million or 72.1 percent from the prior year period. As of the date of this report, the Board of Directors has revised the estimated Fiscal 2012 payment to shareholder/patrons for sugarbeets to $144.7 million, which is $24.3 million or 14.4 percent less than the prior year.

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

Sales for the three-month period ended May 31, 2012 were comprised of Sugar 84.3 percent, Pulp 6.4 percent, Molasses 4.9 percent and Yeast 4.4 percent.

Consolidated revenue for the three-month period ended May 31, 2012 from the sales of Sugar, Pulp, Molasses and Yeast as well as changes in finished goods inventory and in-process sugar at NRV, decreased $55.2 million or 59.8 percent from the three-month period ended May 31, 2011. The table below reflects the dollar value and percentage changes in product revenues, prices and volumes for the three-month period ended May 31, 2012.

	Revenue $ Million	Change vs. 2011	Revenue Percent Change	Selling Price Percent Change	Volume Percent Change

Sugar	$65.8	$(6.9)	-9.4%	7.1%	-16.5%
Pulp	5.0	(0.2)	-4.6%	36.4%	-41.0%
Molasses	3.8	0.4	12.7%	20.4%	-7.7%
Yeast	3.4	0.7	24.2%	15.4%	8.8%
Finished Goods/NRV	(40.8)	(49.2)

Total	$37.2	$(55.2)	-59.8%

The decrease in volume of sugar sold is attributable to a smaller 2011-crop, delivered by shareholder/patrons. The net decrease in volume of co-products sold is attributable to a smaller 2011-crop. Overall returns per ton for Pulp and Molasses are projected to be higher for the Fiscal Year ended August 31, 2012 due to the higher selling price. Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales. Yeast sales volume increased due to existing customers’ increased demand for yeast in the 2012 period.

The value of finished product inventories for the three-month period ended May 31, 2012 decreased $40.8 million, $49.2 million less than the three-month period ended May 31, 2011. The change in Sugar and Juice inventories accounted for substantially all of the change vs. 2011. The decrease in finished product inventories is due to the smaller 2011-crop.

Expenses for the three-month period ended May 31, 2012 decreased $9.3 million. $7.0 million decrease due to production costs, $2.2 million decrease due to Sales and Distribution Costs, and less than $0.1 million decrease due to General, Administrative, and Interest costs. The decrease in expenses is due to the smaller 2011-crop.

Comparison of the nine-months ended May 31, 2012 and May 31, 2011

In the Consolidated Statements of Operations, Distribution of Net Proceeds, allocated costs of sugarbeets paid or payable to shareholder/patrons for production to date totaled 144.7 million, a decrease of $24.3 million or 14.4 percent from the prior year period.

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

Sales for the nine-month period ended May 31, 2012 were comprised of Sugar 83.4 percent, Pulp 7.4 percent, Molasses 4.9 percent and Yeast 4.3 percent.

Consolidated revenue for the nine-month period ended May 31, 2012 from the sales of Sugar, Pulp, Molasses and Yeast as well as changes in finished goods inventory and in-process sugar at NRV, decreased $40.8 million or 12.8 percent from the nine-month period ended May 31, 2011. The table below reflects the dollar value and percentage changes in product revenues, prices and volumes for the nine-month period ended May 31, 2012.

	Revenue $ Million	Change vs. 2011	Revenue Percent Change	Selling Price Percent Change	Volume Percent Change

Sugar	$188.4	$(16.4)	-8.0%	10.3%	-18.3%
Pulp	16.8	(1.1)	7.0%	38.2%	-31.2%
Molasses	11.0	(0.7)	-5.8%	12.0%	-17.8%
Yeast	9.7	0.4	4.5%	4.1%	0.4%
Finished Goods/NRV	53.0	(25.2)

Total	$278.9	$(40.8)	-12.8%

The decrease in volume of sugar sold is attributable to a smaller 2011-crop, delivered by shareholder/patrons. The net decrease in volume of co-products sold is attributable to a smaller 2011-crop. Overall returns per ton for Pulp and Molasses are projected to be higher for the Fiscal Year ended August 31, 2012 due to the higher selling price. Returns for Pulp and Molasses throughout the fiscal year will be impacted by prior period carry-over sales, inventory levels, product mix and timing of sales. Yeast sales volume increased due to existing customers’ increased demand for yeast in the nine-month period ending May 31, 2012.

The value of finished product inventories for the nine-month period ended May 31, 2012 increased $53.0 million, $25.2 million less than the nine-month period ended May 31, 2011. The change in Sugar and Juice inventories accounted for substantially all of the change vs. 2011. The decrease in finished product inventories is due to the smaller 2011-crop.

Expenses for the nine-month period ended May 31, 2012 decreased $13.9 million. $11.6 million decrease due production costs, $2.2 million decrease due to Sales and Distribution Costs, and less than $0.1 million decrease due to General, Administrative, and Interest costs. The decrease in expenses is due to the smaller 2011-crop.

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

May 31, 2012 Seasonal Debt Information:

Source	Capacity (In Millions)	Utilized	Unused Capacity

Co-Bank	$65.0	$(23.2)	$41.8
CCC	$30.4	$(26.2)	$4.2
Total	$95.4	$(49.4)	$46.0

During the nine-month period ended May 31, 2012 the Company was reimbursed from the bond trust for qualified capital expenditures in the amount of $3.6 million in accordance with the sale of $8.8 million in tax exempt bonds during fiscal 2011. The Company has now drawn all the available funds from the tax exempt bond activity.

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

As of May 31, 2012 the Company was in compliance with its loan agreement covenants with the Bank.

Net Cash provided in operations totaled $2.3 million for the nine-month period ended May 31, 2012, compared to $20.8 million used for the nine-months ended May 31, 2011. This increase of $23.0 million in net cash provided vs. the prior period was primarily due to the differences in the sugarbeet projected payments recorded liability, actual payments to shareholder/patrons, and the associated additional inventory needs for processing materials from the record 2010-crop vs. the 2011-crop.

The net cash used by investing activities totaled $2.1 million for the nine-month period ended May 31, 2012, compared to $5.0 million used by for the nine-month period ended May 31, 2011. The primary change was Capital Expenditures exceeded Tax Exempt Bond Trust draws.

The net cash used by financing activities totaled $0.2 million for the nine-month period ended May 31, 2012 compared to $25.9 million cash provided for the nine-month period ended May 31, 2011. This decrease of $26.1 million was primarily due to a $24.9 million decrease in short term debt obligations required for the payment of sugarbeets from the record 2010-crop vs. 2011-crop. All other factors totaled less than $0.1 million.

The Company anticipates that the funds necessary for working capital requirements and future capital expenditures will be derived from operations, short-term borrowings, depreciation, patronage and long-term borrowings.

Working capital increased $27.8 million for the nine-month period ended May 31, 2012. The Company funds its capital expenditure and debt retirement needs primarily from operating activities.

Cash increased less than $0.1 million for the nine-month period ended May 31, 2012.

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

The Bonds are secured by a Letters of Credit from the Bank. The letter of credit is ultimately secured by the plant and property of the Company’s facility at Wahpeton, North Dakota.

The Company is not aware of any known trends, demands, commitments, events or uncertainties that will likely result in the Company’s liquidity increasing or decreasing materially.

Other than those items described above, the Company is not aware of any known material trends, either favorable or unfavorable, that would cause the mix of equity to debt or the cost of debt to materially change.

OTHER

Estimated Fiscal Year 2013 Information

The 2012-crop has 114,650 acres currently in production with crop conditions considered to be above average at the date of this filing.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2012, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

MINN-DAK FARMERS COOPERATIVE
(Registrant)

Date:	July 16, 2012	/s/ DAVID H. ROCHE
David H. Roche
President and Chief Executive Officer

Date:	July 16, 2012	/s/ RICHARD J. KASPER
Richard J. Kasper
Vice President and Chief Financial Officer

